Form 10-K
period 1993-12-31
HELLER FINANCIAL INC
filed 1994-02-08
CIK 46738

                                                                            1993
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
  [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the Fiscal Year Ended December 31, 1993

                                       OR

  [_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                               [NO FEE REQUIRED]

                         Commission file number 1-6157

                             HELLER FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)

                                                       36-1208070
                Delaware                  (I.R.S. Employer Identification No.)
    (State or other jurisdiction of
     incorporation or organization)

    500 West Monroe Street, Chicago,
                Illinois                                 60661
    (Address of principal executive                    (Zip Code)
                offices)

       Registrant's telephone number, including area code: (312) 441-7000

          Securities registered pursuant to Section 12(b) of the Act:

Cumulative Perpetual Senior Preferred Stock, Series A
                                                   New York Stock Exchange, Inc.

        Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
                   No   .

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      Aggregate market value of voting stock held by non-affiliates: None.

     Number of shares of common stock outstanding at February 7, 1994: 100.
                   Documents incorporated by reference: None.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                               Index to Exhibits
                                  at Page 64

                               TABLE OF CONTENTS

 ITEM NO.                           NAME OF ITEM                             PAGE
 --------                           ------------                             ----

                                     PART I

 Item  1. Business........................................................     3
          Corporate Financing.............................................     3
          Real Estate Financing...........................................     3
          Current Asset Management........................................     3
          Asset Based Financing...........................................     4
          Specialized Financing and Investments...........................     4
          International Factoring and Asset Based Financing...............     4
          Ownership.......................................................     5
          Summary of Total Revenues, Lending Assets and Investments.......     5
          Rates Charged; Competition; Regulation..........................     5
 Item  2. Properties......................................................     5
 Item  3. Legal Proceedings...............................................     5
 Item  4. Submission of Matters to a Vote of Security Holders.............     6

                                    PART II

 Item  5. Market for Registrant's Common Equity and Related Stockholder
          Matters.........................................................     6
 Item  6. Selected Financial Data.........................................     7
 Item  7. Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................     8
          Results of Operations...........................................     8
          Portfolio Composition...........................................    10
          Product Categories..............................................    11
          Credit Management...............................................    15
          Nonearning and Troubled Account Activity........................    16
          Liquidity and Capital Resources.................................    18
          Accounting Developments.........................................    19
 Item  8. Financial Statements and Supplementary Data.....................    20
 Item  9. Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure...........................................    46

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant..............    47
 Item 11. Executive Compensation..........................................    51
          Summary Compensation Table......................................    51
          Retirement and Other Defined Benefit Plans......................    52
          Compensation of Directors.......................................    53
          Employment Contracts and Termination of Employment and Change of
           Control Arrangements...........................................    53
          Compensation Committee Interlocks and Insider Participation.....    53
 Item 12. Security Ownership of Certain Beneficial Owners and Management..    54
          Voting Securities...............................................    54
          Equity Securities...............................................    54
 Item 13. Certain Relationships and Related Transactions..................    55
          Keep Well Agreement with Fuji Bank..............................    55
          Tax Allocation Agreement........................................    57
          Certain Transactions with the Parent and its Subsidiaries.......    57
          Certain Other Relationships.....................................    58

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.    59

                                     PART I

ITEM 1. BUSINESS

  Heller Financial, Inc. (the "Company") was incorporated in 1919 under the laws of the State of Delaware and is engaged in various aspects of the commercial finance business. The Company and its consolidated subsidiaries employ approximately 1,400 people. The executive offices of the Company are located at 500 West Monroe Street, Chicago, Illinois 60661 (telephone: (312) 441-7000). Unless the context indicates otherwise, references to the Company include Heller Financial, Inc. and its consolidated subsidiaries.

  The Company operates in the middle market segment of the commercial finance industry, which generally includes entities in the manufacturing and service sectors with annual sales in the range of $15 million to $200 million and in the real estate sector with property values in the range of $5 million to $40 million. The Company currently provides services in six product categories: (1) corporate financing, (2) real estate financing, (3) current asset management,
(4) asset based financing, (5) specialized financing and investments and (6) international factoring and asset based financing.

  The Company has undertaken a long term program to strengthen its performance by diversifying its lending portfolio and earnings sources, strengthening earnings and asset quality and maintaining capital strength. The portfolio and earnings sources are being diversified by reducing reliance on the corporate financing business and growing the asset based businesses and specialized financing and investment activities. The Company is attempting to strengthen earnings by developing more stable earning streams, reducing the level and volatility of credit quality costs and increasing productivity. Improved asset quality is being pursued through aggressive resolution of problem accounts, more conservative underwriting and reduced transaction and hold sizes. Lastly, the Company is maintaining a strong financial position through moderate leverage, strong reserves and liquidity.

CORPORATE FINANCING

  The Corporate Finance group offers a broad spectrum of services based on the cash flows underlying a client's business. These services include the financing of corporate recapitalizations, refinancings, acquisitions and buy-outs of publicly and privately held entities in a wide variety of industries. Loans are provided on both a term and revolving basis for periods of up to ten years and are predominantly collateralized by senior liens on the borrower's stock or assets or both. Corporate financings may also include some unsecured, subordinated or non-voting equity financing. From time to time the Company sells assignments and participations in its loans.

REAL ESTATE FINANCING

  The Real Estate Financial Services group provides interim financing to owners, investors and developers primarily for the acquisition, refinancing and renovation of commercial and residential income producing properties in a wide range of property types and geographic areas. These loans generally have terms ranging from one to five years and are principally collateralized by first mortgages. The Company also offers a number of financing products including financing for discounted loan portfolio acquisitions, participating junior debt financing to developers of single family and multi-family housing, credit sale-leaseback financing for single tenant properties, credit enhancements for multi-family tax exempt bonds and standby commitments with terms of one to two years.

CURRENT ASSET MANAGEMENT

  The Current Asset Management group primarily offers factoring services to the apparel, textile and home furnishings industries. In return for a commission, the group purchases the client's accounts receivable and provides collection and management information services. Working capital is provided by advancing on a formula basis a percentage of the purchase price of the client's factored accounts receivable prior to the due date. In 1993, the Company was one of the largest factors in the highly competitive United States factoring industry, with volume of $6.4 billion. During 1993, Small Business Finance was established to provide receivables financing products and services to the smaller end of the middle market and Healthcare Financial Services expanded its activities which include working capital financing and medical insurance claims management services.

ASSET BASED FINANCING

  Asset based financing is offered by Vendor Finance, Commercial Equipment Finance, Heller First Capital ("First Capital") and Heller Business Credit ("Business Credit"). Vendor Finance provides leasing and financing of equipment through manufacturer and vendor programs and direct relationships with end users, with individual transactions generally under $500,000. This division supports the machining, graphics, healthcare, communication, plastics and production equipment markets. Commercial Equipment Finance provides financing of general equipment transactions ranging in size from $1 million to $10 million to a diverse group of businesses for expansion, replacement and modernization or refinancing of existing equipment obligations. During 1993, Vendor Finance and Commercial Equipment Finance leases were consolidated in Heller Financial Leasing, a wholly-owned subsidiary of the Company, which was formed to provide additional focus for this growing portfolio.

  First Capital is a provider of long-term financial products for small businesses under U.S. Small Business Administration loan programs, which guarantee from 70% to 90% of such financings. Loans of up to $1,250,000 are made to small businesses in a wide variety of industries, for working capital, equipment and owner-occupied facilities. The guaranteed portions of these loans are sold in the secondary market, with servicing rights generally retained by First Capital.

  Business Credit was established as a separate unit during 1993, to rebuild a strong national presence in asset based lending. Its financings are secured by receivables, inventory and property, plant and equipment and are generally used by middle market companies in a variety of industries for working capital, refinancings, restructurings, and acquisitions. In addition to established businesses, clients include high growth and established turnaround companies.

SPECIALIZED FINANCING AND INVESTMENTS

  Specialized financing and investments are originated by four units: Project Investment and Advisory, Equity Capital, Heller Investments and Aircraft Finance. Project Investment and Advisory offers financing to independent power producers and industrial projects in the form of senior and junior secured loans, development loans and industrial project equity investments. Equity Capital and Heller Investments make investments in middle market companies. Equity Capital primarily focuses on established middle market companies, while Heller Investments focuses on companies requiring an operational and financial turnaround. Aircraft Finance offers financing for commercial aircraft through leases or junior secured loans to an operating lessor, with terms ranging from 2 to 10 years.

INTERNATIONAL FACTORING AND ASSET BASED FINANCING

  The Company provides factoring and asset based financing outside the United States through investments in commercial finance companies located in 18 countries in Europe, Asia, Australia and Latin America. These companies, which may be wholly-owned or joint ventures, offer factoring, asset based finance, acquisition finance, leasing, vendor finance and/or trade finance programs to the mid-sized corporate sector. During 1993, the Company established factoring joint ventures in Mexico and Malaysia.

OWNERSHIP

  All of the outstanding common stock of the Company is owned by Heller International Corporation (the "Parent"), a wholly-owned subsidiary of The Fuji Bank, Limited ("Fuji Bank"), headquartered in Tokyo, Japan. Fuji Bank also directly owns 21% of the outstanding shares of Heller International Group, Inc., a consolidated subsidiary of the Company engaged in factoring and asset based financing activities outside the U.S. Fuji Bank is one of the largest banks in the world, with total deposits of approximately $356 billion at September 30, 1993. Management of the Company believes that Fuji Bank's ownership of the Company permits it to compete more effectively in the commercial finance business. For a discussion of the "Keep Well Agreement" between Fuji Bank and the Company, see "Certain Relationships and Related Transactions--Keep Well Agreement with Fuji Bank."

SUMMARY OF TOTAL REVENUES, LENDING ASSETS AND INVESTMENTS

  A summary of total revenues, lending assets and investments by product category is included in the "Portfolio Composition" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations." This summary closely corresponds to a classification by operating unit. In addition, for information about international operations, see Note 16 to the Consolidated Financial Statements.

RATES CHARGED; COMPETITION; REGULATION

  Rates charged by the Company vary depending on the risk and maturity of the loan, competition, current cost of borrowing to the Company and state usury laws and other governmental regulations. The Company's portfolio of receivables primarily earns interest at variable rates. These variable rates float in accordance with various agreed upon reference rates, including the prime or corporate base lending rates, or the London Inter-bank Offered Rate. Competition varies by operating group. In general, the Company is subject to competition from a variety of financial institutions, including commercial finance companies, banks and leasing companies.

  As a subsidiary of Fuji Bank, the Company is subject to the limitations imposed by the Bank Holding Company Act of 1956, as amended, and related regulations adopted by the Board of Governors of the Federal Reserve System. Those regulations restrict the Company to activities that have been defined as being so closely related to banking as to be incidental thereto and also restrict certain lending activities. The Company's guaranteed loan operations and certain of its equity investment activities are subject to the supervision and regulation of the Small Business Administration. To date, such regulations have not had a material adverse effect on the Company.

ITEM 2. PROPERTIES

  The Company leases executive offices located at 500 West Monroe Street, Chicago, Illinois 60661 and maintains various offices throughout the United States, Europe, Asia and Australia, all of which are leased premises. For information concerning the Company's lease obligations, see Note 7 to the Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

  The Company is party to a number of legal proceedings as plaintiff and defendant, all arising in the ordinary course of its business. The Company believes that the amounts, if any, which may ultimately be funded or paid with respect to these matters will not have a materially adverse effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were acted upon in the fourth quarter of 1993.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The outstanding common stock of the Company is owned entirely by the Parent, which is wholly owned by Fuji Bank, and there is no public trading market for the Company's common stock.

  During 1993 and 1992, no cash dividends were declared on the Company's common stock or NW Preferred Stock, Class B ("NW Preferred Stock"), and all dividends declared on the Cumulative Perpetual Senior Preferred Stock, Series A ("Perpetual Preferred Stock") and the Cumulative Convertible Preferred Stock, Series D ("Convertible Preferred Stock") have been paid through December 31, 1993. The Company is prohibited from paying cash dividends on common stock, NW Preferred Stock, and Convertible Preferred Stock unless full cumulative dividends on all outstanding shares of Perpetual Preferred Stock have been paid. Under the terms of the Convertible Preferred Stock, all of which is owned by the Parent, the Company is prohibited from paying dividends on common stock unless full cumulative dividends on all outstanding shares of the Convertible Preferred Stock have been paid.

ITEM 6. SELECTED FINANCIAL DATA

  The following table presents information from the Company's consolidated financial statements for the five years ended December 31, 1993, which have been audited by Arthur Andersen & Co., independent public accountants, as indicated in their report included herein. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the "Financial Statements and Supplementary Data."

                                              DECEMBER 31,
                         -------------------------------------------------------
                            1993       1992        1991       1990       1989
                         ---------- ----------  ---------- ---------- ----------
INCOME STATEMENT DATA
(FOR THE YEAR ENDED):                    (DOLLARS IN THOUSANDS)
Interest income......... $  619,591 $  634,169  $  729,911 $  812,918 $  753,093
Interest expense........    263,563    295,489     405,519    488,226    469,611
                         ---------- ----------  ---------- ---------- ----------
 Net interest income....    356,028    338,680     324,392    324,692    283,482
Fees and other income...    137,850    100,641      94,333     84,165    118,778
Income of international
 joint ventures.........     22,753     26,560      18,974     19,662     22,646
                         ---------- ----------  ---------- ---------- ----------
 Operating revenues.....    516,631    465,881     437,699    428,519    424,906
Operating expenses......    178,403    171,868     169,835    183,108    178,326
Provision for losses....    210,383    251,895     201,425    144,168    111,402
                         ---------- ----------  ---------- ---------- ----------
 Income before income
  taxes and tax
  accounting credit.....    127,845     42,118      66,439    101,243    135,178
Income tax
 provision/(benefit)....     10,732     (5,002)      2,340     17,499     22,683
                         ---------- ----------  ---------- ---------- ----------
 Income before tax
  accounting credit.....    117,113     47,120      64,099     83,744    112,495
Cumulative effect of a
 change in accounting
 principle for income
 taxes..................        --      41,100         --         --         --
                         ---------- ----------  ---------- ---------- ----------
 Net income.............    117,113     88,220      64,099     83,744    112,495
Preferred stock
 dividends*.............     11,531      2,964       6,475     21,241     34,354
                         ---------- ----------  ---------- ---------- ----------
 Net income available
  for common stock...... $  105,582 $   85,256  $   57,624 $   62,503 $   78,141
                         ========== ==========  ========== ========== ==========
 Net income available
  for common stock
  before tax accounting
  credit................ $  105,582 $   44,156  $   57,624 $   62,503 $   78,141
                         ========== ==========  ========== ========== ==========
Ratio of earnings to
 combined fixed charges
 and preferred stock
 dividends**............       1.43       1.14        1.15       1.15       1.22
                         ========== ==========  ========== ========== ==========
                                              DECEMBER 31,
                         -------------------------------------------------------
BALANCE SHEET DATA (AT      1993       1992        1991       1990       1989
THE END OF THE YEAR):    ---------- ----------  ---------- ---------- ----------
                                         (DOLLARS IN THOUSANDS)
Receivables............. $7,012,508 $7,419,720  $7,116,325 $7,218,092 $6,680,948
Allowance for losses on
 receivables............    211,357    221,277     167,008    154,795    143,176
Total assets............ $7,912,598 $7,952,349  $7,529,391 $7,772,337 $7,256,464
                         ========== ==========  ========== ========== ==========
Senior debt:
 Commercial paper and
  short-term borrowings. $1,981,370 $2,422,367  $2,797,044 $3,267,892 $3,559,320
 Notes and debentures...  3,893,084  3,520,538   2,809,426  2,251,845  1,358,194
Subordinated debt.......        --         --       87,967    196,240    352,729
Junior subordinated
 debt...................     74,993    224,979     230,431    233,883    237,335
                         ---------- ----------  ---------- ---------- ----------
 Total debt............. $5,949,447 $6,167,884  $5,924,868 $5,949,860 $5,507,578
                         ========== ==========  ========== ========== ==========
Preferred stock......... $  150,000 $  150,000  $   25,000 $  300,000 $  300,000
Common equity...........  1,102,516    994,191     943,488    890,862    810,880
                         ---------- ----------  ---------- ---------- ----------
 Total stockholders'
  equity................ $1,252,516 $1,144,191  $  968,488 $1,190,862 $1,110,880
                         ========== ==========  ========== ========== ==========

- --------
* During 1989, the Company declared and paid $10.7 million of dividends that accumulated from March 30, 1984 to December 31, 1988.
** See Exhibit 12.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  During 1993, the Company's results of operations and financial position improved as earnings and asset quality improved, portfolio diversification increased and balance sheet strength was maintained. Earnings quality improved as operating revenues grew at a faster rate than operating expenses, in part due to strong growth in fees and other income from newer businesses, while credit quality costs decreased from the high level of 1992. Asset quality improved as nonearning assets decreased by 22%. The portfolio became more balanced due to the lower level of corporate financings and growth in asset based financing and specialized financing and investments. Although the Company has made progress in these areas, initiatives to strengthen the earnings quality, diversify assets and improve asset quality will continue through 1994.

RESULTS OF OPERATIONS

  The following table summarizes the Company's operating results for the years ended December 31, 1993, 1992, and 1991.

                                       YEAR ENDED             YEAR ENDED
                                      DECEMBER 31,           DECEMBER 31,
                                  ---------------------- ----------------------
                                                 PERCENT                PERCENT
                                   1993   1992   CHANGE   1992    1991  CHANGE
                                  ------ ------  ------- ------  ------ -------
                                  (DOLLARS IN MILLIONS)  (DOLLARS IN MILLIONS)
Interest income.................. $619.6 $634.2    (2)%  $634.2  $729.9  (13)%
Interest expense.................  263.6  295.5   (11)    295.5   405.5  (27)
                                  ------ ------          ------  ------
  Net interest income............  356.0  338.7     5     338.7   324.4    4
Fees and other income............  137.8  100.6    37     100.6    94.3    7
Income of international joint
 ventures........................   22.8   26.6   (14)     26.6    19.0   40
                                  ------ ------          ------  ------
  Operating revenues.............  516.6  465.9    11     465.9   437.7    6
Operating expenses...............  178.4  171.9     4     171.9   169.9    1
Provision for losses.............  210.4  251.9    (16)   251.9   201.4   25
                                  ------ ------          ------  ------
  Income before income taxes and
   tax accounting credit.........  127.8   42.1   204      42.1    66.4  (37)
Income tax provision/(benefit)...   10.7   (5.0)  --       (5.0)    2.3  --
                                  ------ ------          ------  ------
  Income before tax accounting
   credit........................  117.1   47.1   149      47.1    64.1  (27)
Cumulative change in accounting
 principle for income taxes......    --    41.1   --       41.1     --   --
                                  ------ ------          ------  ------
  Net income.....................  117.1   88.2    33      88.2    64.1   38
Preferred stock dividends........   11.5    2.9   297       2.9     6.5  (55)
                                  ------ ------          ------  ------
  Net income available for common
   stock......................... $105.6 $ 85.3    24    $ 85.3  $ 57.6   48
                                  ------ ------          ------  ------
  Net income available for common
   stock before tax accounting
   credit........................ $105.6 $ 44.2   139%   $ 44.2  $ 57.6  (23)%
                                  ====== ======          ======  ======

1993 vs. 1992

  The Company achieved record net income available for common stock of $106 million, an increase of $61 million or 139%, before a tax accounting credit recorded in 1992. This increase reflects lower credit quality costs, strong gains on investments and increased fees and other income from newer business initiatives, as well as continued growth in net interest income. These factors more than offset increased spending on new business initiatives and a higher provision for income taxes.

  Net interest income increased due to the improved funding spreads resulting from the low interest rate environment, coupled with increased turnover in the portfolio. Interest income decreased as a result of lower floating rate indices. While average earning funds employed remained relatively stable, a shift in the composition of the portfolio occurred, as average corporate financings decreased and average asset based and specialized financing and investments increased. Rates charged on 86% of total average earning funds employed were based on floating rate indices such as the average three month London Inter-bank Offered Rate, which decreased to 3.31% from 3.79% in 1992. Interest expense decreased as a result of a reduction in the average borrowing rate to 4.4% from 4.7% in 1992. The effect of the lower average borrowing rate was partially offset by an increase in the costs associated with the extension of the average maturity of the debt portfolio.

  Fees and other income increased $37 million, principally as a result of strong gains on investments from specialized and corporate financings and increased income from real estate and small business loan activities.

  Although income of international joint ventures declined primarily as the result of a sale of an interest in a leasing joint venture, overall international operations achieved a $7 million increase in net income, reflecting a lower provision for losses.

  Operating expenses were higher as spending for diversification efforts increased $14 million in 1993. This increase was partially offset by the benefits of productivity enhancements and expense controls in core businesses.

  Although the provision for losses declined in 1993, significant progress was made in addressing the risks associated with troubled credits in the corporate financing and real estate portfolios. The Company maintained its reserve levels at 3% of receivables or 99% of nonearning receivables at December 31, 1993, even though the level of problem accounts receded and the performance of new financings over the last three years has remained strong.

  The 8% effective tax rate reflects the recognition of deferred tax benefits. In 1994, management expects the effective tax rate to approach the statutory tax rate.

1992 vs. 1991

  Net income available for common stock in 1992 was $85 million, up 48% over 1991 as the Company benefitted from the adoption of a new accounting standard for income taxes and increases in net interest income and other operating revenues. This level of earnings was accomplished while the Company strengthened its loss reserves and increased spending associated with new business initiatives.

  Net interest income increased as a 4% growth in average earning funds and reduced costs of carrying nonearning assets more than offset a modest spread compression due to an increase in the average term of the debt portfolio. Rates charged on 87% of total average earning funds employed were based on floating rate indices, such as the average prime rate which decreased to 6.3% in 1992 from 8.5% in 1991. As a result of the lower variable market rates, interest income declined, and interest expense fell as the average borrowing rate was 4.7% compared to 6.7% in 1991.

  Other revenue sources rose $14 million as a result of improved earnings from unconsolidated joint ventures and continued gains on sales of capital appreciation rights and other non-voting equity investments.

  Operating expenses remained relatively flat for the year, as reductions in legal and rent expense and the benefits of productivity improvements and expense controls were offset by operating expenses for new business initiatives. Spending for these efforts under the Company's diversification program amounted to $17 million during the year.

  The provision for losses increased as the Company strengthened its allowance for losses to 3% of receivables to improve coverage ratios and address the risks associated with certain troubled credits in the corporate financing and real estate portfolios.

  Effective January 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which resulted in the recognition of $41 million of previously unrecognized tax benefits. In addition, the Company recorded an income tax benefit in 1992 compared with a provision in 1991, as a result of the favorable settlement of certain tax audits and recognition of additional deferred tax benefits in excess of the current tax provision.

PORTFOLIO COMPOSITION

  During 1993, the Company continued to make progress in diversifying its assets and sources of income, as corporate financing decreased to 46% of the portfolio and asset based financing continued to increase in amount and as a percentage of the portfolio.

  The following tables present the lending assets and investments and the total revenues of the Company by product category. The Current Asset Management group lending assets and investments and total revenues are included in the asset based product category. Lending assets include receivables and repossessed assets. Total revenues include interest income, fees and other income and the income of the international joint ventures.

                             LENDING ASSETS AND INVESTMENTS AS OF DECEMBER 31,
                           -----------------------------------------------------
                                 1993              1992              1991
                           ----------------- ----------------- -----------------
                            AMOUNT   PERCENT  AMOUNT   PERCENT  AMOUNT   PERCENT
                           --------- ------- --------- ------- --------- -------
                                           (DOLLARS IN MILLIONS)
BY PRODUCT CATEGORY:
Corporate financing......  $ 3,571.9   46%   $ 4,478.1   56%   $ 4,611.9   61%
Real estate financing....    1,956.5   25      1,855.5   23      1,545.3   21
Asset based financing....    1,512.5   20      1,088.6   14        938.1   12
Specialized financing and
 investments.............      416.6    5        327.6    4        191.4    3
International factoring
 and asset
 based financing.........      285.1    4        260.5    3        258.1    3
                           ---------  ----   ---------  ----   ---------  ----
  Total lending assets
   and investments.......  $ 7,742.6  100%   $ 8,010.3  100%   $ 7,544.8  100%
                           =========  ====   =========  ====   =========  ====
BY ASSET TYPE:
Receivables..............  $ 7,012.5   90%   $ 7,419.7   93%   $ 7,116.3   94%
Repossessed assets.......      215.8    3        170.1    2        115.5    2
                           ---------  ----   ---------  ----   ---------  ----
  Total lending assets...    7,228.3   93      7,589.8   95      7,231.8   96
International joint
 ventures................      143.8    2        139.7    2        128.9    2
Other investments........      370.5    5        280.8    3        184.1    2
                           ---------  ----   ---------  ----   ---------  ----
  Total investments......      514.3    7        420.5    5        313.0    4
                           ---------  ----   ---------  ----   ---------  ----
  Total lending assets
   and investments.......  $ 7,742.6  100%   $ 8,010.3  100%   $ 7,544.8  100%
                           =========  ====   =========  ====   =========  ====
                              TOTAL REVENUES FOR THE YEAR ENDED DECEMBER 31,
                           -----------------------------------------------------
                                 1993              1992              1991
                           ----------------- ----------------- -----------------
                            AMOUNT   PERCENT  AMOUNT   PERCENT  AMOUNT   PERCENT
                           --------- ------- --------- ------- --------- -------
                                          (DOLLARS IN THOUSANDS)
Corporate financing......  $ 389,364   50%   $ 427,946   56%   $ 513,395   61%
Real estate financing....    160,730   21      141,354   19      136,419   16
Asset based financing....    150,660   19      123,389   16      130,112   15
Specialized financing and
 investments.............     40,364    5       24,946    3       15,397    2
International factoring
 and asset
 based financing.........     39,076    5       43,735    6       38,737    5
Other....................        --   --           --   --         9,158    1
                           ---------  ----   ---------  ----   ---------  ----
  Total revenues.........  $ 780,194  100%   $ 761,370  100%   $ 843,218  100%
                           =========  ====   =========  ====   =========  ====

  Lending Assets and Investments. During 1993, lending assets decreased $362 million while the investment portfolio increased $94 million. The slight decline in lending assets principally reflects the reduction of corporate financings which was caused by increased liquidity and activity in the debt and equity markets. Equipment financings, working capital loans, and higher factoring receivables account for the increase in asset based lending, which the Company will continue to grow as it pursues its diversification program.

  The increase in investments is primarily attributable to equity interests and other investments related to power project financings and investments in established companies with high growth potential.

  Concentrations of lending assets of 5% or more, based on the standard industrial classification of the borrower, are as follows:

                                                         DECEMBER 31,
                                                 -----------------------------
                                                      1993           1992
                                                 -------------- --------------
                                                 AMOUNT PERCENT AMOUNT PERCENT
                                                 ------ ------- ------ -------
                                                     (DOLLARS IN MILLIONS)
   Department and general merchandise retail
    stores...................................... $505.8     7%  $710.8     9%
   General purpose office buildings.............  504.2     7    620.7     8
   Textiles and apparel manufacturing...........  502.3     7    468.4     6
   General industrial machines..................  449.8     6    475.7     6
   Mobile home parks............................  414.3     6    334.3     4
   Apartments...................................  371.0     5    437.5     6

  The majority of the lending assets in the department and general merchandise retail stores category is comprised of factored accounts receivable which represent short-term trade receivables from numerous customers. The receivables in the general purpose office buildings and apartments categories represent interim financing for properties principally located in major U.S. cities, with no concentration in any one geographic location. The textile and apparel manufacturing receivables are distributed among 14 borrowers. The general industrial machines classification is distributed among machinery used for many different industrial applications.

  Total Revenues. The growth in total revenues is primarily attributable to the $37 million increase in fees and other income principally resulting from newer business initiatives in specialized financing and investments, asset based and real estate financings and small business loan activities. This increase largely offsets a $39 million decrease in revenues associated with the reduction in the level of corporate financings and the effect on revenues of the lower level of floating interest rates.

PRODUCT CATEGORIES

  Corporate financing. Due to continuing efforts to strengthen portfolio quality and reduce concentrations, the Company financed transactions with smaller individual balances and lower debt multiples, while it broadened its syndication capabilities. Accordingly, the number of transactions funded during 1993 increased, while the amount of new fundings decreased to $906 million from $1,199 million in the prior year. The reduction in lending assets during 1993 reflects more rapid turnover of the portfolio caused by increased market and portfolio liquidity.

                                                            DECEMBER 31,
                                                     ---------------------------
                                                       1993      1992     1991
                                                     --------- -------- --------
                                                        (DOLLARS IN MILLIONS)
   Lending assets................................... $ 3,479.0 $4,403.2 $4,495.7
   Investments......................................      92.9     74.9    116.2
                                                     --------- -------- --------
     Total lending assets and investments........... $ 3,571.9 $4,478.1 $4,611.9
                                                     ========= ======== ========
   Nonearning assets................................ $   294.4 $  392.3 $  452.8
                                                     ========= ======== ========
   Average balance of lending assets................ $    21.2 $   26.1 $   31.7
                                                     ========= ======== ========
   Number of investments............................        65       61       64
                                                     ========= ======== ========
   Ratio of nonearning assets to lending assets.....      8.5%     8.9%    10.1%
                                                     ========= ======== ========

                                                         FOR THE YEAR ENDED
                                                            DECEMBER 31,
                                                     --------------------------
                                                       1993     1992     1991
                                                     -------- -------- --------
                                                       (DOLLARS IN MILLIONS)
   Interest income.................................. $  349.2 $  397.0 $  486.4
   Fees and other income............................     40.2     30.9     27.0
                                                     -------- -------- --------
     Total revenues................................. $  389.4 $  427.9 $  513.4
                                                     ======== ======== ========
   Net writedowns................................... $  125.2 $  153.7 $   80.0
                                                     ======== ======== ========
   Ratio of net writedowns to average lending
    assets..........................................     3.1%     3.5%     1.8%
                                                     ======== ======== ========

  Interest income decreased due to the lower interest rate environment and lower average corporate financing funds employed. This decrease was partially offset by loan prepayment income. Fees and other income increased in 1993 due to higher gains from the sale of various equity investments. Net writedowns of corporate financings continued at a high level during 1993, as the Company made significant progress in addressing the risks associated with troubled credits.
Accordingly, management believes the Company has resolved or written down the majority of the problem accounts in this portfolio.

  At December 31, 1993, the Company was contractually committed to finance an additional $796 million under existing agreements, generally contingent upon the maintenance of specific credit standards by the borrowers. Since many of the commitments are expected to remain unused, the total commitment amounts do not necessarily represent future cash requirements.

  Corporate financings are generally considered by certain regulatory agencies as highly leveraged transactions.

  Real estate financing. During 1993, the group continued to expand its lending programs by capitalizing on opportunities in the current lending environment.
These opportunities include the financing of borrowers engaged in the acquisition and resolution of discounted loan portfolios, the ownership and management of mobile home parks, retail centers, single tenant properties and apartments and the development of single-family and multi-family housing. The majority of the $37.6 million of total investments represent participating debt financings.

                                                            DECEMBER 31,
                                                     --------------------------
                                                       1993     1992     1991
                                                     -------- -------- --------
                                                       (DOLLARS IN MILLIONS)
   Lending assets................................... $1,918.9 $1,836.4 $1,542.2
   Investments......................................     37.6     19.1      3.1
                                                     -------- -------- --------
     Total lending assets and investments........... $1,956.5 $1,855.5 $1,545.3
                                                     ======== ======== ========
   Nonearning assets................................ $   97.9 $  127.9 $   44.8
                                                     ======== ======== ========
   Average balance of lending assets................ $    7.6 $    7.0 $    7.6
                                                     ======== ======== ========
   Ratio of nonearning assets to lending assets.....     5.1%     7.0%     2.9%
                                                     ======== ======== ========
                                                         FOR THE YEAR ENDED
                                                            DECEMBER 31,
                                                     --------------------------
                                                       1993     1992     1991
                                                     -------- -------- --------
                                                       (DOLLARS IN MILLIONS)
   Interest income.................................. $  142.8 $  136.5 $  135.2
   Fees and other income............................     17.9      4.9      1.2
                                                     -------- -------- --------
     Total revenues................................. $  160.7 $  141.4 $  136.4
                                                     ======== ======== ========
   Net writedowns................................... $   70.8 $   30.5 $   18.7
                                                     ======== ======== ========
   Ratio of net writedowns to average lending
    assets..........................................     3.8%     1.8%     1.3%
                                                     ======== ======== ========

  Interest income increased, due to the higher level of average real estate funds employed which offset the effects of the lower interest rate environment. Fees and other income increased primarily due to income from newer business initiatives. The increased writedowns taken in 1993 reflects management's efforts to resolve problem real estate accounts, with general purpose office buildings accounting for the majority of the increase.

  The real estate portfolio was distributed by geographic location and property type as follows:

                         1993 1992
                         ---- ----
West....................  23%  24%
Midwest.................  19   19
Mid-Atlantic States.....  17   15
Southeast...............  16   16
New York................  12   13
Southwest...............   9   10
New England.............   4    3
                         ---- ----
                         100% 100%
                         ==== ====

                         1993 1992
                         ---- ----
General purpose office
 buildings..............  26%  34%
Mobile home parks.......  22   18
Apartments..............  19   24
Retail..................  10    9
Industrial..............   9   11
Loan portfolios.........   6   --
Other...................   8    4
                         ---- ----
                         100% 100%
                         ==== ====

  As of December 31, 1993, over 90% of the real estate loans were collateralized by first mortgages. The real estate portfolio is geographically dispersed throughout the United States. Loan portfolios are financings of borrowers engaged in the acquisition of discounted portfolios of residential, commercial and industrial loans. Over the last three years, in an effort to reduce its exposure to general purpose office buildings, the Company has substantially curtailed fundings in this sector. New financings were principally in the loan portfolio acquisition, mobile home park and retail categories. Additionally, certain borrowers in the general purpose office building portfolio converted $122 million of variable rate debt to fixed debt, at market rates, in order to limit exposure to interest rate risk.

  Asset based financing. Asset based lending assets increased $424 million or 39% and related revenues increased $27 million or 22%, through the expansion of various lending products. The asset based lending portfolio is comprised of factored accounts receivable, equipment loans and leases, working capital financings and other collateralized loans. Factored accounts are short-term trade receivables primarily from department and general merchandise retailers. These accounts, which are purchased from approximately 545 clients, are highly liquid with an average turnover of 51 days, and are managed continuously by evaluating the consolidated exposure from all clients to a particular customer. Credit files are maintained for approximately 210,000 customers in order to control this credit exposure. Equipment loans and leases are managed by Vendor Finance and are often made with recourse to the vendor. Commercial Equipment Finance provides financing of equipment loans and leases that are central to a borrower's operations. Business Credit and First Capital loans are secured by inventory, receivables, property, plant, equipment and real estate.

  Presented below is summarized information about the asset based portfolio and related revenues. The asset and revenue growth illustrates the emphasis the Company has placed on growing its asset based businesses and diversifying its earnings sources.

                                                              DECEMBER 31,
                                                        ------------------------
                                                          1993     1992    1991
                                                        -------- -------- ------
                                                         (DOLLARS IN MILLIONS)
   Current Asset Management...........................  $  712.5 $  677.2 $610.8
   Vendor Finance.....................................     409.9    315.7  251.9
   Commercial Equipment Finance.......................     168.2     16.9    --
   Business Credit....................................     102.7      --     --
   First Capital......................................      55.6     30.5    --
   Other..............................................      63.0     47.7   74.9
                                                        -------- -------- ------
     Total lending assets.............................  $1,511.9 $1,088.0 $937.6
   Investments........................................        .6       .6     .5
                                                        -------- -------- ------
     Total lending assets and investments.............  $1,512.5 $1,088.6 $938.1
                                                        ======== ======== ======
   Nonearning assets..................................  $   15.6 $   17.7 $ 18.6
                                                        ======== ======== ======
   Ratio of nonearning assets to total lending assets.      1.0%     1.6%   2.0%
                                                        ======== ======== ======
                                                           FOR THE YEAR ENDED
                                                              DECEMBER 31,
                                                        ------------------------
                                                          1993     1992    1991
                                                        -------- -------- ------
                                                         (DOLLARS IN MILLIONS)
   Interest income....................................  $   89.2 $   65.4 $ 71.4
   Fees and other income..............................      61.5     58.0   58.7
                                                        -------- -------- ------
     Total revenues...................................  $  150.7 $  123.4 $130.1
                                                        ======== ======== ======
   Net writedowns.....................................  $   12.2 $    8.7 $ 20.3
                                                        ======== ======== ======
   Ratio of net client writedowns to average lending
    assets............................................      .42%     .38%   .16%
                                                        ======== ======== ======
   Factoring customer net writedowns to factoring
    volume............................................      .10%     .08%   .27%
                                                        ======== ======== ======

  During 1993, the Company signed an agreement to acquire substantially all of the assets of an insurance premium finance company. The regulatory process could not be completed by the date required under the agreement and, accordingly, the agreement was terminated by the seller.

  Specialized financing and investments. Specialized financing and investments principally consist of financing of leases of aircraft and related equipment through Aircraft Finance, independent power projects through Project Investment and Advisory and equity investments in middle market companies through Equity Capital and Heller Investments.

                                                                DECEMBER 31,
                                                            --------------------
                                                             1993   1992   1991
                                                            ------ ------ ------
                                                                (DOLLARS IN
                                                                 MILLIONS)
   Aircraft Finance........................................ $ 50.1 $ 44.1 $ 44.3
   Project Investment and Advisory.........................   83.6   42.8   47.4
   Equity Capital..........................................   33.6   37.9   21.2
   Heller Investments......................................   23.4   16.6   15.1
                                                            ------ ------ ------
     Total lending assets.................................. $190.7 $141.4 $128.0
   Equipment on lease......................................  147.5  158.4   55.6
   Other investments.......................................   78.4   27.8    7.8
                                                            ------ ------ ------
     Total lending assets and investments.................. $416.6 $327.6 $191.4
                                                            ====== ====== ======
   Nonearning assets....................................... $ 14.2 $  5.1 $  --
                                                            ====== ====== ======
   Ratio of nonearning assets to total lending assets......   7.5%   3.6%   -- %
                                                            ====== ====== ======

                                                             FOR THE YEAR ENDED
                                                                DECEMBER 31,
                                                            --------------------
                                                             1993   1992   1991
                                                            ------ ------ ------
                                                                (DOLLARS IN
                                                                 MILLIONS)
   Total revenues.......................................... $ 40.4 $ 24.9 $ 15.4
                                                            ====== ====== ======
   Net writedowns.......................................... $  5.0 $  --  $  --
                                                            ====== ====== ======
   Ratio of net writedowns to average lending assets.......   2.9%   -- %   -- %
                                                            ====== ====== ======

  In 1993, $15 million of gains were realized on the sale of investments in the Project Investment and Advisory and Equity Capital divisions. The increase in nonearning assets and the net writedowns were in the aircraft portfolio.

  International factoring and asset based financing. International financings include wholly-owned and joint venture investments in commercial finance companies in 18 countries. These companies offer factoring, asset based finance, acquisition finance, leasing, vendor finance and/or trade finance programs to the mid-sized corporate sector.

                                                                DECEMBER 31,
                                                            --------------------
                                                             1993   1992   1991
                                                            ------ ------ ------
                                                                (DOLLARS IN
                                                                 MILLIONS)
   Lending assets.......................................... $127.8 $120.8 $128.3
   International joint ventures............................  143.8  139.7  128.9
   Other investments.......................................   13.5    --      .9
                                                            ------ ------ ------
     Total lending assets and investments.................. $285.1 $260.5 $258.1
                                                            ====== ====== ======
                                                             FOR THE YEAR ENDED
                                                                DECEMBER 31,
                                                            --------------------
                                                             1993   1992   1991
                                                            ------ ------ ------
                                                                (DOLLARS IN
                                                                 MILLIONS)
   Income of international joint ventures.................. $ 22.8 $ 26.6 $ 19.0
   Interest, fees and other income.........................   16.3   17.1   19.7
                                                            ------ ------ ------
     Total revenues........................................ $ 39.1 $ 43.7 $ 38.7
                                                            ====== ====== ======

  International lending assets include the assets of the wholly-owned subsidiaries, principally in Australia and Singapore, while the investments in joint ventures consist of the equity investments in 50% or less owned companies in 15 countries in Europe, Asia, and Latin America. International lending assets increased reflecting the higher level of factoring receivables. The higher level of investments in joint ventures reflects 1993 joint venture income, net of distributions. Overall international operations achieved higher net income, as the reduction in joint venture income was more than offset by the reduction in the provision for losses of wholly-owned subsidiaries. Income of international joint ventures represents the Company's share of net income from each joint venture investment. The Company periodically enters into currency exchange contracts to hedge the earnings and net investments in its international joint ventures from exposure to foreign currency fluctuations.

CREDIT MANAGEMENT

  The Company manages credit risk through its underwriting procedures, centralized approval of individual transactions and active portfolio and account management. Underwriting procedures have been developed for each product category which enables the Company to assess a prospective borrower's ability to perform in accordance with established loan terms. These procedures may include reviewing the ability of the business or property to perform in differing economic environments, analyzing cash flows and collateral values, performing financial sensitivity analysis and assessing potential exit strategies. Financing and restructuring transactions over a certain amount are reviewed by an independent corporate credit function and require approval by a centralized credit committee.

  The Company manages the portfolio by monitoring transaction size and diversification by industry, geographic area and property type. Through these methods, management identifies and limits exposure to unfavorable risks, and seeks favorable financing opportunities. Additionally, a centralized department, independent of operations, periodically reviews the ongoing credit management of the individual portfolios. Examples of recent portfolio management actions include a significant reduction of new financings of general purpose office buildings and media transactions, financing of smaller transactions, and reductions in individual commitment sizes and amounts retained. Loan grading systems are used to monitor the performance of loans by product category. These systems generally consider debt service coverage, the relationship of loan to underlying business or property value, collateral value, industry characteristics, economic trends, principal and interest risk and the value of additional credit enhancements such as guarantees, irrevocable letters of credit and recourse provisions. When problem accounts are identified, specialized professionals with expertise in various industries formulate strategies to accelerate the resolution process.
NONEARNING AND TROUBLED ACCOUNT ACTIVITY

  During 1993, the Company made progress towards improving asset quality by continuing to resolve and write down problem accounts. Accordingly, nonearning assets decreased by $120 million or 22%.


                                                             DECEMBER 31,
                                                      --------------------------
                                                        1993     1992     1991
                                                      -------- -------- --------
                                                         (DOLLARS IN MILLIONS)
   LENDING ASSETS AND INVESTMENTS:
   Receivables......................................  $7,012.5 $7,419.7 $7,116.3
   Repossessed assets...............................     215.8    170.1    115.5
                                                      -------- -------- --------
     Total lending assets...........................  $7,228.3 $7,589.8 $7,231.8
   Investments......................................     514.3    420.5    313.0
                                                      -------- -------- --------
     Total lending assets and investments...........  $7,742.6 $8,010.3 $7,544.8
                                                      ======== ======== ========
   NONEARNING ASSETS:
   Nonearning receivables...........................  $  214.1 $  379.7 $  409.1
   Repossessed assets...............................     215.8    170.1    115.5
                                                      -------- -------- --------
     Total nonearning assets........................  $  429.9 $  549.8 $  524.6
                                                      ======== ======== ========
   Ratio of total nonearning receivables to
    receivables.....................................      3.1%     5.1%     5.7%
                                                      ======== ======== ========
   Ratio of total nonearning assets to total lending
    assets..........................................      5.9%     7.2%     7.3%
                                                      ======== ======== ========
   ALLOWANCES FOR LOSSES:
   Allowance for losses on receivables..............  $  211.4 $  221.3 $  167.0
   Valuation allowance on repossessed assets........      15.2      8.8      5.2
                                                      -------- -------- --------
     Total allowances...............................  $  226.6 $  230.1 $  172.2
                                                      ======== ======== ========
   Ratio of allowance for losses on receivables to
    receivables.....................................      3.0%     3.0%     2.3%
                                                      ======== ======== ========
   DELINQUENCIES:
   Earning loans delinquent 60 days or more.........  $  145.1 $  214.8 $  318.3
   Ratio of earning loans delinquent
    60 days or more to receivables..................      2.1%     2.9%     4.5%
                                                      ======== ======== ========
                                                          FOR THE YEAR ENDED
                                                             DECEMBER 31,
                                                      --------------------------
                                                        1993     1992     1991
                                                      -------- -------- --------
                                                         (DOLLARS IN MILLIONS)
   NET WRITEDOWNS OF LENDING ASSETS:
   Net writedowns...................................  $  213.2 $  192.7 $  227.6
   Ratio of net writedowns to average lending
    assets..........................................      2.8%     2.6%     3.1%
                                                      ======== ======== ========

  Nonearning Assets. Receivables are classified as nonearning when there is significant doubt as to the ability of the debtor to meet current contractual terms as evidenced by loan delinquency, reduction of cash flows, deterioration in the loan to value relationship or other considerations. Nonearning assets decreased $120 million, from 7.2% to 5.9% of total lending assets during 1993, through the aggressive resolution and writedown of problem accounts in the corporate financing and real estate portfolios. The Company is managing risk in new financings through more conservative underwriting practices in corporate and real estate financings and growth in asset based businesses, which are believed to have lower risk characteristics. During 1994, one of the Company's primary goals will be to continue to lower nonearning assets and reduce credit quality costs. The table below presents the nonearning assets by product category.

                                      NONEARNING ASSETS BY PRODUCT CATEGORY
                                   --------------------------------------------
                                        1993           1992           1991
                                   -------------- -------------- --------------
                                   AMOUNT PERCENT AMOUNT PERCENT AMOUNT PERCENT
                                   ------ ------- ------ ------- ------ -------
                                              (DOLLARS IN MILLIONS)
Corporate financing............... $294.4   68%   $392.3   72%   $452.8   86%
Real estate financing.............   97.9   23     127.9   23      44.8    8
Asset based financing.............   15.6    4      17.7    3      18.6    4
Specialized financing and invest-
 ments............................   14.2    3       5.1    1        --   --
International factoring and asset
 based financing..................    7.8    2       6.8    1       8.4    2
                                   ------  ----   ------  ----   ------  ----
Total nonearning assets........... $429.9  100%   $549.8  100%   $524.6  100%
                                   ======  ====   ======  ====   ======  ====

  Corporate financing and real estate nonearning assets decreased $98 million and $30 million, respectively, during 1993, reflecting management's concerted efforts to resolve problem accounts. The remaining corporate financing nonearning assets are principally comprised of three accounts which were originated prior to 1990, while the real estate nonearning assets are principally comprised of financings of general purpose office buildings.

  Allowances for Losses. The allowance for losses on receivables is a general reserve available to absorb losses in the entire portfolio. This allowance is established through direct charges to income and losses are charged to the allowance when all or a portion of a receivable is deemed uncollectible. The allowance is reviewed periodically and adjusted when necessary given the size and loss experience of the overall portfolio, the effect of current economic conditions and the collectibility and workout potential of identified risk accounts. For repossessed assets, if the fair value declines after the time of repossession, a valuation allowance is established to reflect this reduction in value.

  Delinquent Earning Accounts and Troubled Debt Restructurings. The level of delinquent earning accounts changes between periods based on the timing of payments and the effects of changes in general economic conditions on the Company's borrowers. Delinquent earning accounts decreased primarily reflecting the lower level of new problem accounts in the corporate financing portfolio. At December 31, 1993 and 1992, the Company had $53 million and $57 million of loans, respectively, which are defined as troubled debt restructurings. Loans in the real estate portfolio accounted for $36 million of the current year total and $39 million of the 1992 amount.

  Writedowns. Total net writedowns increased during 1993 as the increase in real estate net writedowns were partially offset by the $29 million reduction in the level of corporate financing net writedowns. The Company has addressed a substantial portion of the problem accounts. Management believes that writedowns will decrease in 1994 as a result of these actions, coupled with forecasted favorable economic conditions.

                                                              DECEMBER 31,
                                                          ---------------------
                                                           1993   1992    1991
                                                          ------ ------  ------
                                                              (DOLLARS IN
                                                               MILLIONS)
NET WRITEDOWNS OF LENDING ASSETS:
Corporate financing...................................... $125.2 $153.7  $ 80.0
Real estate financing....................................   70.8   30.5    18.7
Asset based financing....................................   12.2    8.7    20.3
Specialized financing and investments....................    5.0    --      --
International factoring and asset based financing........    --     (.2)     .9
Other....................................................    --     --    107.7
                                                          ------ ------  ------
Total net writedowns..................................... $213.2 $192.7  $227.6
                                                          ====== ======  ======

  As a result of management's efforts to resolve problem real estate accounts, the amount of writedowns taken in 1993 increased, with general purpose office buildings accounting for the majority of the increase. Other writedowns represent losses incurred on a construction loan portfolio which was sold in 1991.

LIQUIDITY AND CAPITAL RESOURCES

  During 1993, the Company's financial position continued to strengthen as it lowered its leverage and improved its liquidity through a reduction in commercial paper.

  The Company was active in the debt market through the issuance of $1,020 million of senior debt during 1993, the proceeds of which were used to retire maturing senior notes and reduce commercial paper obligations. The issuance of the notes, which had maturities ranging from 1995 to 2000, enabled the Company to reduce commercial paper and other short-term borrowings as a percentage of total debt to 33% at December 31, 1993, compared with 39% at December 31, 1992, and 47% at December 31, 1991. The Company extended the average maturity of the debt portfolio including commercial paper from 23 months to 26 months during 1993. The ratio of debt to total stockholders' equity at December 31, 1993, was 4.7X, compared with 5.4X at December 31, 1992 and 6.1X at December 31, 1991.

  The Company plans to continue to be active in issuing senior debt during 1994, primarily due to the need to replace $808 million of maturing debt, potentially refinance an additional $70 million which is subject to repayment at the option of the holders and support the growth of the asset based and other portfolios.

  The Company's domestic bank credit arrangements include a $1,344 million three-year credit facility and a $756 million one-year credit facility. These credit arrangements together with $500 million in liquidity support from Fuji Bank under the "Keep Well Agreement," and $494 million available under the factored accounts receivable sale program provide the Company with an aggregate amount of $3,094 million of committed credit and sale facilities. Total committed credit and sale facilities represent 162% of outstanding commercial paper, while total committed credit and sale facilities, excluding the liquidity support under the "Keep Well Agreement," represent 136% of outstanding commercial paper at December 31, 1993. The maturity of the Company's one-year credit facility is extendible every six months at the banks' discretion. The maturity of the three-year credit facility is extendible annually at the banks' discretion. Extensions on these facilities were granted during 1993 and extensions will be requested in 1994.

  International subsidiaries are funded primarily through committed and uncommitted foreign bank credit facilities totaling $17 million and $77 million, respectively, at December 31, 1993.

  Net cash provided by operating activities increased 11% in 1993 from the amount provided in 1992, principally reflecting improved profitability of the Company.

  The cash provided by investing activities was $100 million in 1993 compared with a use of $676 million in 1992. This change in funding activities reflects a significant increase in collections and sales of longer term loans, which more than offset a 13% increase in new business funding. The low net funding requirements enabled the Company to use its cash provided by operations to reduce its debt.

  The Company seeks to maintain a conservative posture with respect to currency and interest rate risk. The Company has numerous swap agreements with financial institutions of a notional amount which aggregated $3.5 billion at December 31, 1993. The purpose of these agreements is to manage exposure to interest rate and currency exchange rate fluctuations. At December 31, 1993, after the effect of the interest rate swap agreements, variable rate liabilities exceeded variable rate assets by approximately $139 million which represented 2% of total assets. In addition, at December 31, 1993, the Company was a party to $201 million of foreign currency exchange contracts in order to hedge the exposures to foreign currency fluctuations of international earnings and investments.

  The average interest rates paid by the Company on outstanding indebtedness, after the effect of swap agreements, during the three years ended December 31, 1993, are summarized below.

                              INTEREST RATES         INTEREST RATES ON OTHER DEBT       WEIGHTED AVERAGE
   YEAR                     ON COMMERCIAL PAPER INCLUDING THE EFFECT OF SWAP AGREEMENTS  INTEREST RATES
   ----                     ------------------- --------------------------------------- ----------------
   1993....................         3.4%                          4.9%                        4.4%
   1992....................         3.9                           5.3                         4.7
   1991....................         6.2                           7.2                         6.7

ACCOUNTING DEVELOPMENTS

  In May 1993, the Financial Accounting Standards Board released Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," which the Company is required to adopt no later than 1995. SFAS 114 requires impaired loans to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the value of the collateral if the loan is collateral dependent. The statement also requires changes in the disclosures of impaired loans. The Company does not expect the adoption of this pronouncement to have a material effect on its results of operations or financial position. The future impact is not currently determinable, however, since it will be based on the existing impaired loans as of the date of adoption.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

          MANAGEMENT REPORT ON RESPONSIBILITY FOR FINANCIAL REPORTING

  The management of Heller Financial, Inc. and its subsidiaries has the responsibility for preparing the accompanying financial statements and for their integrity and objectivity. The statements were prepared in accordance with generally accepted accounting principles and are not misstated due to material fraud or error. The financial statements include amounts that are based on management's best estimates and judgments. Management also prepared the other information in the December 31, 1993, annual report filed on Form 10-K and is responsible for its accuracy and consistency with the financial statements.

  The Company's financial statements have been audited by Arthur Andersen & Co., independent public accountants selected by the holder of the common stock. Management has made available to Arthur Andersen & Co. all the Company's financial records and related data, as well as the minutes of the stockholders' and directors' meetings. Furthermore, management believes that all representations made to Arthur Andersen & Co. during its audit were valid and appropriate.

  Management of the Company has established and maintains a system of internal control that provides reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition, and the prevention and detection of fraudulent financial reporting. The system of internal control provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees with significant roles in the financial reporting process and updated as necessary. Management monitors the system of internal control for compliance. The Company maintains an internal auditing program that independently assesses the effectiveness of the internal controls and recommends possible improvements. The Company's independent public accountants have developed an overall understanding of our accounting and financial controls and have conducted other tests they consider necessary to support their opinion on the financial statements. Management has considered the internal auditors' and Arthur Andersen & Co.'s recommendations concerning the Company's system of internal control and has taken actions that it believes are cost-effective in the circumstances to respond appropriately to these recommendations. Management believes that, as of December 31, 1993, the Company's system of internal control is adequate to accomplish the objectives discussed above.

  Management also recognizes its responsibility for fostering a strong ethical climate so that the Company's affairs are conducted according to the highest standards of personal and corporate conduct. This responsibility is characterized and reflected in the Company's code of ethical business practices, which is publicized throughout the Company. The code of ethical business practices addresses, among other things, the necessity of ensuring open communication within the Company, potential conflicts of interest, compliance with all domestic and foreign laws, including those relating to financial disclosure, and the confidentiality of proprietary information.

                                          Michael S. Blum
                                          Chairman and Chief Executive Officer

                                          Richard J. Almeida
                                          Executive Vice President and
                                           Chief Financial Officer

                                          Anthony O'B. Beirne
                                          Senior Vice President and Controller

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Heller Financial, Inc.:

  We have audited the accompanying consolidated balance sheets of HELLER FINANCIAL, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1993 and 1992, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heller Financial, Inc. and Subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

  As explained in Note 13 to the Consolidated Financial Statements, the Company changed its method of accounting for income taxes, effective January 1, 1992.

  We have also previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets as of December 31, 1991, 1990 and 1989, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 1990 (none of which are presented herein), and we have expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the selected financial data for each of the five years in the period ending December 31, 1993, appearing on page 7 is fairly stated in all material respects in relation to the consolidated financial statements from which it has been derived.

                                                           ARTHUR ANDERSEN & CO.

Chicago, Illinois,
January 21, 1994

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT FOR INFORMATION ON SHARES)

                                     ASSETS

                                                              DECEMBER 31,
                                                          ---------------------
                                                             1993       1992
                                                          ---------- ----------
Cash and cash equivalents................................ $  170,358 $   47,568
Receivables (Note 2)
 Commercial loans
  Term loans.............................................  2,806,595  3,411,763
  Revolving loans........................................    934,809  1,140,615
 Real estate loans.......................................  1,886,366  1,801,527
 Factored accounts receivable............................    720,658    635,640
 Equipment loans and leases..............................    657,544    427,162
 Other receivables.......................................      6,536      3,013
                                                          ---------- ----------
    Total receivables....................................  7,012,508  7,419,720
 Less: Allowance for losses on receivables (Note 2)......    211,357    221,277
                                                          ---------- ----------
    Net receivables......................................  6,801,151  7,198,443
Investments and other assets (Note 2 and 3)..............    941,089    706,338
                                                          ---------- ----------
                                                          $7,912,598 $7,952,349
                                                          ========== ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Senior debt (Note 4)
 Commercial paper and short-term borrowings.............. $1,981,370 $2,422,367
 Notes and debentures....................................  3,893,084  3,520,538
Junior subordinated notes (Note 4).......................     74,993    224,979
                                                          ---------- ----------
    Total debt...........................................  5,949,447  6,167,884
Credit balances of factoring clients.....................    433,291    408,396
Other payables and accruals..............................    242,325    200,289
                                                          ---------- ----------
    Total liabilities....................................  6,625,063  6,776,569
Minority interest in equity of Heller International
 Group, Inc..............................................     35,019     31,589
Stockholders' equity (Notes 8, 9 and 10)
 Cumulative Perpetual Senior Preferred Stock, Series A
  ("Perpetual Preferred Stock") ($.01 Par Value; 8.125%;
  $25 stated value; 5,000,000 shares authorized and
  outstanding)...........................................    125,000    125,000
 Cumulative Convertible Preferred Stock, Series D (No Par
  Value; 1/2% under prime; 1,000 shares authorized and
  outstanding)...........................................     25,000     25,000
 Common Stock ($.25 Par Value; 1,000 shares authorized;
  100 shares outstanding) and additional paid-in capital.    663,067    663,067
 Retained earnings.......................................    439,449    331,124
                                                          ---------- ----------
    Total stockholders' equity...........................  1,252,516  1,144,191
                                                          ---------- ----------
                                                          $7,912,598 $7,952,349
                                                          ========== ==========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                         FOR THE YEAR ENDED
                                                            DECEMBER 31,
                                                     ---------------------------
                                                       1993     1992      1991
                                                     -------- --------  --------
Interest income..................................... $619,591 $634,169  $729,911
Interest expense....................................  263,563  295,489   405,519
                                                     -------- --------  --------
  Net interest income...............................  356,028  338,680   324,392
Fees and other income...............................  137,850  100,641    94,333
Income of international joint ventures..............   22,753   26,560    18,974
                                                     -------- --------  --------
  Operating revenues................................  516,631  465,881   437,699
Operating expenses (Note 11)........................  178,403  171,868   169,835
Provision for losses (Note 2).......................  210,383  251,895   201,425
                                                     -------- --------  --------
  Income before taxes and cumulative effect of a
   change in accounting principle...................  127,845   42,118    66,439
Income tax provision (benefit) (Note 13)............   10,732   (5,002)    2,340
                                                     -------- --------  --------
  Income before cumulative effect of a change
   in accounting principle..........................  117,113   47,120    64,099
Cumulative effect of a change in accounting
 principle for income taxes (Note 13)...............      --    41,100       --
                                                     -------- --------  --------
  Net income........................................  117,113   88,220    64,099
Preferred stock dividends (Notes 8, 9 and 10).......   11,531    2,964     6,475
                                                     -------- --------  --------
  Net income available for common stock............. $105,582 $ 85,256  $ 57,624
                                                     ======== ========  ========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                             DUTCH               CUMULATIVE    COMMON
                          AUCTION RATE           CONVERTIBLE STOCK AND
                          TRANSFERABLE PERPETUAL  PREFERRED  ADDITIONAL
                          SECURITIESSM PREFERRED   STOCK,     PAID-IN   RETAINED
                             DARTS       STOCK    SERIES D    CAPITAL   EARNINGS    TOTAL
                          ------------ --------- ----------- ---------- --------  ----------
BALANCE AT
 DECEMBER 31, 1990......   $ 275,000   $    --     $25,000    $689,298  $201,564  $1,190,862
Net income..............         --         --         --          --     64,099      64,099
Redemption of DARTS.....    (275,000)       --         --          --        --     (275,000)
Preferred stock
 dividends
 (Notes 8, 9 and 10)....         --         --         --          --     (6,475)     (6,475)
Deferred translation
 adjustment, net of tax.         --         --         --          --     (4,998)     (4,998)
                           ---------   --------   --------    --------  --------  ----------
BALANCE AT
 DECEMBER 31, 1991......         --         --      25,000     689,298   254,190     968,488
Net income..............         --         --         --          --     88,220      88,220
Issuance of preferred
 stock..................         --     125,000        --       (4,375)      --      120,625
Repurchase of Heller
 International Group,
 Inc. Common Stock......         --         --         --      (21,856)      --      (21,856)
Preferred stock
 dividends
 (Notes 8, 9 and 10)....         --         --         --          --     (2,964)     (2,964)
Deferred translation
 adjustment, net of tax.         --         --         --          --     (8,322)     (8,322)
                           ---------   --------   --------    --------  --------  ----------
BALANCE AT
 DECEMBER 31, 1992......         --     125,000     25,000     663,067   331,124   1,144,191
Net income..............         --         --         --          --    117,113     117,113
Preferred stock
 dividends
 (Notes 8, 9 and 10)....         --         --         --          --    (11,531)    (11,531)
Unrealized net gains on
 securities available
 for sale, net of tax
 (Note 3)...............         --         --         --          --      7,994       7,994
Deferred translation
 adjustment, net of tax.         --         --         --          --     (5,251)     (5,251)
                           ---------   --------   --------    --------  --------  ----------
BALANCE AT
 DECEMBER 31, 1993......   $     --    $125,000   $ 25,000    $663,067  $439,449  $1,252,516
                           =========   ========   ========    ========  ========  ==========

- --------
At December 31, 1993, 1992, 1991 and 1990 the Retained Earnings balance includes deferred foreign currency translation adjustments of $(12,588), $(7,337), $985, and $5,983, respectively.

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                            FOR THE YEAR ENDED DECEMBER 31,
                                            ----------------------------------
                                               1993        1992        1991
                                            ----------  ----------  ----------
OPERATING ACTIVITIES
  Net income............................... $  117,113  $   88,220  $   64,099
  Adjustments to reconcile net income to
  net cash provided by operating activi-
  ties:
    Provision for losses...................    210,383     251,895     201,425
    Increase in net deferred tax asset.....    (49,400)    (65,100)        --
    Increase in accounts payable and
     accrued liabilities...................      6,716       6,045      24,172
    Undistributed income of international
     joint ventures........................    (16,599)    (18,464)    (13,811)
    Increase/(decrease) in interest
     payable...............................     (3,830)     (1,425)      3,065
    Other..................................     22,903      (2,905)      7,600
                                            ----------  ----------  ----------
      Net cash provided by operating
       activities..........................    287,286     258,266     286,550
INVESTING ACTIVITIES
  Longer-term loans funded................. (1,969,665) (1,738,521) (1,085,447)
  Collections of principal.................  1,854,989   1,017,946     838,228
  Sales of longer-term loans...............    248,200     119,405      44,641
  Sales of investments.....................     29,075      30,753      33,810
  Investment in equity interests and other
   investments.............................    (97,951)    (32,690)    (18,920)
  Net decrease in short-term loans and
   advances to factoring clients...........     31,799      50,011      10,253
  Sales of factored accounts receivable....      5,725       5,530       5,310
  Investment in equipment on lease.........     (4,711)   (107,776)    (55,649)
  Sale of Project Real Estate portfolio....        --          --      241,500
  Other....................................      2,414     (20,361)    (13,463)
                                            ----------  ----------  ----------
      Net cash provided by (used for)
       investing activities................     99,875    (675,703)        263
FINANCING ACTIVITIES
  Senior note issues.......................  1,020,205   1,853,325   1,774,000
  Retirement of notes and debentures.......   (798,659) (1,236,318) (1,328,175)
  Decrease in commercial paper and other
   short-term borrowings...................   (440,997)   (374,677)   (504,336)
  Net decrease (increase) in advances to
   affiliates..............................    (24,515)      7,081      45,465
  Dividends paid on preferred stock........    (11,531)     (2,964)     (6,933)
  Proceeds from Perpetual Preferred Stock
   issuance................................        --      125,000         --
  Proceeds from non-recourse debt..........        --       65,200         --
  Repurchase of Heller International Group,
   Inc. Common Stock.......................        --      (21,856)        --
  Redemption of DARTS......................        --          --     (275,000)
  Other....................................     (8,843)    (12,302)    (17,387)
                                            ----------  ----------  ----------
      Net cash provided by (used for)
       financing activities................   (264,340)    402,489    (312,366)
  Effect of exchange rates on cash.........        (31)      1,781        (682)
                                            ----------  ----------  ----------
  Increase (decrease) in cash and cash
   equivalents.............................    122,790     (13,167)    (26,235)
  Cash and cash equivalents at the
   beginning of the year...................     47,568      60,735      86,970
                                            ----------  ----------  ----------
  Cash and cash equivalents at the end of
   the year................................ $  170,358  $   47,568  $   60,735
                                            ==========  ==========  ==========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF ACCOUNTING POLICIES

 Affiliated Group--

  All of the common stock of Heller Financial, Inc. (the "Company") is owned by Heller International Corporation (the "Parent"), which is a wholly-owned subsidiary of The Fuji Bank, Limited ("Fuji Bank") of Tokyo, Japan.

 Basis of Presentation--

  The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Investments in affiliated companies owned 50% or less are accounted for by the equity method. The Company does not own less than 20% of any affiliated companies. All intercompany accounts and transactions have been eliminated.

  Cash and cash equivalents consist of cash deposits maintained in various banks and other short-term investments with original maturities of less than three months. These short-term investments include $50 million of debt securities held to maturity and $62 million of securities available for sale, classified in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which was adopted by the Company as of December 31, 1993. The fair value of cash equivalents approximates the carrying value.

  Receivables are presented net of unearned income in the consolidated balance sheet and are carried at net realizable value.

 Income Recognition--

  Loan origination and commitment fees as well as certain direct loan origination costs are deferred and amortized to interest income using the effective interest method over the life of the related loan or commitment period. From time to time, the Company sells portions of loans which it originates. Upon sale of a portion of a loan, the Company's recorded investment is allocated between the portion sold and the portion retained based on the relative fair values. Any deferred fees relating to the portion of the loan sold are recognized in income as part of the gain or loss on sale. For loan sales which qualify as syndications, fees received are generally recognized in income, subject to certain yield tests, when the syndication is complete.

  When the Company receives equity interests and other investments in connection with certain financings, unearned income is recorded in an amount that is equal to the relative fair value of the investment received. The unearned income is amortized to interest income over the contractual life of the related loan using the effective interest method. Increased unearned income resulting from a redemption of certain equity interests and other investments is amortized to fees and other income using the effective interest method over the life of the related loan or commitment period. The valuation of these investments is periodically reviewed and, if the recorded value of an investment is permanently impaired, the investment balance is written down to its newly established value and amortization of any unearned income is suspended. Upon disposition of an investment and retirement of the related loan, the difference between the cash or other consideration received and the book value of the investment is recognized as a gain or loss and recorded in fees and other income.

  As a commercial finance company, income recognition is reviewed on an account by account basis. Collateral is evaluated regularly, primarily by assessing the current and future cash flow streams from the collateral. Loans are classified as nonearning and all unearned income amortization is suspended when there is significant doubt as to the ability of the debtor to meet current contractual terms. Numerous factors including loan covenant defaults, deteriorating loan-to-value relationships, delinquencies greater than 120 days, the sale of major income generating assets or other major operational or organizational changes may lead to income suspension.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

  An account may be restored to earning status either when all delinquent principal and interest has been paid under the original contractual terms or the account has been restructured and has demonstrated both the capacity to service the amended terms of the debt and adequate loan to value coverage.

 Allowance for Losses--

  The allowance for losses on receivables is established through direct charges to income. Losses are charged to the allowance when all or a portion of a receivable is deemed impaired and uncollectible as determined by account management procedures. These procedures include assessing how the borrower is affected by economic and market conditions, evaluating operating performance and reviewing loan-to-value relationships.

  Management evaluates the general allowance for losses on a quarterly basis. Nonearning assets and all loans with certain loan grading characteristics are reviewed to determine if there is a potential risk of loss under varying scenarios of performance. The estimates of potential loss for these individual loans are aggregated and added to a general reserve requirement, which is based on the total of all other loans in the portfolio. This total reserve requirement is then compared to the existing allowance for losses and adjustments are made, if necessary.

 Repossessed Assets--

  Assets which have been legally or substantively acquired in satisfaction of receivables are carried at fair value and are included in investments and other assets, net of the related valuation allowance. After repossession, operating costs are expensed and cash receipts are applied to the asset balance.

 Investments--

  The Company adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective December 31, 1993. SFAS No. 115 requires that certain investments be classified as investments held to maturity, trading securities or securities available for sale. Securities which are held to maturity are reported at amortized cost. Trading securities are carried at fair value, with the unrealized gains or losses included in earnings. Securities available for sale are also carried at fair value, with the unrealized gains or losses included in stockholders' equity, net of related taxes.

 Interest Rate Swap Agreements--

  The differential paid or received with respect to the Company's interest rate swap agreements is recognized over the life of the related agreement.

 Income Taxes--

  The Company and its wholly-owned domestic subsidiaries are included in the consolidated United States federal income tax return of the Parent. Heller International Group, Inc. ("International") files a separate United States federal income tax return.

  The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." According to the provisions of SFAS No. 109, the Company reports income tax expense as if it were a separate taxpayer and records future tax benefits as soon as it is more likely than not that such benefits will be realized.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

 Benefit Plans--

  The Company provides health care benefits for eligible retired employees and their eligible dependents. Effective January 1, 1993, the Company adopted the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" which requires accrual accounting for postretirement health care benefits. The adoption of SFAS No. 106 resulted in a $7.1 million transition obligation which is being amortized prospectively over twenty years. The Company also adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits" effective June 30, 1993, which establishes accounting standards for benefits provided to former or inactive employees after employment but before retirement. The adoption of SFAS No. 112 had no effect on the consolidated financial statements since the Company's accounting practices have been consistent with this accounting standard.

 Information About Operations by Businesses and Geographic Areas--

  The Company and its subsidiaries are engaged principally in furnishing commercial financing to businesses in the United States and to a lesser extent, investing in and operating commercial finance companies throughout the world.

 Currency Exchange Contracts and Foreign Currency Translation--

  The Company periodically enters into currency exchange contracts to hedge its exposure to foreign currency fluctuations from its earnings and net investments in subsidiaries outside the United States.

  Gains and losses resulting from translation of certain foreign currency financial statements and the related effects of hedges of the net investments in subsidiaries outside the United States are deferred and accumulated in stockholders' equity, net of related taxes, until the investment is sold or substantially liquidated. Net investment hedging gains and losses are also included in stockholders' equity, net of related taxes.

2. LENDING ASSETS

  Lending assets include receivables and repossessed assets.

 Diversification of Credit Risk--

  Concentrations of lending assets of 5% or more, based on the standard industrial classification of the borrower, are as follows:

                                                         DECEMBER 31,
                                                 -----------------------------
                                                      1993           1992
                                                 -------------- --------------
                                                 AMOUNT PERCENT AMOUNT PERCENT
                                                 ------ ------- ------ -------
                                                     (DOLLARS IN MILLIONS)
   Department and general merchandise retail
    stores...................................... $505.8     7%  $710.8     9%
   General purpose office buildings.............  504.2     7    620.7     8
   Textiles and apparel manufacturing...........  502.3     7    468.4     6
   General industrial machines..................  449.8     6    475.7     6
   Mobile home parks............................  414.3     6    334.3     4
   Apartments...................................  371.0     5    437.5     6

  The majority of the lending assets in the department and general merchandise retail stores category is comprised of factored accounts receivable which represent short-term trade receivables from numerous customers. The receivables in the general purpose office building and apartment categories represent interim

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
financing for properties principally located in major U.S. cities with no concentration in any one geographic location. The textile and apparel manufacturing receivables are distributed among 14 borrowers. The general industrial machines classification is distributed among machinery used for many different industrial applications.

  The Company provides financing for recapitalizations, refinancings, acquisitions and corporate buy-outs ("corporate financings"), which are generally considered to be highly leveraged transactions by regulatory agencies. As of December 31, 1993, the Company's total corporate financing lending assets amounted to $3,479.0 million, consisting of 164 accounts with an average balance of $21.2 million, to borrowers in a wide variety of industries. Total corporate financing lending assets as of December 31, 1992 were $4,403.2 million and consisted of 169 accounts having an average balance of $26.1 million. The corporate financing portfolio is predominantly collateralized by senior liens on the borrower's stock or assets, or both.

  The commercial loans consist principally of corporate financing and asset based receivables. The asset based receivables are collateralized by inventory, receivables or fixed assets of the borrowers. The Company's real estate loans are principally collateralized by first mortgages on residential and commercial real estate. The equipment loans and leases are secured by the underlying equipment, and the Company often has recourse to the equipment vendor.

 Contractual Maturity of Loan Receivables--

  The contractual maturities of the Company's receivables at December 31, 1993, which are presented in the table below, should not be regarded as a forecast of cash flows (in millions):

                                                                   AFTER
                                  1994    1995   1996  1997  1998  1998   TOTAL
                                 ------- ------- ----- ----- ----- ----- -------
Commercial Loans................ $   623 $   724 $ 572 $ 591 $ 537 $ 694 $ 3,741
Real Estate Loans...............     421     544   279   197   305   140   1,886
Factored Accounts Receivable....     721     --    --    --    --    --      721
Equipment Loans and Leases......     158     127   130   102    79    62     658
Other...........................       2     --    --    --    --      5       7
                                 ------- ------- ----- ----- ----- ----- -------
Total........................... $ 1,925 $ 1,395 $ 981 $ 890 $ 921 $ 901 $ 7,013
                                 ======= ======= ===== ===== ===== ===== =======

  Nonearning Assets and Troubled Debt Restructurings--

  The Company has loans for which it has ceased to recognize interest and fee income. The following table sets forth information regarding nonearning receivables and repossessed assets.

                                                          DECEMBER 31,
                                                  -----------------------------
                                                    1993      1992      1991
                                                  --------- --------- ---------
                                                         (IN THOUSANDS)
   Nonearning receivables........................ $ 214,091 $ 379,664 $ 409,161
   Repossessed assets............................   215,825   170,112   115,480
                                                  --------- --------- ---------
   Total nonearning assets....................... $ 429,916 $ 549,776 $ 524,641
                                                  ========= ========= =========
   Ratio of nonearning assets to total lending
    assets.......................................      5.9%      7.2%      7.3%
                                                  ========= ========= =========

  Nonearning assets have decreased $119.9 million, from 7.2% to 5.9% of total lending assets during 1993, through the aggressive resolution and writedown of problem accounts in the corporate financing and real estate portfolios. The remaining corporate financing nonearning assets are principally comprised of three

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
accounts which were originated prior to 1990, while the real estate nonearning assets are principally comprised of general purpose office building financings.

  Repossessed assets include in-substance repossessions of $50.4 million, $45.4 million and $54.8 million at December 31, 1993, 1992 and 1991, respectively, which were accounted for in the same manner as collateral that had been formally repossessed, even though the Company did not hold legal title.

  At December 31, 1993 and 1992, the Company had $53.2 million and $56.5 million, respectively, of loans which resulted from troubled debt restructurings. At December 31, 1993, the Company was not committed to lend significant additional funds in connection with troubled debt restructurings. The following table indicates the effect on income if interest on nonearning loans and troubled debt restructurings outstanding at year-end had been recognized at original contractual rates during the year.

                                                      YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                       1993     1992     1991
                                                     -------- -------- --------
                                                           (IN THOUSANDS)
   Interest income which would have been recorded... $ 29,465 $ 38,390 $ 56,392
   Interest income recorded.........................   10,183   17,752   25,873
                                                     -------- -------- --------
   Effect on interest income........................ $ 19,282 $ 20,638 $ 30,519
                                                     ======== ======== ========

 Allowance for Losses--

  The changes in the allowance for losses on receivables and in the valuation allowance on repossessed assets were as follows:

                                                   ALLOWANCE FOR LOSSES ON
                                                         RECEIVABLES
                                                -------------------------------
                                                  1993       1992       1991
                                                ---------  ---------  ---------
                                                       (IN THOUSANDS)
   Balance at the beginning of the year........ $ 221,277  $ 167,008  $ 154,795
   Provision for losses........................   184,331    240,814    160,885
   Writedowns..................................  (214,733)  (197,022)  (159,795)
   Recoveries..................................    20,950     15,146     17,614
   Transfers and other.........................      (468)    (4,669)    (6,491)
                                                ---------  ---------  ---------
   Balance at the end of the year.............. $ 211,357  $ 221,277  $ 167,008
                                                =========  =========  =========
                                                   VALUATION ALLOWANCE ON
                                                     REPOSSESSED ASSETS
                                                -------------------------------
                                                  1993       1992       1991
                                                ---------  ---------  ---------
                                                       (IN THOUSANDS)
   Balance at the beginning of the year........ $   8,771  $   5,158  $  48,209
   Provision for losses........................    26,052     11,081     40,540
   Writedowns..................................   (19,545)   (11,021)   (86,302)
   Recoveries..................................       130        221        868
   Transfers and other.........................      (202)     3,332      1,843
                                                ---------  ---------  ---------
   Balance at the end of the year.............. $  15,206  $   8,771  $   5,158
                                                =========  =========  =========

  Writedowns occurring at the time of repossession are considered writedowns of receivables.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

3. INVESTMENTS AND OTHER ASSETS

  The following table sets forth a summary of the major components of investments and other assets:

                                                               DECEMBER 31,
                                                            -------------------
                                                              1993      1992
                                                            --------- ---------
                                                               (IN THOUSANDS)
   Investments:
    Equipment on lease..................................... $ 147,542 $ 158,392
    Investments in unconsolidated joint ventures...........   143,803   139,732
    Equity interests and other investments.................   155,367   102,481
    Securities available for sale..........................    20,032        --
    Trading securities.....................................    12,273        --
    Marketable equity securities...........................        --     1,690
    Other investments......................................    35,261    18,166
                                                            --------- ---------
   Total investments....................................... $ 514,278 $ 420,461
   Repossessed assets, net of allowance of $15,206 and
    $8,771, respectively (Note 2)..........................   200,619   161,341
   Deferred income tax benefits, net of allowance of
    $13,466 and $55,017, respectively (Note 13)............   109,101    65,100
   Prepaid expenses and other assets.......................    65,942    38,952
   Net advances to affiliates..............................    31,298     6,783
   Furniture, fixtures and equipment.......................    19,851    13,701
                                                            --------- ---------
    Total investments and other assets..................... $ 941,089 $ 706,338
                                                            ========= =========

  Equipment on lease is comprised of aircraft and related equipment. Noncancelable future minimum rental receipts under the leases are $17.9 million, $16.4 million, $14.5 million, $9.8 million and $1.3 million for 1994 through 1998.

  Investments in unconsolidated joint ventures represent investments in companies in 15 foreign countries. These investments are owned 50% or less by the Company, and offer factoring, asset based finance, acquisition finance, leasing, vendor and/or trade finance programs to the mid-sized corporate sector.

  Equity interests and other investments as well as investments which are classified as securities available for sale are obtained in connection with certain financings and investing activities of the Company. There were 92 investments recorded at December 31, 1993.

  In accordance with SFAS No. 115, the Company has classified its marketable equity securities portfolio as securities available for sale. These securities are primarily received in conjunction with corporate financings and are carried at their fair values using the specific identification method. Upon adoption of SFAS No. 115, the Company recognized $13.6 million of gross unrealized gains and $.2 million of gross unrealized losses on these securities, net of $5.4 million of taxes, through stockholders' equity. The Company holds certain foreign investments which are classified as trading securities according to the provisions of SFAS No. 115. Net gains of $.8 million related to these investments were recorded in income for the year ended December 31, 1993.

  In accordance with the provisions of SFAS No. 109, the Company recorded net deferred tax benefits for which future realization of the benefits is more likely than not to occur.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

4. DEBT

  Under the terms of existing debt agreements, the Company could have borrowed an additional $6.6 billion at December 31, 1993.

  Senior Debt-Commercial Paper and Short-Term Borrowings--The table below sets forth information concerning commercial paper. These amounts are computed based on the average daily balances outstanding during the year. The Company issues commercial paper with maturities ranging up to 270 days.

                                                  1993       1992       1991
                                               ---------- ---------- ----------
                                                    (DOLLARS IN THOUSANDS)
   Commercial Paper:
    End of period borrowings.................. $1,912,426 $2,367,832 $2,693,088
    Average borrowings........................ $2,176,529 $2,728,196 $3,223,240
    Maximum month-end borrowings.............. $2,537,557 $3,035,379 $3,720,469
    Average interest rate--
     At year-end..............................      3.30%      3.56%      4.83%
     During the year..........................      3.16%      3.74%      6.03%
     During the year, including the effect of
      commitment fees.........................      3.42%      3.95%      6.19%

  In addition, the Company has short-term borrowings of $68.9 million, $54.5 million and $104.0 million at December 31, 1993, 1992 and 1991, respectively, which are used to finance the consolidated international operations.

  The Company and Fuji Bank are parties to a "Keep Well Agreement," which cannot be terminated by either party prior to December 31, 2000. After December 31, 2000, either Fuji Bank or the Company may terminate the agreement upon 30 business days prior written notice. As long as the Perpetual Preferred Stock is outstanding and held by third parties other than Fuji Bank, the agreement may not be terminated by either party unless the Company has received written certifications from Moody's Investors Services, Inc. and Standard and Poor's Corporation that, upon such termination, the Perpetual Preferred stock will be rated no lower than "a3" and "A-", respectively. The Keep Well Agreement provides that if the Company should lack sufficient cash or credit facilities to meet its commercial paper obligations, Fuji Bank will lend the Company up to $500 million. That loan would be payable on demand and the proceeds from the loan could only be used by the Company to meet its commercial paper obligations. Commitment fees paid by the Company to Fuji Bank under the agreement amounted to $.3 million in 1993, 1992 and 1991. Interest on any loans will be charged at the prime rate of Morgan Guaranty Trust Company of New York plus .25% per annum. No loans have been made by Fuji Bank under this agreement.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

  At December 31, 1993, the Company had committed credit and asset sale facilities which totaled $3,094 million. This total includes $2,100 million in bank facilities, $500 million in liquidity support from Fuji Bank as part of the "Keep Well Agreement," and $494 million of additional liquidity available under a factored accounts receivable sale program.

                                                               DECEMBER 31,
                                                          ----------------------
                                                             1993        1992
                                                          ----------- ----------
                                                              (IN THOUSANDS)
   Senior Debt-Notes and Debentures--
   3.56% to 9.8% medium-term notes due on various dates
    ranging from January 4, 1994 to May 19, 1999........  $ 1,101,750 $  413,750
   8.375% notes due June 15, 1994.......................      100,000    100,000
   Variable rate notes due on various dates ranging from
    October 3, 1994 to December 1, 1996.................      399,903  1,487,820
   6.5% notes due November 15, 1995.....................      149,948    149,919
   8.85% notes due April 15, 1996.......................      100,000    100,000
   9.31% Eurobonds due April 22, 1996...................       50,000     50,000
   Variable rate Eurobonds denominated in U.S. dollars
    due
    November 18, 1996...................................      100,083        --
   6.45% notes due from February 15, 1994 to February
    15, 1997............................................       65,000     85,000
   Variable rate notes denominated in Japanese yen due
    on various dates ranging from March 24, 1997 to
    January 27, 1998....................................      329,468        --
   7.75% notes due May 15, 1997.........................      199,722    199,639
   9.375% notes due March 15, 1998......................      499,096    498,882
   8% notes due December 15, 1998.......................      199,496    199,395
   9.125% notes due August 1, 1999......................      199,407    199,303
   5.625% notes due March 15, 2000......................      199,761        --
   6.5% notes due May 15, 2000..........................      199,450        --
   7.5% notes denominated in Singapore dollars due May
    19, 1993............................................          --       1,830
   8.3% Eurobonds denominated in Japanese yen due
    December 10, 1993...................................          --      35,000
                                                          ----------- ----------
    Senior notes and debentures, net of unamortized
     discount...........................................  $ 3,893,084 $3,520,538
                                                          =========== ==========
   Junior Subordinated Notes--
   13% junior notes due September 15, 1994..............  $    74,993 $   74,982
   8.875% junior notes due February 15, 1993............          --     149,997
                                                          ----------- ----------
    Junior subordinated notes, net of unamortized
     discount...........................................  $    74,993 $  224,979
                                                          =========== ==========

  The Company enters into swap agreements with various financial institutions as a means of managing its interest rate exposure. At December 31, 1993, these agreements had the effect of converting $1,986 million of fixed rate debt to variable rate debt at a weighted average interest rate of 4.23%. The Company also used swaps to convert $195 million of variable rate debt from one index to another index, resulting in a weighted average interest rate of 3.69% at December 31, 1993. In addition, the Company used swaps to convert $328.2 million from one currency and variable rate to another currency and variable rate resulting in a weighted average interest rate of 3.88% at December 31, 1993. The overall weighted average interest rate paid under these debt swap agreements was 4.14% at December 31, 1993.

  The interest rates on the variable rate notes are primarily based on indices such as the commercial paper rate published by the Board of Governors of the Federal Reserve System plus .20% to .25%, the U.S. dollar London Inter-bank Offered Rate plus .20% to .95%, and the prime rate less 2.00% to 2.28%. The rates on

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
these notes are adjusted periodically based on changes in the underlying indices. The average interest rates on the variable rate notes at December 31, 1993 and 1992, were 4.07% and 4.54%, respectively. The fixed rate medium-term notes had a weighted average interest rate of 8.94% and 8.91% at December 31, 1993 and 1992, respectively. The $200 million and $128.2 million variable rate notes denominated in Japanese yen which are outstanding as of December 31, 1993, are valued on the basis of fixed exchange rates of 125 and 117 Japanese yen per U.S. dollar, respectively, as a result of cross currency interest rate swap agreements.

  The scheduled maturities of debt outstanding at December 31, 1993, other than commercial paper and short-term borrowings and excluding unamortized discount, are as follows:

                                                            JUNIOR
                                                SENIOR   SUBORDINATED
   YEAR                                          DEBT        DEBT       TOTAL
   ----                                       ---------- ------------ ----------
                                                        (IN THOUSANDS)
   1994...................................... $  803,250   $75,000    $  878,250
   1995......................................    458,500       --        458,500
   1996......................................    430,000       --        430,000
   1997......................................    581,205       --        581,205
   1998......................................    972,000       --        972,000
   Thereafter................................    650,000       --        650,000
                                              ----------   -------    ----------
                                              $3,894,955   $75,000    $3,969,955
                                              ==========   =======    ==========

  Notes totaling $70 million are repayable at the option of the holders prior to the final maturity date are reflected in the table above as maturing at the earliest possible repayment date. Notes redeemable solely at the option of the Company prior to the final maturity date are reflected in the table above as maturing on the final maturity date.

5. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

  The Company is a party to several agreements involving financial instruments with off-balance-sheet risk in order to meet the financing needs of its borrowers and to manage its own exposure to interest rate and currency exchange rate fluctuations. These financial instruments, which include loan commitments, letters of credit, guarantees, and various swap and cap agreements, involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

  The Company's exposure to credit loss in the event of nonperformance by the other party to loan commitments, letters of credit and guarantees is represented by the contractual amount of those instruments. The Company uses similar credit policies in making commitments and incurring conditional obligations as it does for loans and receivables. These financial instruments and their contract amounts at December 31, 1993 and 1992, are as follows:

                                                             CONTRACT AMOUNT
                                                          ---------------------
                                                             1993       1992
                                                          ---------- ----------
                                                             (IN THOUSANDS)
   Loan commitments...................................... $1,662,476 $1,188,354
   Factoring credit guarantees...........................    335,315    341,012
   Letters of credit and financial guarantees............    497,492    408,051

  At December 31, 1993 and 1992, loan commitments represent agreements to provide $1,162.6 million and $1,014.9 million, respectively, of additional financing to existing borrowers, generally contingent upon the borrowers maintaining specific credit standards. In addition, loan commitments include $499.9 million

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
and $173.5 million at December 31, 1993 and 1992, respectively, to provide funding to new borrowers. Commitments to fund new borrowers generally have fixed expiration dates and termination clauses and typically require payment of a fee. The Company evaluates each borrower's creditworthiness on an individual basis and the collateral required varies depending upon the nature of the financing. Since many of the commitments are expected to remain unused, the total commitment amounts do not necessarily represent future cash requirements.

  For factoring credit guarantees, the Company receives a fee for guaranteeing the collectibility of certain factoring clients' accounts receivable. The Company employs the same credit approval procedures for these services as it does for its traditional factoring services. Under this arrangement, clients generally retain the responsibility for collection and bookkeeping. Losses related to these services have historically been insignificant.

  Letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a borrower to a third party. The credit risk involved in issuing letters of credit and financial guarantees is essentially the same as that involved in extending loans to borrowers and the collateral required is also similar to that involved in the Company's normal lending transactions.

  The Company is also a party to several agreements involving financial instruments where the contract or notional amounts exceed the potential credit loss. These financial instruments and their contract or notional amounts at December 31, 1993 and 1992, are as follows:

                                                          CONTRACT OR NOTIONAL
                                                                 AMOUNT
                                                          ---------------------
                                                             1993       1992
                                                          ---------- ----------
                                                             (IN THOUSANDS)
   Interest rate swap agreements......................... $2,950,701 $3,059,700
   Interest rate cap agreements..........................     25,000     25,000
   Cross currency interest rate swap agreements..........    328,205     35,000
   Basis swap agreements.................................    195,000        --
   Spot and forward currency exchange contracts..........    201,222    179,377
   Sale of factored accounts receivable..................      5,725      5,530

  Interest rate swap transactions involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts and are used to manage interest rate exposure. Interest rate caps are used to mitigate the impact of an increase in interest rates. Currency swap transactions involve the exchange of the underlying principal amounts and interest payments and are used to manage the currency risk created by the issuance of debt denominated in a foreign currency. Basis swap transactions involve the exchange of two different floating rate interest payment obligations without the exchange of the underlying principal amounts and are used to manage the basis risk between different floating rate indices. Entering into swap and cap agreements involves the risk of dealing with counterparties and their ability to meet the terms of the contracts. Swap and cap agreements have a credit risk defined by the cost of replacing the instrument if the counterparty defaults. Notional amounts often are used to express the volume of these transactions, but the amount of credit risk is much smaller. The Company manages this risk by establishing minimum credit ratings for counterparties and by limiting the exposure to individual counterparties as measured by the total notional amount and the current replacement cost of existing transactions. Spot and forward currency exchange contracts are used to hedge the Company's exposure to foreign currency fluctuations of international earnings and investments.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

  The Company is party to a receivables purchase agreement with Dynamic Funding Corporation ("Dynamic"). Under this agreement, which expires March 31, 1995, the Company may sell to Dynamic, with limited recourse, an undivided interest of up to $500 million in a designated pool of its factored accounts receivable. As of December 31, 1993 and 1992, the Company had sold $5.7 million and $5.5 million, respectively, of such receivables to Dynamic for cash. As the average maturity of factored accounts receivable is 51 days and the historical loss experience is substantially less than 1%, the Company's recourse exposure is minimal. Dynamic has entered into a standby credit agreement and an operating agreement with Fuji Bank and one of its affiliates. The Company believes the terms of the agreement are similar to those which might apply in any similar arrangement among unaffiliated parties.

6. LEGAL PROCEEDINGS

  The Company is party to a number of legal proceedings as plaintiff and defendant, all arising in the ordinary course of its business. The Company believes that the amounts, if any, which may ultimately be funded or paid with respect to these matters will not have a materially adverse effect on the financial condition or results of operations of the Company.

7. RENTAL COMMITMENTS

  The Company and its consolidated subsidiaries have minimum rental commitments under noncancellable operating leases at December 31, 1993, as follows (in millions):

            1994................................... $13.3
            1995...................................  12.7
            1996...................................  13.3
            1997...................................  11.2
            1998...................................   9.3
            Thereafter.............................  23.2
                                                    -----
                                                    $83.0
                                                    =====

  The total rent expense, net of rental income from subleases, was $15.3 million, $12.1 million and $14.1 million in 1993, 1992 and 1991, respectively.

8. REDEEMABLE PREFERRED STOCK

  The Company has authorized the issuance of 100,000 shares of a series of preferred stock designated NW Preferred Stock, Class B (No Par Value) ("NW Preferred Stock"), pursuant to the "Keep Well Agreement" between the Company and Fuji Bank wherein, among other things, Fuji Bank has agreed to purchase NW Preferred Stock in an amount required to maintain the Company's net worth at $500 million. The Company's net worth was $1,253 million at December 31, 1993. If and when issued, dividends will be paid quarterly on NW Preferred Stock at a rate per annum equal to 1% over the three-month London Inter-bank Offered Rate. Subject to certain conditions, NW Preferred Stock will be redeemable at the option of the holder within a specified period of time after the end of a calendar quarter in an aggregate amount not greater than the excess of the net worth of the Company as of the end of such calendar quarter over $500 million and at a redemption price equal to the price paid for such stock plus accumulated dividends. No purchases of NW Preferred Stock have been made by Fuji Bank under this agreement.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

9. PREFERRED STOCK

  The Company's 5,000,000 shares of 8.125% Perpetual Preferred Stock have a par value of $.01 per share. The Company is prohibited from paying cash dividends on Common Stock or any other preferred stock that ranks, with respect to payment of dividends, equal or junior to the Perpetual Preferred Stock, unless full cumulative dividends on the Perpetual Preferred Stock have been paid. The Perpetual Preferred Stock is not redeemable prior to September 22, 2000. On or after this date, the Perpetual Preferred Stock will be redeemable at the option of the Company, in whole or in part at a redemption price of $25 per share, plus accrued and unpaid dividends. The Perpetual Preferred Stock ranks senior with respect to payments of dividends and liquidation to other outstanding or authorized preferred stock of the Company. During 1993 and 1992, the Company declared and paid $10.1 million and $1.5 million, respectively, of Perpetual Preferred Stock dividends.

  The Company's Cumulative Convertible Preferred Stock, Series D ("Convertible Preferred Stock") is held by the Parent. The Convertible Preferred Stock has a dividend yield established quarterly at a rate of 1/2% less than the announced prime commercial lending rate of Morgan Guaranty Trust Company of New York, payable quarterly. Under the terms of the Convertible Preferred Stock, the Company is prohibited from paying cash dividends on Common Stock unless full cumulative dividends on all outstanding shares of Convertible Preferred Stock for all past dividend periods have been paid. During 1993, 1992 and 1991, the Company declared and paid $1.4 million, $1.5 million and $2.1 million of dividends, respectively. The Convertible Preferred Stock is convertible into Common Stock of the Company at the conversion price of one share of Common Stock for each 200 shares of Convertible Preferred Stock. Subject to certain conditions, the Convertible Preferred Stock is redeemable at any time at the option of the Company at a redemption price equal to the price paid for such stock plus accumulated dividends.

  During 1991, the Company retired $275 million of Dutch Auction Rate Transferable Securities and paid $4.4 million of dividends on this stock.

10. DIVIDEND RESTRICTIONS

  Dividends may legally be paid only out of the Company's surplus, as determined under the provisions of the Delaware General Corporation Law, or net profits for either the current or preceding fiscal year, or both.

11. OPERATING EXPENSES

  The following table sets forth a summary of the major components of operating expenses and the amount of minority interest in Heller International Group, Inc. income which has been included in operating expenses rather than as a separate caption in the Consolidated Statements of Income due to the immateriality of the amount:

                                                            DECEMBER 31,
                                                     --------------------------
                                                       1993     1992     1991
                                                     -------- -------- --------
                                                           (IN THOUSANDS)
   Employee salaries................................ $ 69,340 $ 64,202 $ 61,744
   Other compensation...............................   43,270   39,764   31,867
   Occupancy costs..................................   17,663   13,428   18,434
   Repossessed property expense.....................    3,280    5,785    3,891
   Minority interest in international income........    4,825    3,432    3,175
   Other............................................   40,025   45,257   50,724
                                                     -------- -------- --------
                                                     $178,403 $171,868 $169,835
                                                     ======== ======== ========

  The Parent performs services for the Company and charges the Company for the related costs incurred. These charges are reflected in certain of the above captions.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

12. BENEFIT PLANS AND OTHER POST RETIREMENT BENEFITS

  The Company has various incentive compensation plans and a savings and profit-sharing plan which provide for annual contributions to eligible employees based on the Company's achievement of certain financial objectives and employee achievement of certain job related objectives.

  In addition, the Company has noncontributory defined benefit pension plans covering substantially all of its domestic employees. Certain foreign employees are covered by contributory or noncontributory defined contribution plans. The Company's policy is to fund, at a minimum, pension contributions as required by the Employee Retirement Income Security Act of 1974. Benefits are based on an employee's years of service and average earnings for the five highest consecutive years of compensation occurring during the last ten years before retirement.

  The following table summarizes the funded status of the defined benefit pension plans at December 31, 1993 and 1992:

                                                                  1993    1992
                                                                 ------- -------
                                                                 (IN THOUSANDS)
   Actuarial present value of vested benefit obligations........ $11,918 $ 7,810
                                                                 ======= =======
   Plan assets at fair value.................................... $29,559 $27,826
   Projected benefit obligations for service rendered to date...  25,377  20,094
                                                                 ------- -------
    Plan assets in excess of projected benefit obligation....... $ 4,182 $ 7,732
                                                                 ======= =======
   Prepaid pension cost......................................... $ 1,678 $ 2,673
                                                                 ======= =======

  At December 31, 1993, the Company reduced the discount rate used to calculate the projected pension benefit obligation to 7.5%, reflecting the change in the interest rate environment. This reduction in the discount rate is expected to increase 1994 pension expense by approximately $1 million. The discount rate reduction had no effect on 1993 pension expense, which was $1.0 million compared to $1.2 million and $.9 million in 1992 and 1991, respectively. The Company also decreased the salary rate assumption from 7% to 6% at December 31, 1993, based on the Company's experience. This rate reduction had no effect on the 1993 pension expense and is expected to reduce 1994 pension expense by $.7 million.

  The Company also provides health care benefits for eligible retired employees and their eligible dependents. Effective January 1, 1993, the Company adopted the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" which requires accrual accounting for postretirement health care benefits. At December 31, 1993, $6.7 million of the transition obligation remains unamortized. This obligation, under the terms of the amended healthcare plan, was calculated using relevant actuarial assumptions and health care cost trend rates projected at annual rates ranging from 12% in 1993 to 6% in 2002 and thereafter and using a discount rate of 8.5%. The effect of a 1% annual increase in these assumed cost trend rates would increase the accumulated postretirement benefit obligation by approximately $.8 million; while annual service and interest cost components in the aggregate would not be materially affected. Consistent with the reduction in the discount rate for the pension plan, the discount rate used to calculate the accumulated postretirement benefit obligation was reduced to 7.5%, at December 31, 1993. The reduction in the discount rate had no effect on the postretirement benefit expense for 1993 but is expected to increase 1994 expense by less than $.1 million. The net postretirement benefit liability and associated expense were $1.1 million for the year ended December 31, 1993. Postretirement benefit expense was $.3 million for 1992 and 1991, when retiree medical claims were expensed as incurred.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

13. INCOME TAXES

  The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to record deferred tax benefits for deductible temporary differences if it is more likely than not that these benefits will be realized and also requires the Company to report income tax expense as if it were a separate taxpayer. In 1992, the Company recognized $41.1 million of previously unrecognized tax benefits and amended the tax allocation agreement with the Parent, to conform to the new accounting standard. In prior years, income taxes provided on a consolidated basis were allocated between the Company and the Parent based on their separate taxable income or loss before state income taxes and carryforwards of net operating losses, tax credits and capital losses.

  Management believes that it is more likely than not that at December 31, 1993 and 1992, $109.1 million and $65.1 million, respectively, will be realized from the Company's existing deductible temporary differences. These tax benefits are shown net of valuation allowances of $13.5 million and $55.0 million at December 31, 1993 and 1992, respectively. The valuation allowance was reduced in 1993 as a result of management's increased confidence in the deductibility of temporary differences.

  The provision for income taxes is summarized in the following table:

                                                    1993      1992      1991
                                                  --------  --------  --------
                                                        (IN THOUSANDS)
   Current:
    Federal...................................... $ 75,230  $ 19,985  $ 17,064
    Allocation of consolidated group benefits....      --        --    (13,040)
    Utilization of investment, foreign tax and
     AMT credits.................................  (32,637)   (7,685)   (2,312)
                                                  --------  --------  --------
       Net federal...............................   42,593    12,300     1,712
    State........................................   16,200     5,300       700
    Foreign......................................    1,339     1,398       (72)
                                                  --------  --------  --------
       Total current.............................   60,132    18,998     2,340
                                                  --------  --------  --------
   Deferred:
    Federal......................................  (40,837)  (20,606)    4,374
    State........................................   (6,428)   (3,394)      --
    Effect of change in tax rates................   (2,135)      --        --
    Effect of consolidated net operating loss
     carryforwards...............................      --        --     (5,299)
    Deferred tax asset not utilized..............      --        --        925
                                                  --------  --------  --------
       Total deferred............................  (49,400)  (24,000)      --
                                                  --------  --------  --------
                                                  $ 10,732  $ (5,002) $  2,340
                                                  ========  ========  ========

  In accordance with the provisions of the current tax allocation agreement, payments of $55.7 million were made to the Parent in 1993 for the Company's estimated current income tax liability. In 1992 and 1991, income taxes paid amounted to $24.2 million and $.2 million, respectively.

  Included in the above table are amounts relating to International, which files a separate United States federal income tax return. Income taxes paid by International in 1993, 1992 and 1991 amounted to $1.2 million, $.4 million, and $1.7 million, respectively.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

  During 1993, the statutory federal income tax rate increased to 35% from 34%, the rate in effect for 1992 and 1991. The reconciliation between the statutory federal income tax provision and the actual effective tax provision for each of the three years ended December 31 is as follows:

                                                     1993      1992      1991
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
   Tax provision at statutory rate...............  $ 44,746  $ 14,320  $ 24,063
   Net allocation of consolidated group benefits.       --        --    (18,339)
   State and foreign income taxes, net of federal
    income tax effects...........................    11,869     1,710       924
   Income of international joint ventures........    (8,766)  (10,325)   (7,308)
   Actual and deemed distributions...............    15,381     8,003     5,613
   Rate differential between alternative minimum
    tax and regular tax..........................       --     (3,068)      --
   Resolution of tax issues......................       --     (6,466)      --
   Change in valuation allowance.................   (41,551)   (3,918)      --
   Change in tax rate............................    (2,135)      --        --
   Other, net....................................    (8,812)   (5,258)   (2,613)
                                                   --------  --------  --------
                                                   $ 10,732  $ (5,002) $  2,340
                                                   ========  ========  ========

  In 1994, management expects the effective tax rate to approach the statutory tax rate.

  The significant components of the deferred tax liabilities and assets at December 31, 1993 and 1992 are shown below:

                                                               DECEMBER 31,
                                                            -------------------
                                                              1993       1992
                                                            ---------  --------
   Deferred Tax Liabilities:
    Equity interests and other investments................  $  (1,933) $ (3,888)
    Deferred income on lease financing....................    (18,119)  (16,356)
    Unrealized net gains on securities available for sale.     (5,441)      --
    Other.................................................        --       (294)
                                                            ---------  --------
   Gross deferred tax liabilities.........................    (25,493)  (20,538)
                                                            ---------  --------
   Deferred Tax Assets:
    Allowance for loan losses.............................    132,622    99,372
    Investment tax credits................................        --     13,764
    Foreign tax credits...................................      4,385    14,849
    Accrued expenses......................................      7,510     6,746
    Alternative minimum tax credit carryforwards..........      1,187     5,924
    Other.................................................      2,356       --
                                                            ---------  --------
   Gross deferred tax assets..............................    148,060   140,655
   Valuation allowance....................................    (13,466)  (55,017)
                                                            ---------  --------
   Gross deferred tax assets, net of valuation allowance..    134,594    85,638
                                                            ---------  --------
   Net deferred tax asset.................................  $ 109,101  $ 65,100
                                                            =========  ========

  Provision has not been made for United States or additional foreign taxes on $85.7 million of undistributed earnings of subsidiaries outside the United States, as those earnings are intended to be reinvested. Such earnings would become taxable upon the sale or liquidation of these international operations or upon the remittance of dividends. Given the availability of foreign tax credits and various tax planning strategies, management believes any tax liability which may ultimately be paid on these earnings would be

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
substantially less than that computed at the statutory federal income tax rate. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against the Company's U.S. tax liability, if any. The amount of withholding tax that would be payable upon remittance of the entire amount of undistributed earnings would be approximately $10.2 million.

  During 1993, the Company utilized alternative minimum tax credit carryforwards of $5.1 million, which were available at December 31, 1992, for federal income tax purposes. In addition, the Company utilized its remaining investment tax credits of $13.8 million. The Company had unused foreign tax credit carryforwards of $4.4 million at December 31, 1993. Due to substantial restrictions on the utilization of foreign tax credits imposed by the Tax Reform Act of 1986, the Company may not be able to utilize a significant portion of foreign tax credit carryforwards prior to expiration and, accordingly, the Company has not recorded any deferred tax benefits related to these credits.

14. RELATED PARTIES

  Services Provided by Fuji Bank and the Parent for the Company. Certain employees of Fuji Bank and the Parent perform managerial, administrative and other related functions for the Company. The Company compensates Fuji Bank and the Parent for these services at a rate which reflects current costs which were $1.8 million and $43.5 million, respectively for 1993, and $1.7 million and $41.0 million for 1992.

  From time to time, certain subsidiaries of Fuji Bank serve as managers for various offerings of the Company's debt securities. The fees paid by the Company are similar to those the Company would pay an unaffiliated agent in an arms-length transaction. The Fuji Bank and Trust Company acts as registrar and paying agent for various debt issuances by the Company.

  Services Provided by the Company for Fuji and the Parent. The Company performs services for its affiliates, and charges them for the cost of the work performed. Effective November 1, 1991, Heller Capital Markets Group, Inc. ("CMG"), a wholly-owned subsidiary of the Company, agreed to act as placement agent for the sale of commercial paper issued by the Parent. CMG is compensated based on the face amount of the commercial paper notes sold. CMG received compensation of $.4 million in 1993 and 1992 and $.1 million in 1991, pursuant to this agreement. Management believes the terms of the agreement are similar to those which would apply in any similar arrangement among unaffiliated parties.

  The Company provides advisory services to Fuji Bank with respect to real estate clients at the request of Fuji Bank. During 1993, 1992 and 1991, the Company charged Fuji Bank approximately $.1 million, $.2 million, and $.3 million respectively, for these services.

  In the ordinary course of its business, the Company participates in joint financings with certain affiliates of the Company. From time to time the Company guarantees its clients' obligations under letters of credit issued by financial institutions, some of which are affiliates of the Company. The Company believes that these joint financings and letter of credit arrangements with affiliates are on terms similar to those available from unaffiliated financial institutions.

  The Company has agreements with certain other subsidiaries of the Parent which provide for the Company to receive an annual negotiated fee for servicing assets which have been sold by the Company to the Parent and these affiliates. The Company continues to service these assets and all other direct costs and expenses, including any additional advances made after the date of the agreement, are borne by the subsidiaries of the Parent. The amount of fees for servicing the transferred assets in 1993, 1992 and 1991, was approximately $4.3 million, $4.7 million and $3.5 million, respectively. These amounts are recorded as a reduction of operating expenses in the consolidated statements of income.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

  Intercompany Receivables and Financial Instruments. The Company is party to a $250 million interest rate swap agreement (the "$250 million agreement") with the Parent which was amended in 1992 and expires July 31, 1995. The Company also entered into a $200 million interest rate swap agreement with the Parent, effective January 13, 1994 which expires December 15, 2000. The purpose of the agreements is to manage the Company's exposure to interest rate fluctuations. Under these agreements, the Company pays interest to the Parent at a variable rate based on the commercial paper rate published by the Board of Governors of the Federal Reserve System and the Parent pays interest to the Company at fixed rates of 5.0% and 5.57%, respectively. The fixed rates were determined based upon the prevailing market rate for such transactions. The $250 million agreement had the effect of reducing the Company's interest expense by $4.6 million in 1993, $6.9 million in 1992 and $5.1 million in 1991.

  The Company is a party to a $24.7 million interest rate swap agreement with Fuji Bank, New York branch, which became effective in March, 1990 and expires in February, 1995. During 1993, $1.5 million had been paid to Fuji Bank under this agreement. Additionally, the Company entered into cross-currency basis swap agreements with a subsidiary of Fuji Bank, which had the effect of converting debt denominated in Japanese Yen to $148.2 million of U.S. currency. During 1993, $4.2 million had been paid to Fuji Bank under these agreements.

  At December 31, 1993 and 1992, other assets include net amounts due from affiliates of $31.3 million and $6.8 million, respectively. The amounts are comprised principally of interest bearing demand notes representing amounts due to the Company under the interest rate swap agreement with the Parent, advances, administrative fees and costs charged to other subsidiaries of the Parent. The notes bear interest at rates which approximate the average rates on the Company's commercial paper obligations or short-term bank borrowing rates outstanding during the period.

  Fuji Bank and one of its subsidiaries provided uncommitted lines of credit to consolidated international subsidiaries totaling $12.9 million and $21.1 million at December 31, 1993 and 1992, respectively. Borrowings under these facilities totaled $8.7 million and $12.7 million at December 31, 1993 and 1992, respectively. In addition, Fuji Bank provides uncommitted lines of credit to certain international joint ventures.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

15. FAIR VALUE DISCLOSURES

  SFAS No. 107 "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information for certain financial instruments, for which it is practicable to estimate that value. These values must be estimated as there is no well established market for many of the Company's assets and financial instruments. Fair values are based on estimates using present value, property yield, historical rate of return and other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. These assumptions are inherently judgmental and changes in such assumptions could significantly affect fair value calculations. In that regard, the derived fair value estimates may not be substantiated by comparison to independent markets and may not be realized in immediate liquidation of the instrument.

  The book values and estimated fair market values of the Company's financial instruments at December 31, 1993 and 1992, are as follows:

                                                   1993              1992
                                             ----------------- -----------------
                                               BOOK     FAIR     BOOK     FAIR
                                              VALUE    VALUE    VALUE    VALUE
                                             -------- -------- -------- --------
                                                        (IN MILLIONS)
   Net receivables.........................  $6,801.2 $6,863.3 $7,198.4 $7,145.7
   Non-voting equity and other investments.  $  370.5 $  420.9 $  280.7 $  359.0
   Debt....................................  $5,949.4 $6,045.8 $6,167.9 $6,202.9

  The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. Carrying values approximate fair values for all financial instruments which are not specifically addressed.

  Certain variable rate receivables that reprice frequently and have no significant credit risk, fair values were assumed to equal carrying values. All other receivables were pooled by loan type and risk rating. The fair value for these receivables was estimated via discounted cash flow analyses, using interest rates equal to the London Inter-bank Offered Rate or the prime rate offered as of December 31, 1993 and 1992, plus an adjustment for normal spread, credit quality and the remaining terms of the loans.

  Book and fair values of the trading securities and securities available for sale are based on quoted market prices. The fair values of equity interests and other investments are calculated by first using the Company's business valuation model to determine the estimated value of these investments as of the anticipated exercise date. The business valuation model analyzes the cash flows of the related company and considers values for similar equity investments. The determined value is then discounted back to December 31, 1993 and 1992, using a rate appropriate for returns on equity investments. Although the investments in international joint ventures accounted for by the equity method are not considered financial instruments and as such are not included in the above table, management believes that the fair values of these investments significantly exceed the carrying value of these investments.

  The fair values of the Company's debt and swap agreements were estimated using discounted cash flow analyses, based on current incremental borrowing and swap rates for arrangements with similar terms and remaining maturities, as quoted by independent financial institutions as of December 31, 1993 and 1992. The fair value of debt is presented net of the fair value of interest rate, cross currency interest rate and basis swap agreements which amounted to a $148.1 million and $83.8 million, respectively, net favorable position as of December 31, 1993 and 1992. The fair values of loan commitments, letters of credit and guarantees are negligible after consideration of the time value of money.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

16. FINANCIAL DATA BY REGION

  The following table shows certain financial information for the years ended December 31, 1993, 1992 and 1991, attributable to United States and international operations by geographic region.

                                     FOR THE YEAR ENDED DECEMBER 31,
                         ---------------------------------------------------------
                         UNITED STATES  EUROPE  ASIA-PACIFIC  OTHER   CONSOLIDATED
                         ------------- -------- ------------ -------  ------------
                                              (IN THOUSANDS)
Assets
  1993..................  $7,456,700   $237,675   $182,866   $35,357   $7,912,598
  1992..................   7,652,240    157,924    104,498    37,687    7,952,349
  1991..................   7,255,127    157,655     96,085    20,524    7,529,391
Interest income, fees
 and other income, and
 income of international
 joint ventures
  1993..................  $  741,870   $ 26,092   $ 10,374   $ 1,858   $  780,194
  1992..................     719,945     24,502     10,822     6,101      761,370
  1991..................     810,489     21,758      6,470     4,501      843,218
Income before taxes and
 cumulative effect of
 change in accounting
 principle
  1993..................  $   98,961   $ 23,672   $  4,288   $   924   $  127,845
  1992..................      14,832     19,538      3,544     4,204       42,118
  1991..................      49,661     15,167      2,432      (821)      66,439
Net income
  1993..................  $   89,175   $ 23,672   $  3,343   $   923   $  117,113
  1992..................      62,324     19,026      2,634     4,236       88,220
  1991..................      46,363     16,222      2,311      (797)      64,099

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

17. SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

  The following financial information for the calendar quarters of 1993, 1992 and 1991, is unaudited. In the opinion of management, all adjustments necessary to present fairly the results of operations for such periods have been included.

                                                        QUARTER ENDED
                                             -----------------------------------
                                             MARCH 31 JUNE 30  SEPT. 30 DEC. 31
                                             -------- -------- -------- --------
                                                       (IN THOUSANDS)
Net interest income--
  1993...................................... $ 86,254 $ 89,781 $ 91,585 $ 88,408
  1992......................................   82,343   81,676   81,765   92,896
  1991......................................   76,532   81,874   83,457   82,529
Operating revenues--
  1993...................................... $117,527 $136,951 $127,420 $134,733
  1992......................................  110,600  110,456  115,015  129,810
  1991......................................   96,367  126,056  104,127  111,149
Provision for losses--
  1993...................................... $ 48,369 $ 56,922 $ 52,559 $ 52,533
  1992......................................   43,407   48,160   51,091  109,237
  1991......................................   31,678   69,801   43,681   56,265
Net income--
  1993...................................... $ 25,465 $ 36,850 $ 28,196 $ 26,602
  1992......................................   58,490   17,110   11,157    1,463
  1991......................................   18,190   13,734   15,365   16,810

  Net income for the quarter ended March 31, 1992 includes $41.1 million of income for the cumulative effect of the recognition of a deferred tax asset through December 31, 1991, resulting from the adoption of SFAS No. 109, "Accounting for Income Taxes." The provision for losses increased in the quarter ending December 31, 1992, as the Company strengthened its allowance for losses to 3.0% of receivables to improve coverage ratios and to address the risks associated with certain troubled credits in the corporate financing and real estate portfolios.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The names and ages of all directors and executive officers of the Company as of January 1, 1994, and a biographical summary for each such person, appear in the following pages. No family relationship exists among the persons named below.

                                   DIRECTORS

NAME, AGE & POSITIONS                                    FROM           TO
- ---------------------                                    ----           --
MICHAEL S. BLUM (54)
 Director, the Company.................................. July, 1986     Present
 Chairman of the Board and Chief Executive Officer, the
  Company............................................... November, 1990 Present
 Director, Heller International Corporation ("Parent")
  and Heller International Group, Inc.
  ("International")..................................... July, 1986     Present
 Chairman of the Board and Chief Executive Officer,
  International; Chairman of the Board, Chief Executive
  Officer and President, Parent......................... November, 1990 Present
 Director, Chairman of the Board and Chief Executive
  Officer, Heller International Holdings, Inc.
  ("Holdings").......................................... December, 1992 Present
 Vice Chairman of the Board, the Company................ 1987           1990
 President, Heller Real Estate Financial Services Group,
  the Company........................................... 1986           1990
TOMOHIRO KAMIO (53)
 Director, the Company, Parent and International........ June, 1992     Present
 Director, Holdings..................................... December, 1992 Present
 Director, the Company and Parent....................... 1990           1991
 Managing Director, The Fuji Bank, Limited ("Fuji
  Bank")................................................ May, 1992      Present
 Director and General Manager, Fuji Bank, International
  Planning Division..................................... 1991           1992
 Director and General Manager, Fuji Bank, New York
  Branch................................................ 1990           1991
 General Manager, Fuji Bank, Americas Division.......... 1989           1990
 Joint General Manager, Fuji Bank, International
  Planning Division..................................... 1986           1989
RICHARD J. ALMEIDA (51)
 Director, Executive Vice President and Chief Financial
  Officer, the Company, Parent and International........ November, 1987 Present
 Director, Executive Vice President and Chief Financial
  Officer, Holdings..................................... December, 1992 Present
TETSUYA FUKABORI (41)
 Director, the Company, Parent and International........ May, 1992      Present
 Senior Vice President, Parent.......................... June, 1992     Present
 Director, Holdings..................................... December, 1992 Present
 Senior Vice President, Fuji Bank, Americas Division.... 1990           1992
 Senior Vice President, Fuji Bank, New York Office,
  International Project Finance Division................ 1990           1990
 Senior Manager, Fuji Bank Head Office, Corporate
  Banking Division II................................... 1987           1990
HIDETSUNE ISEKI (50)
 Director, the Company and Parent....................... May, 1990      Present
 Director, International................................ July, 1992     Present
 Director, Holdings..................................... December, 1992 Present
 Director and General Manager, Fuji Bank, New York
  Branch................................................ June, 1993     Present
 General Manager, Fuji Bank, New York Branch............ June, 1992     1993
 General Manager, Fuji Bank, Los Angeles Branch......... 1990           1992
 General Manager, Fuji Bank, San Francisco Branch....... 1988           1990

NAME, AGE & POSITIONS                                    FROM           TO
- ---------------------                                    ----           --
HIROKAZU ISHIKAWA (47)
 Director, the Company and Parent....................... May, 1992      Present
 General Manager, Fuji Bank, Chicago Branch............. April, 1992    Present
 Deputy General Manager, Fuji Bank, International
  Division.............................................. 1991           1992
 Deputy General Manager, Fuji Bank, Personnel Affairs
  Division.............................................. 1987           1991
MINORU ITOSAKA (44)
 Director, the Company, Parent, International and
  Holdings.............................................. July, 1993     Present
 General Manager, Fuji Bank, Americas Division.......... July, 1993     Present
 Deputy General Manager, Fuji Bank, International
  Planning Division..................................... 1989           1993
 Deputy General Manager, Fuji Bank, Corporate Banking
  Division II........................................... 1987           1989
TATSUO IWASAKI (40)
 Director, the Company and Parent....................... July, 1991     Present
 Director, the Company.................................. 1990           1990
 Deputy General Manager, Fuji Bank, Americas Division... July, 1991     Present
 Senior Manager, Fuji Bank, Americas Division........... 1990           1991
 Manager, Fuji Bank, Regional Headquarters for the
  Americas.............................................. 1988           1990
MARK KESSEL (52)
 Director, the Company and Parent....................... July, 1992     Present
 Partner, law firm of Shearman & Sterling............... 1977           Present
 Director, CEI Holdings Corporation, a subsidiary of
  Graseby p.l.c......................................... 1983           1991
OSAMU KITA (50)
 Director, the Company, Parent and International........ November, 1990 Present
 Executive Vice President, Parent....................... July, 1991     Present
 Director, Holdings..................................... December, 1992 Present
 General Manager, Fuji Bank, Americas Division.......... 1990           1991
 Joint General Manager, Fuji Bank, International
  Planning Division..................................... 1989           1990
 Deputy General Manager, Fuji Bank, International Credit
  Division.............................................. 1988           1989
MICHAEL J. LITWIN (46)
 Director, the Company and Parent....................... April, 1990    Present
 Senior Group President, the Company.................... October, 1990  Present
 President, Leveraged Funding Group, the Company........ 1987           1990
 Executive Vice President, International................ January, 1989  Present
 Executive Vice President, Holdings..................... December, 1992 Present
DENNIS P. LOCKHART (47)
 Director, the Company, Parent and International;
  President, International; Executive Vice President,
  Parent................................................ January, 1988  Present
 Director and President, Holdings....................... December, 1992 Present
 Director, Tri Valley Corp.............................. 1981           Present

NAME, AGE & POSITIONS                                    FROM           TO
- ---------------------                                    ----           --
LAURALEE E. MARTIN (43)
 Director, the Company and Parent....................... May, 1991      Present
 Senior Group President, the Company.................... October, 1990  Present
 Director and President, Heller Financial Leasing, Inc.
  ("Leasing")........................................... December, 1993 Present
 Executive Vice President, Heller Real Estate Financial
  Services Group, the Company........................... 1986           1990
ATSUSHI TAKANO (48)
 Director, the Company and Parent....................... July, 1992     Present
 General Manager, Fuji Bank, Los Angeles Agency......... June, 1992     Present
 General Manager, Fuji Bank, International Treasury
  Division.............................................. 1989           1992
 Joint General Manager, Fuji Bank, New York Branch...... 1984           1992
MITCHELL F. VERNICK (38)
 Director, the Company and Parent....................... May, 1991      Present
 Senior Group President, the Company.................... October, 1990  Present
 Executive Vice President, International................ June, 1989     Present
 Executive Vice President, Holdings..................... December, 1992 Present
 President, Capital Markets Group, the Company.......... 1987           1990
MASASHI YAMAMOTO (47)
 Director, the Company and Parent....................... May, 1992      Present
 President, The Fuji Bank and Trust Company, New York... April, 1992    Present
 Senior Joint General Manager, Fuji Bank, New York
  Branch................................................ 1991           1992
 Senior Executive Vice President, The Fuji Bank and
  Trust Company, New York Branch........................ 1991           1992
 Deputy General Manager, Fuji Bank Head Office,
  International Planning Division....................... 1987           1991

                               EXECUTIVE OFFICERS

NAME, AGE & POSITIONS                                     FROM           TO
- ---------------------                                     ----           --
ANTHONY O'B. BEIRNE (45)
 Senior Vice President and Controller, the Company,
  Parent and International............................... March, 1988    Present
 Senior Vice President and Controller, Holdings.......... December, 1992 Present
JAMES B. CURRIE (45)
 Executive Vice President, General Counsel and Secretary,
  the Company, Parent, International and Holdings........ December, 1993 Present
 Senior Vice President, Secretary and General Counsel,
  Coldwell Banker Real Estate Group...................... 1990           1993
 Vice President, Secretary and General Counsel, Coldwell
  Banker Real Estate Group............................... 1986           1990
 Senior Vice President and Director, Sears Savings Bank.. 1990           1993
 Vice President, Homart Development Co., Coldwell Banker
  Residential Affiliates, Inc., Coldwell Banker Real
  Estate and Sears Mortgage Corporation.................. 1990           1993
 Vice President and Director, BorrowersChoice Corp....... 1991           1993

NAME, AGE & POSITIONS                                   FROM            TO
- ---------------------                                   ----            --
CHRISTOPHER L. GILLOCK (39)
 Senior Vice President, Corporate Development and
  Investments, the Company and Parent.................. July, 1991      Present
 Managing Director and Senior Vice President,
  Investment Group, the Company........................ 1988            1990
JOHN L. GUY, JR. (41)
 Senior Vice President and Treasurer, the Company and
  Parent............................................... July, 1992      Present
 Senior Vice President, Internal Audit, the Company.... April, 1992     1992
 Vice President, Internal Audit, the Company........... 1989            1992
 Vice President, Financial Planning and Analysis, the
  Company.............................................. 1987            1989
THOMAS A. JAEKEL (36)
 President, Heller Real Estate Financial Services
  Group, the Company................................... October, 1993   Present
 Senior Vice President, Manager Field Operations,
  Heller Real Estate Financial Services Group, the
  Company.............................................. 1990            1993
 Senior Vice President, Regional Manager (Chicago),
  Heller Real Estate Financial Services Group, the
  Company.............................................. 1988            1990
TOMONORI KOBAYASHI (44)
 Senior Vice President, Corporate Planning &
  Administration, the Company and Parent............... January, 1991   Present
 Senior Vice President, Parent......................... 1990            1991
 Deputy General Manager, Fuji Bank, Capital Markets
  Planning Division.................................... 1987            1990
J. PARKER LAPP (40)
 President, Current Asset Management Group, the
  Company.............................................. April, 1990     Present
 President, Special Industries Group, the Company...... 1987            1990
CHALLIS M. LOWE (48)
 Senior Vice President, Human Resources, the Company
  and Parent........................................... September, 1993 Present
 Senior Vice President, Administrative Services, Sanwa
  Business Credit Corporation.......................... 1985            1993
MICHAEL J. ROCHE (42)
 Senior Vice President and Chief Information Officer,
  Information Technology, the Company.................. October, 1990   Present
 Senior Vice President and Chief Information Officer,
  Information Technology, Parent....................... January, 1991   Present
 Managing Director, Information Technology, Continental
  Illinois National Bank............................... 1988            1990

  Each of the officers and directors of the Company are elected at the annual meeting for a term of one year until their successors are duly elected and qualified.

  An Initial Statement Of Beneficial Ownership Of Securities on Form 3 was filed by: (i) Challis Lowe (elected effective September 7, 1993 as Senior Vice President--Human Resources) on November 17, 1993, (ii) Thomas Jaekel (elected effective October 14, 1993 as President, Real Estate Financial Services Group) on December 3, 1993, and (iii) Minoru Itosaka (elected effective July 23, 1993 as Director), on January 14, 1994. In all filings, there were no reported holdings of the Registrant's equity securities.

ITEM 11. EXECUTIVE COMPENSATION

  The following information is furnished as to all plan and non-plan compensation awarded to, earned by, or paid to the Chief Executive Officer of the Company and the four next most highly compensated executive officers of the Company (as determined at December 31, 1993) for services rendered in all capacities to the Company and its subsidiaries during the years ended December 31, 1993, 1992 and 1991.

                       SUMMARY COMPENSATION TABLE (1) (2)

                              ANNUAL COMPENSATION

                                                  OTHER ANNUAL      ALL OTHER
NAME AND PRINCIPAL                               COMPENSATION($) COMPENSATION($)
POSITION                 YEAR SALARY($) BONUS($)     (4)(5)          (4)(7)
- ------------------       ---- --------- -------- --------------- ---------------
Michael S. Blum......... 1993  656,250      (3)      330,750          4,481
 (Chairman of the Board
 and                     1992  581,250  478,223      302,831          4,361
 Chief Executive
 Officer)                1991  483,333  435,001          --             --
Richard J. Almeida...... 1993  268,000      (3)      104,435          4,487
 (Chief Financial
 Officer)                1992  259,875  175,000       91,866          4,363
                         1991  245,125  125,000          --             --
Dennis P. Lockhart...... 1993  233,000      (3)       88,808          4,496
 (President, Heller      1992  222,000  110,000       78,477          4,355
 International Group,
 Inc.)                   1991  211,000   94,000          --             --
Mitchell F. Vernick..... 1993  230,833      (3)      155,476(6)       4,497
 (Senior Group
 President)              1992  212,250  125,000      125,030(6)       4,363
                         1991  195,266  120,000          --             --
Lauralee E. Martin...... 1993  227,292      (3)       86,632          4,497
 (Senior Group
 President)              1992  201,875  125,000       71,363          4,364
                         1991  181,950  125,000          --             --

- --------
(1) All numbers are rounded to the nearest whole dollar.
(2) Certain executive officers of the Company whose compensation is included above are employed and paid by the Parent. Pursuant to a management agreement between the Company and the Parent, the Company reimburses the Parent for their services.
(3) The cash bonus under the management incentive plan for services rendered to the Company and its subsidiaries during the year ended December 31, 1993 was not calculable as of the date of this report. Such amounts will be disclosed in the Company's annual report for the subsequent fiscal year in the appropriate column for the year in which earned. Annual bonus amounts are earned and accrued during the year shown, and paid subsequent to the end of such year.
(4) Amounts in the Other Annual Compensation column and in the All Other Compensation column for the year ended December 31, 1991 have been excluded under the transition period provisions of the Securities and Exchange Commission ("SEC") Executive Compensation Disclosure rules which became effective on October 21, 1992.
(5) During 1993, the Company had a Long Term Incentive Plan that commenced on January 1, 1992 and terminates on December 31, 1994 ("1992-94 LTIP"), which it had historically considered as a long term compensation plan. The SEC, however, pursuant to its Release 33-7009, dated August 6, 1993, requires that the Company report accrued compensation under the 1992-94 LTIP as annual compensation since accruals are based upon the Company's performance in one year and are not affected by the Company's performance in subsequent years. As a result, the Company is reporting in this column annual accruals under the 1992-94 LTIP. Under the terms of the 1992-94 LTIP, payouts of accruals occur after the termination of the 1992-94 LTIP to officers who are active employees of the Company and participants in the 1992-94 LTIP through its termination date (subject to exceptions in the case of disability, death or retirement). Payouts of accruals under a prior Long Term Incentive Plan that commenced on January 1, 1990 and terminated on December 31, 1992 ("1990-92 LTIP"), were made to the named executive officers in 1992 for the following accruals attributable to 1992 and 1991, respectively: Mr. Blum, $348,750 and $290,000; Mr. Almeida, $95,504 and $90,083; Mr. Lockhart, $81,585 and
   $77,543; Mr. Vernick, $78,002 and $71,760; and Ms. Martin, $74,189 and
   $66,867. These payouts were previously reported, in aggregate, as 1992 LTIP Payouts in the Company's 1992 Annual Report on Form 10-K. Perquisites and other personal benefit amounts for each of the named executive officers are omitted since the amounts fall below the minimum level for disclosure.
(6) A significant portion of the 1993 and 1992 amounts consists of special payments attributable to the performance of specific business units and investments.
(7) Amounts reported reflect the Company's contribution made in the form of a match on amounts deferred by the officer in the Company's Savings and Profit Sharing Plan, that is qualified under Section 501(a) of the Internal Revenue Code. This Plan is available to all employees who work at least 900 hours per year. The Company makes matching contributions equal to 50% of the employee's contribution provided, however, that the Company's contribution will not exceed 2.5% of the employee's base salary.

RETIREMENT AND OTHER DEFINED BENEFIT PLANS

  The Company has a defined benefit retirement income plan (the "Retirement Plan") for the benefit of its employees that is a qualified plan under Section 401 of the Internal Revenue Code of 1986 (the "Code"). Substantially all domestic employees of the Company who have one year of service, including executive officers and directors of the Company, and also certain executive officers and directors of International, participate in the Retirement Plan. Non-employee directors are not eligible for retirement benefits.

  The Company adopted a Supplemental Executive Retirement Plan ("SERP"), effective October 28, 1987, which provides benefits to all officers at the level of Senior Vice President and above who participate in the Company's LTIP and the Retirement Plan, which are in excess of the limitations imposed by Sections 401(a)(17) and 415 of the Internal Revenue Code, as amended from time to time.

  Under a defined benefit plan, such as the Company's, contributions are not specifically allocated to individual participants. The table below shows estimated annual retirement benefits for executives in specified remuneration and service classifications.

                      ESTIMATED ANNUAL RETIREMENT BENEFITS

                                             YEARS OF CREDITED SERVICE
    FINAL                           -------------------------------------------
   AVERAGE                                                              25 AND
     PAY                               5       10       15       20      OVER
   -------                          ------- -------- -------- -------- --------
   $100,000........................ $13,000 $ 26,000 $ 39,000 $ 52,000 $ 65,000
    125,000........................  16,250   32,500   48,750   65,000   81,250
    150,000........................  19,500   39,000   58,500   78,000   97,500
    175,000........................  22,750   45,500   68,250   91,000  113,750
    200,000........................  26,000   52,000   78,000  104,000  130,000
    225,000........................  29,250   58,500   87,750  117,000  146,250
    250,000........................  32,500   65,000   97,500  130,000  162,500
    275,000........................  35,750   71,500  107,250  143,000  178,750
    300,000........................  39,000   78,000  117,000  156,000  195,000
    400,000........................  52,000  104,000  156,000  208,000  260,000
    450,000........................  58,500  117,000  175,500  234,000  292,500
    500,000........................  65,000  130,000  195,000  260,000  325,000
    600,000........................  78,000  156,000  234,000  312,000  390,000

  In general, remuneration covered by the retirement plan consists of the annual base salary determined before any salary reduction contributions to the Company's Savings and Profit Sharing Plan.

  The number of years of credited service as of December 31, 1993, and the actual average remuneration for their respective years of credited service with the Company for those individuals listed on the Summary Compensation Table are as follows: Michael S. Blum, $464,050, 7 years 6.5 months, Richard J. Almeida, $240,400, 6 years 5 months, Dennis P. Lockhart, $210,972, 6 years, Mitchell F. Vernick, $188,582, 7 years 4.5 months, and Lauralee E. Martin, $185,667, 7 years 4.5 months.

  The figures shown in the table above include benefits payable under the SERP as described above. However, the figures shown are prior to offsets for Social Security, Retirement Plan and Company match benefits (under its Savings and Profit Sharing Plan) as specified by the SERP benefit formula. The estimates assume that benefits commence at age 65 under a straight life annuity form.

COMPENSATION OF DIRECTORS

  Directors of the Company are not compensated for provision of services as a director to the Company.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

  Michael S. Blum has an employment contract with the Parent which expires on December 31, 1996 and provides that if his employment is terminated by the Parent without cause (as defined in the contract), or if he resigns in response to a significant diminution of his assigned duties and responsibilities by the Parent, he will be entitled to receive full salary and all executive perquisites through the later of December 31, 1996, or the last day of the twelfth month following the month in which his termination occurred (the "Cutoff Date"). He will also receive a pro rata portion of his estimated incentive plan payments for the year of termination and will continue to be covered under certain benefit plans through the Cutoff Date. If Mr. Blum's employment is terminated pursuant to either of the situations described above, he will receive 50% of his full salary from the Cutoff Date until August 30, 1998. In the event that Mr. Blum and the Parent do not reach an agreement regarding the terms of an extension or renewal of his contract, Mr. Blum is entitled to receive full salary until the later of December 31, 1996, or nine months from the date the Parent informs him that it does not intend to extend his employment and thereafter at the rate of 50% of his full salary through August 30, 1998 (subject to reduction for compensation received from another employer). Mr. Blum would also receive coverage under certain benefit plans through August 30, 1998 and perquisites through December 31, 1997.

  Mitchell Vernick participates in special incentive arrangements with the Company pursuant to which he is eligible to receive payments based upon the performance of specific business units and investments.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  Michael S. Blum, Tomohiro Kamio, and Osamu Kita served as members of the Compensation Committee of the Board of Directors of the Company during 1993.

  Mr. Blum also served as Chairman and Chief Executive Officer of the Company, and its subsidiaries, International and Holdings. In addition, Mr. Blum served as the Chairman of the Board, Chief Executive Officer and President of the Parent and served as a member of the Compensation Committee of the Parent, International, and Holding. Another executive officer of the Parent, Osamu Kita, also served as a member of the Compensation Committee of the Company.

  As identified below, several directors of the Company also served as executive officers of one or more of the other companies for whom Mr. Blum served as a member of the Compensation Committee of the Board of Directors: Mr. Almeida, Parent, International and Holdings; Mr. Fukabori, Parent; Mr. Litwin, International and Holdings; Mr. Lockhart, Parent, International and Holdings; Mr. Vernick, International and Holdings.

  No other relationships exist between the directors and executive officers of the Company and the directors and executive officers of the Company's Parent or subsidiaries.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

VOTING SECURITIES

  The following table sets forth the ownership of all of the outstanding common stock of the Company, as of February 1, 1994:

- ------------------------------------------------------------
           NAME AND
    ADDRESS OF BENEFICIAL      AMOUNT AND NATURE    PERCENT
            OWNER           OF BENEFICIAL OWNERSHIP OF CLASS
- ------------------------------------------------------------
   Heller International
    Corporation (Parent)...       100 Shares          100%
   500 West Monroe Street
   Chicago, Illinois 60661

EQUITY SECURITIES

  All of the outstanding common stock of the Parent is owned by Fuji Bank. As of November 30, 1993, certain directors and executive officers of the Company owned beneficially certain amounts of Fuji Bank's common stock, all as indicated below.

- --------------------------------------------------------------------------------
                                                                     AMOUNT OF
                               NAME OF                              BENEFICIAL
                          BENEFICIAL OWNER                           OWNERSHIP
- --------------------------------------------------------------------------------
   Tetsuya Fukabori...............................................      0
   Hidetsune Iseki................................................ 18,290 Shares
   Hirokazu Ishikawa..............................................  3,258 Shares
   Minoru Itosaka.................................................  2,848 Shares
   Tatsuo Iwasaki.................................................  1,157 Shares
   Tomohiro Kamio................................................. 21,974 Shares
   Osamu Kita..................................................... 11,814 Shares
   Atsushi Takano.................................................  2,714 Shares
   Masashi Yamamoto...............................................  5,305 Shares
   Mark Kessel....................................................      0
   Michael Litwin.................................................      0
   Michael Blum...................................................      0
   Richard Almeida................................................      0
   Dennis Lockhart................................................      0
   Mitchell Vernick...............................................      0
   Lauralee E. Martin.............................................      0
   Tomonori Kobayashi.............................................  1,000 Shares
                                                                   -------------
       Total Shares............................................... 68,360
                                                                   =============

  In addition, Messrs. Fukabori, Ishikawa, Itosaka, Iwasaki, Kita, Kobayashi, Takano and Yamamoto participate in a Fuji Bank employee stock purchase plan and, as of November 30, 1993, beneficially held a total of approximately 31,808 shares. The aggregate number of shares of Fuji Bank common stock that are beneficially owned by the Company's directors and officers, considered as a group, including those shares held in the Fuji Bank employee stock purchase plan, does not exceed 1% of the outstanding shares of such stock.

  The following table sets forth the ownership of all outstanding equity securities of the Company, and its subsidiaries, as of February 1, 1994:

- -------------------------------------------------------------------------------
                                                  AMOUNT OF
                           NAME OF                BENEFICIAL
   TITLE OF CLASS          BENEFICIAL OWNER       OWNERSHIP    PERCENT OF CLASS
- -------------------------------------------------------------------------------
   HELLER FINANCIAL, INC.
   Cumulative
   Convertible             Heller International   1,000 Shares       100%
   Preferred Stock,        Corporation (Parent)
   Series D

   8 1/8% Cumulative       Michael S. Blum        4,000 Shares       (a)
   Perpetual Senior        Richard J. Almeida          0              0
   Preferred Stock,        Dennis P. Lockhart          0              0
   Series A                Mitchell F. Vernick         0              0
                           Lauralee E. Martin          0              0
                           Tomohiro Kamio              0              0
                           Tetsuya Fukabori            0              0
                           Hidetsune Iseki             0              0
                           Hirokazu Ishikawa           0              0
                           Minoru Itosaka              0              0
                           Tatsuo Iwasaki              0              0
                           Mark Kessel                 0              0
                           Osamu Kita                  0              0
                           Michael J. Litwin           0              0
                           Atsushi Takano              0              0
                           Masashi Yamamoto            0              0
                           All Directors and
                           Executive Officers as
                           a Group                    (a)            (a)
   HELLER INTERNATIONAL
   GROUP, INC.
    Common Stock           Heller Financial, Inc.   553 Shares        79%
                           The Fuji Bank, Ltd.      147 Shares        21%
   HELLER INTERNATIONAL
   HOLDINGS, INC.
    Common Stock           Heller International     700 Shares       100%
                           Group, Inc.
   HELLER FINANCIAL
   LEASING, INC.
    Common Stock           Heller Financial, Inc. 1,000 Shares       100%

- --------
(a) The aggregate number of shares of 8 1/8% Cumulative Perpetual Senior Preferred Stock, Series A that were beneficially owned did not exceed 1% of the outstanding shares of such stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

KEEP WELL AGREEMENT WITH FUJI BANK

  The Company entered into a Keep Well Agreement (the "Agreement") with Fuji Bank on April 23, 1983 in order to assist the Company in maintaining its credit rating. The Agreement was amended and supplemented on January 26, 1984, in connection with the consummation of the purchase of the Company by Fuji Bank and has been amended since that date from time to time.

  The Agreement provides that Fuji Bank will maintain the Company's net worth in an amount equal to $500 million. Accordingly, if the Company should determine, at the close of any month, that its net worth is less than $500 million, then Fuji Bank will purchase, or cause one of its subsidiaries to purchase, shares of the Company's NW Preferred Stock, Class B (No Par Value) ("NW Preferred Stock") in an amount necessary to increase the Company's net worth to $500 million. If and when issued, dividends will be paid quarterly on the NW Preferred Stock at a rate per annum equal to 1% over the three-month London Inter-bank Offered Rate. Such dividends will not be paid during a default in the payment of principal or interest on any of the outstanding indebtedness for money borrowed by the Company. Subject to certain conditions, the NW Preferred Stock will be redeemable at the option of the holder, within a specified period of time after the end of a calendar quarter in an aggregate amount not greater than the excess of net worth of the Company as of the end of such calendar quarter over $500 million.

  The Agreement further provides that if the Company should lack sufficient cash, other liquid assets or credit facilities to meet its payment obligations on its commercial paper, then Fuji Bank will lend the Company up to $500 million (the "Liquidity Commitment"), payable on demand, which the Company may use only for the purpose of meeting such payment obligations. Any such loan by Fuji Bank to the Company (a "Liquidity Advance" or "Advances") will bear interest at a fluctuating interest rate per annum equal to the announced prime commercial lending rate of Morgan Guaranty Trust Company of New York plus .25% per annum. Each Liquidity Advance will be repayable on demand at any time after the business day following the 29th day after such Advance was made. No repayment of the Liquidity Advance will be made during a period of default in the payment of the Company's senior indebtedness for borrowed money.

  No Advances or purchases of NW Preferred Stock have been made by Fuji Bank under the Agreement; other infusions of capital in the Company have been made by International.

  Under the Agreement, the Company has covenanted to maintain, and Fuji Bank has undertaken to assure that the Company will maintain, unused short-term lines of credit and committed credit facilities in an amount approximately equal to 75% of the amount of its commercial paper obligations from time to time outstanding. In addition, under the Agreement, neither Fuji Bank nor any of its subsidiaries can sell, pledge or otherwise dispose of any shares of the Company's Common Stock or permit the Company to issue shares of its Common Stock except to Fuji Bank or a Fuji Bank affiliate.

  Neither Fuji Bank nor the Company may terminate the Agreement for any reason prior to December 31, 2000. After December 31, 2000 either Fuji Bank or the Company may terminate the Agreement upon 30 business days' prior written notice. So long as the Perpetual Preferred Stock is outstanding and held by third parties other than Fuji Bank, the Agreement may not be terminated by either party unless the Company has received written certifications from Moody's Investors Services, Inc. and Standard and Poor's Corporation that upon termination the Perpetual Preferred Stock will be rated by them no lower than "a3" and "A-", respectively. For these purposes the Preferred Stock will no longer be deemed outstanding at such time as an effective notice of redemption of all of the Preferred Stock shall have been given by the Company and funds sufficient to effectuate such redemption shall have been deposited with the party designated for such purpose in the notice. In addition, any termination of the Keep Well Agreement by the Company must be consented to by Fuji Bank. Any such termination will not relieve the Company of its obligations in respect of any NW Preferred Stock outstanding on the date of termination or the dividends thereon, any amounts owed in respect of Liquidity Advances on the date of termination or the unpaid principal or interest on those Advances or Fuji Bank's fee relating to the Liquidity Commitment. Any such termination will not adversely affect the Company's commercial paper obligations outstanding on the date of termination. The Agreement can be modified or amended by a written agreement of Fuji Bank and the Company. However, no such modification or amendment may change the prohibition against termination before December 31, 2000. Further, no such modification or amendment may adversely affect the Company's then-outstanding commercial paper obligations.

  Under the Agreement, the Company's commercial paper obligations and any other debt instruments are solely the obligations of the Company. The Agreement is not a guarantee by Fuji Bank of the payment of the Company's commercial paper obligations, indebtedness, liabilities or obligations of any kind.

TAX ALLOCATION AGREEMENT

  Under the terms of the tax allocation agreement between the Parent and its subsidiaries, as amended, each company covered by the agreement calculates its current and deferred income taxes based on its separate company taxable income or loss, utilizing separate company net operating losses, tax credits, capital losses and deferred tax assets or liabilities.

CERTAIN TRANSACTIONS WITH THE PARENT AND ITS SUBSIDIARIES

  Services Provided for the Company. Certain employees of the Parent perform managerial, administrative and other related functions for the Company. During 1993, the Company compensated the Parent $43.5 million for these services.

  Services Provided by the Company. The Company performs services for its affiliates and charges those companies for the cost of the work performed. Heller Capital Markets Group, Inc. ("CMG"), a wholly-owned subsidiary of the Company, acts as placement agent for the sale of commercial paper issued by the Parent. CMG receives compensation, based upon the face amount of the commercial paper notes sold. For the year ending December 31, 1993, the Parent paid $.4 million to CMG as compensation pursuant to this arrangement. Management believes the terms of this arrangement are similar to those which might apply in any similar arrangement among unaffiliated parties.

  The Company has agreements with certain subsidiaries of the Parent which provide for the Company to receive an annual negotiated fee for servicing assets which have previously been sold by the Company to the Parent and those affiliates. The Company continues to service these assets and all other direct costs and expenses, including any additional advances made after the date of the agreement, are borne by the subsidiaries of the Parent. In 1993, the amount of fees the Company received for servicing the transferred assets was approximately $4.3 million. These amounts are recorded as a reduction of operating expenses in the consolidated statement of income.

  Financial Transactions and Instruments. In the ordinary course of its business, the Company participates in joint financings with certain affiliates of the Company. From time to time the Company guarantees its clients' obligations under letters of credit issued by financial institutions, some of which are affiliates of the Company. The Company believes that these joint financings and letter of credit arrangements with affiliates are on terms similar to those available from unaffiliated financial institutions.

  The Company is a party to a master swap agreement with its Parent. The Company and its Parent have entered into two swap transactions under that agreement. The first is a $250 million swap transaction, which was initially entered into in 1985, and was last amended in 1992, in part, to extend the term through July 31, 1995 ("1985 agreement"). The second was a $200 million swap transaction, which commenced on January 13, 1994 and expires on December 15, 2000 ("1994 agreement"). The purpose of the 1985 and 1994 agreements (collectively the "agreements") is to manage the Company's exposure to interest rate fluctuations. Under the provisions of these agreements, the Company pays interest to the Parent at a variable rate based on the commercial paper rate published by the Board of Governors of the Federal Reserve System and the Parent pays interest to the Company at a fixed rate of 5.0% and 5.57% under the 1985 and 1994 swap agreements, respectively. The fixed rate was determined based upon prevailing market rates for such transactions at the time of such swap. The 1985 agreement had the effect of reducing the Company's interest expense by $4.6 million in 1993.

  On February 15, 1985, the Company issued to the Parent 1,000 shares of previously subscribed Cumulative Convertible Preferred Stock, Series D (No Par Value) ("Convertible Preferred Stock"), which has a dividend yield established quarterly at the rate of 1/2% under the announced prime commercial lending rate of Morgan Guaranty Trust Company of New York, cumulative from March 30, 1984 and payable quarterly commencing on March 31, 1989. During 1993, the Company declared and paid approximately $1.4 million of dividends on the Convertible Preferred Stock. The Convertible Preferred Stock is convertible into

Common Stock of the Company at the conversion price of one share of Common Stock for each 200 shares of Convertible Preferred Stock. Subject to certain conditions, the Convertible Preferred Stock is redeemable, in whole or in part, at any time at the option of the Company at a redemption price equal to the price paid for such stock plus accumulated dividends. Upon voluntary or involuntary liquidation, the holder of the Convertible Preferred Stock is entitled to be paid an amount equal to the price paid for each share plus accumulated dividends.

  At December 31, 1993, net amounts due from affiliates was $31.3 million. The amounts were comprised principally of interest bearing demand notes representing amounts due to the Company under the interest rate swap agreement with the Parent, advances, administrative fees and costs charged to other subsidiaries of the Parent. The notes bear interest at rates which approximate the average rates on the Company's commercial paper obligations or short-term bank borrowing rates outstanding during the period.

CERTAIN OTHER RELATIONSHIPS

  Services Provided for the Company. Certain employees of Fuji Bank perform managerial, administrative and other related functions for the Company. The Company compensates Fuji Bank for the use of such individuals' services at a rate which reflects current costs to Fuji Bank. In 1993, the Company's cost for such services was approximately $1.8 million.

  Certain subsidiaries of Fuji Bank serve as managers for various offerings of the Company's debt securities. The fees paid by the Company are similar to those the Company would pay an unaffiliated agent in an arms-length transaction. The Fuji Bank and Trust Company acts as registrar and paying agent for various debt issuances by the Company.

  Services Provided by the Company. The Company provides advisory services to Fuji Bank real estate clients at the request of Fuji Bank. During 1993, the Company charged Fuji Bank less than $.1 million for these services.

  Financial Instruments. During March, 1990, the Company entered into a receivables purchase agreement with Dynamic Funding Corporation ("Dynamic"). Under this agreement, which expires March 31, 1995, the Company may sell to Dynamic with limited recourse an undivided interest of up to $500 million in a designated pool of its factored accounts receivable. As of December 31, 1993, the Company had sold a $5.7 million interest to Dynamic for cash. Dynamic has entered into a standby credit agreement and an operating agreement with Fuji Bank and one of its affiliates.

  The Company is a party to a $24.7 million interest rate swap agreement with Fuji Bank, New York branch, which became effective in March 1990 and expires in February 1995. During 1993, $1.5 million had been paid to Fuji Bank under this Agreement. Additionally, the Company entered into cross-currency basis swap agreements with a subsidiary of Fuji Bank which had the effect of converting debt denominated in Japanese Yen to $148.2 million of U.S. currency. During 1993, $4.2 million had been paid to Fuji Bank under these agreements.

  Fuji Bank and one of its subsidiaries provided uncommitted lines of credit to consolidated international subsidiaries totaling $12.9 million at December 31, 1993. Borrowings under these facilities totaled $8.7 million at December 31, 1993. In addition, Fuji Bank provides uncommitted lines of credit to certain international joint ventures.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) Documents Filed as Part of This Report:

    1. Financial Statements:

      Heller Financial, Inc. and Subsidiaries--

      Report of Independent Public Accountants--Arthur Andersen & Co.

      Consolidated Balance Sheets--December 31, 1993 and 1992

      Consolidated Statements of Income for the Years Ended December 31,
       1993, 1992 and 1991

      Consolidated Statements of Changes in Stockholders' Equity for the
       Years Ended December 31, 1993, 1992 and 1991

      Consolidated Statements of Cash Flows for the Years Ended December
       31, 1993, 1992 and 1991

      Notes to Consolidated Financial Statements

    2. Financial Statement Schedules:

      Schedule II--Heller Financial, Inc. Amounts Receivable From Employees Other Than Related Parties.

        All other schedules are omitted because they are not applicable or because the required information appears in the financial statements or the notes thereto.

    3. Exhibits:

      (3)(a)   Amended and Restated Certificate of Incorporation of the
               Company as amended on September 16, 1992 [Incorporated by reference to Exhibits 4(a) and 4(b) to the Company's
               Registration Statement on Form S-3 filed September 4, 1992
               (File No. 33-51692)]
      (3)(b)   By-laws of the Company, as amended on June 2, 1992
               [Incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the Fiscal Year
               Ended December 31, 1992 (File No. 1-6157)]
      (4)(a)   Certificate of Designation, Preferences and Rights of
               Cumulative Perpetual Senior Preferred Stock, Series A, filed September 6, 1992 [Incorporated by reference to
               Exhibit 4(a) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1992 (File No. 1-
               6157)]
      (4)(b)   Heller Financial, Inc. Standard Multiple-Series Indenture
               Provisions dated February 5, 1987 [Incorporated by reference to Exhibit (4)(a) to the Company's Registration
               Statement on Form S-3 dated February 5, 1987 (File No. 33-
               11757)]
      (4)(c) Form of Indenture dated as of February 5, 1987 between the Company and The First National Bank of Chicago, Trustee, with respect to Senior Securities [Incorporated by reference to Exhibit (4)(b) to the Company's Registration
               Statement on Form S-3 dated February 5, 1987 (File No. 33-
               11757)]
      (4)(d) Form of Indenture dated as of February 5, 1987 between the Company and Chemical Bank, Trustee, with respect to Senior
               Securities [Incorporated by reference to Exhibit (4)(c) to the Company's Registration Statement on Form S-3 dated
               February 5, 1987 (File No. 33-11757)]
      (4)(e) First Supplemental Indenture dated as of December 1, 1989 to the Indenture dated as of February 5, 1987 by and between Chemical Bank, as Trustee and the Company
               [Incorporated by reference to Exhibit (4)(c)(i) to the Company's Current Report on Form 8-K dated December 8,
               1989 (File No. 1-6157)]

      (4)(f) Form of Indenture dated as of February 24, 1993 between the Company and The First National Bank of Boston,
               Trustee, with respect to Senior Securities [Incorporated by reference to Exhibit (4)(h) to the Company's
               Registration Statement on Form S-3 dated February 24, 1993
               (File No. 33-58716)]
      (4)(g) Form of Indenture dated as of February 5, 1987 between the Company and Continental Illinois National Bank and Trust
               Company of Chicago (now known as Continental Bank,
               National Association), Trustee, with respect to Junior
               Subordinated Securities [Incorporated by reference to Exhibit (4)(e) to the Company's Registration Statement on
               Form S-3 dated February 5, 1987 (File No. 33-11757)]
      (4)(h) Form of Indenture dated as of September 30, 1991 between the Company and The Bank of New York, Trustee, with respect to Senior Securities. [Incorporated by reference to Exhibit 4(h) to the Company's Registration Statement on
               Form S-3 dated September 30, 1991 (File No. 33-43020)]
      (4)(i) Form of Indenture dated as of September 30, 1991 between the Company and Chemical Bank, Trustee, with respect to the Subordinated Securities. [Incorporated by reference to the Company's Registration Statement on Form S-3 dated
               September 30, 1991 (File No. 33-43020)]
      (4)(j) Form of Indenture dated as of February 24, 1993 between the Company and The First National Bank of Boston, Trustee with respect to the Junior Subordinated Securities
               [Incorporated by reference to Exhibit (4)(e) to the Company's Registration Statement on Form S-3 dated
               February 24, 1993 (File No. 33-58716)]
      (10)(a) Amended and Restated Keep Well Agreement between Fuji Bank and the Company dated as of August 28, 1992 (including, as Appendix A, the Keep Well Agreement dated as of April 23,
               1983 between Fuji Bank and the Company) [Incorporated by reference to Exhibit to the Company's Registration
               Statement on Form S-3 filed September 4, 1992 (File No.
               33-51692)]
      (10)(b)  Nonrecourse Participation Agreement dated September 30,
               1985 between the Company and Interstate [Incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1992
               (File No. 1-6157)]
      (10)(c)  Amendment to Interest Rate Swap Agreement dated July 24,
               1992 between the Company and the Parent [Incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1992
               (File No. 1-6157)]
     *(10)(d) Employment Agreement dated November 27, 1990, as amended and restated as of February 3, 1994 between the Parent and Michael S. Blum
      (10)(e) Service Agreement dated January 1, 1985 between the Parent and Fuji Bank [Incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the Fiscal
               Year Ended December 31, 1992 (File No. 1-6157)]
     *(10)(f)  Revised Long-Term Incentive Plan of Heller International
               Corporation, effective January 1, 1992
      (10)(g) Management Incentive Plan (the Parent) [Incorporated by reference to Exhibit (10)(p) to the Company's Annual
               Report on Form 10-K for the year ended December 31, 1989
               (File No. 1-6157)]
      (10)(h)  Supplemental Retirement Benefit Plan, effective October
               28, 1987 [Incorporated by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-K for the Fiscal
               Year Ended December 31, 1992 (File No. 1-6157)]

      (10)(i)  Management Agreement dated as of January 1, 1991 between
               Heller International Corporation and Heller Financial,
               Inc. [Incorporated by reference to Exhibit (10)(m) to the
               Company's Quarterly Report on Form 10-Q for the period
               ending March 31, 1991 (File No. 1-6157)]
     *(10)(j)  Agreement for the Allocation of Federal, State and Foreign
               Tax Liability and Benefits Among the Members of the Heller
               International Corporation Affiliated Group, effective as
               of January 1, 1993
      (10)(k)  Heller Financial Inc., Capital Markets Group/Merchant
               Banking Division Equity Investment Compensation Plan
               effective August 1, 1988 and letter amendment dated April
               18, 1989 [Incorporated by reference to Exhibit 10(k) to
               the Company's Annual Report on Form 10-K for the Fiscal
               Year Ended December 31, 1992 (File No. 1-6157)]
     *(10)(l)  Summary of Special Incentive Arrangement
     *(10)(m)  January, 1994 Amendment to Interest Rate Swap Agreement,
               dated July 29, 1985 between the Company and the Parent.
     *(12)     Computation of Ratio of Earnings to Combined Fixed Charges
               and Preferred Stock Dividends
     *(21)     Subsidiaries of the Registrant
     *(23)     Consent of independent public accountants
     *(24)     Powers of Attorney

- --------
    *Filed herewith.

    Instruments defining the rights of holders of certain issues of long-term debt of the Company have not been filed as exhibits to this Report because the authorized principal amount of any one of such issues does not exceed 10% of the total assets of the Company. In accordance with paragraph (b)(4)(iii) of Item 601 of Regulation S-K, the Company hereby agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument that defines the rights of holders of the Company's long-term debt.

  (b) Current Reports on Form 8-K:

      During the fourth quarter of 1993, the Company filed a Current Report on Form 8-K dated October 31, 1993.

      On January 28, 1994, the Company filed with the U.S. Securities and Exchange Commission a Current Report on Form 8-K, dated January 27, 1994, to announce the Company's earnings for the year ended December 31, 1993.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 7TH DAY OF FEBRUARY, 1994.

                                          Heller Financial, Inc.

                                                      Michael S. Blum
                                          By ----------------------------------
                                                      Michael S. Blum

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

           Michael S. Blum                                   *
By-----------------------------------     By-----------------------------------
           Michael S. Blum                              Mark Kessel
     (Chairman, Chief Executive                         (Director)
        Officer and Director)


                  *                                          *
By-----------------------------------     By-----------------------------------
           Tomohiro Kamio                               Osamu Kita
              (Director)                                (Director)


         Richard J. Almeida                                  *
By-----------------------------------     By-----------------------------------
         Richard J. Almeida                          Michael J. Litwin
     (Executive Vice President,                         (Director)
     Chief Financial Officer and
              Director)


                                                             *
         Anthony O'B. Beirne              By-----------------------------------
By-----------------------------------               Dennis P. Lockhart
         Anthony O'B. Beirne                            (Director)

 (Senior Vice President, Controller
                 and
      Chief Accounting Officer)



                  *                       By-----------------------------------
By-----------------------------------               Lauralee E. Martin
          Tetsuya Fukabori                              (Director)
             (Director)


                                                             *
                  *                       By-----------------------------------
By-----------------------------------                 Atsushi Takano
           Hidetsune Iseki                              (Director)
             (Director)


                                                             *
                  *                       By-----------------------------------
By-----------------------------------               Mitchell F. Vernick
          Hirokazu Ishikawa                             (Director)
             (Director)


                                                             *
                  *                       By-----------------------------------
By-----------------------------------                Masashi Yamamoto
           Tatsuo Iwasaki                               (Director)
             (Director)


                                                      James B. Currie
                  *                      *By-----------------------------------
By-----------------------------------                 James B. Currie
           Minoru Itosaka                            Attorney-in-Fact
             (Director)

February 7, 1994

                                  SCHEDULE II

                             HELLER FINANCIAL, INC.
          AMOUNTS RECEIVABLE FROM EMPLOYEES OTHER THAN RELATED PARTIES

                                                 DEDUCTIONS
                                              ----------------- BALANCE
                         BALANCE AT                     AMOUNTS AT END                   SCHEDULED
                         BEGINNING             AMOUNTS  WRITTEN   OF       DUE  INTEREST  MONTHLY
     NAME OF DEBTOR      OF PERIOD  ADDITIONS COLLECTED   OFF   PERIOD     DATE   RATE   PAYMENTS
     --------------      ---------- --------- --------- ------- -------    ---- -------- ---------
1993
  Ang Miah Khiang.......  264,104        --    16,928     --    247,176(b) 2008   4.0%    $2,783
  Charles Baldini.......      --     185,400      --      --    185,400(a)  --    --         --
  Chong Mong Ting.......   85,695     89,232   62,804     --    112,123(c) 2001   4.0        553
  Seah Yen Goon.........  102,804        --     7,201     --     95,603(b) 2003   4.0      1,136
1992
  Ang Miah Khiang.......  290,450     11,169   37,515     --    264,104(b) 2008   4.0      2,783
  Seah Yen Goon.........  111,813      4,309   13,318     --    102,804(b) 2003   4.0      1,136
1991
  Ang Miah Khiang.......      --     315,121   24,671     --    290,450(b) 2008   4.0      2,783
  Seah Yen Goon.........      --     126,630   14,817     --    111,813(b) 2003   4.0      1,136

- --------
(a)Bridge loan.
(b) The amounts relate to mortgage receivables which are denominated in Singapore dollars.
(c) The amount relates to a car loan receivable which is denominated in Singapore dollars.

                               INDEX TO EXHIBITS

                                                                     SEQUENTIAL
 EXHIBIT                                                                PAGE
 NUMBER                         DESCRIPTION                            NUMBER
 -------                        -----------                          ----------
 (3)(a)  Amended and Restated Certificate of Incorporation of the
          Company as amended on September 16, 1992 [Incorporated
          by reference to Exhibits 4(a) and 4(b) to the Company's
          Registration Statement on Form S-3 filed September 4,
          1992 (File No 33-51692)]
 (3)(b)  By-laws of the Company, as amended on June 2, 1992
          [Incorporated by reference to Exhibit 3(b) to the
          Company's Annual Report on Form 10-K for the Fiscal Year
          Ended December 31, 1992 (File No 1-6157)]
 (4)(a)  Certificate of Designation, Preferences and Rights of
          Cumulative Perpetual Senior Preferred Stock, Series A,
          filed September 6, 1992 [Incorporated by reference to
          Exhibit 4(a) to the Company's Annual Report on Form 10-K
          for the Fiscal Year Ended December 31, 1992 (File No 1-
          6157)]
 (4)(b)  Heller Financial, Inc. Standard Multiple-Series Indenture
          Provisions dated February 5, 1987 [Incorporated by
          reference to Exhibit (4)(a) to the Company's
          Registration Statement on Form S-3 dated February 5,
          1987 (File No. 33-11757)]
 (4)(c)  Form of Indenture dated as of February 5, 1987 between the Company and The First National Bank of Chicago,
          Trustee, with respect to Senior Securities [Incorporated
          by reference to Exhibit (4)(b) to the Company's
          Registration Statement on Form S-3 dated February 5,
          1987 (File No. 33-11757)]
 (4)(d)  Form of Indenture dated as of February 5, 1987 between the Company and Chemical Bank, Trustee, with respect to
          Senior Securities [Incorporated by reference to Exhibit
          (4)(c) to the Company's Registration Statement on Form
          S-3 dated February 5, 1987 (File No. 33-11757)]
 (4)(e)  First Supplemental Indenture dated as of December 1, 1989 to the Indenture dated as of February 5, 1987 by and
          between Chemical Bank, as Trustee and the Company
          [Incorporated by reference to Exhibit (4)(c)(i) to the
          Company's Current Report on Form 8-K dated December 8,
          1989 (File No. 1-6157)]
 (4)(f)  Form of Indenture dated as of February 24, 1993 between the Company and The First National Bank of Boston,
          Trustee, with respect to Senior Securities [Incorporated
          by reference to Exhibit (4)(h) to the Company's
          Registration Statement on Form S-3 dated February 24,
          1993 (File No. 33-58716)]
 (4)(g)  Form of Indenture dated as of February 5, 1987 between the Company and Continental Illinois National Bank and
          Trust Company of Chicago (now known as Continental Bank,
          National Association), Trustee, with respect to Junior
          Subordinated Securities [Incorporated by reference to
          Exhibit (4)(e) to the Company's Registration Statement
          on Form S-3 dated February 5, 1987 (File No. 33-11757)]
 (4)(h)  Form of Indenture dated as of September 30, 1991 between the Company and The Bank of New York, Trustee, with
          respect to Senior Securities. [Incorporated by reference
          to Exhibit 4(h) to the Company's Registration Statement
          on Form S-3 dated September 30, 1991 (File No. 33-
          43020)]
 (4)(i)  Form of Indenture dated as of September 30, 1991 between the Company and Chemical Bank, Trustee, with respect to
          the Subordinated Securities. [Incorporated by reference
          to the Company's Registration Statement on Form S-3
          dated September 30, 1991 (File No. 33-43020)]

                                                                     SEQUENTIAL
 EXHIBIT                                                                PAGE
  NUMBER                         DESCRIPTION                           NUMBER
 -------                         -----------                         ----------
 (4)(j)   Form of Indenture dated as of February 24, 1993 between
           the Company and The First National Bank of Boston,
           Trustee with respect to the Junior Subordinated
           Securities [Incorporated by reference to Exhibit (4)(e)
           to the Company's Registration Statement on Form S-3
           dated February 24, 1993 (File No. 33-58716)]
  (10)(a) Amended and Restated Keep Well Agreement between Fuji
           Bank and the Company dated as of August 28, 1992
           (including, as Appendix A, the Keep Well Agreement
           dated as of April 23, 1983 between Fuji Bank and the
           Company) [Incorporated by reference to Exhibit to the
           Company's Registration Statement on Form S-3 filed
           September 4, 1992 (File No. 33-51692)]
  (10)(b) Nonrecourse Participation Agreement dated September 30,
           1985 between the Company and Interstate [Incorporated
           by reference to Exhibit 10(b) to the Company's Annual
           Report on Form 10-K for the Fiscal Year Ended December
           31, 1992 (File No 1-6157)]
  (10)(c) Amendment to Interest Rate Swap Agreement dated July 24,
           1992 between the Company and the Parent [Incorporated
           by reference to Exhibit 10(c) to the Company's Annual
           Report on Form 10-K for the Fiscal Year Ended December
           31, 1992 (File No 1-6157)]
 *(10)(d) Employment Agreement dated November 27, 1990, as amended      67-77
           and restated as of February 3, 1994 between the Parent
           and Michael Blum
  (10)(e) Service Agreement dated January 1, 1985 between the
           Parent and Fuji Bank [Incorporated by reference to
           Exhibit 10(e) to the Company's Annual Report on Form
           10-K for the Fiscal Year Ended December 31, 1992 (File
           No 1-6157)]
 *(10)(f) Revised Long-Term Incentive Plan of Heller International      78-80
           Corporation, effective January 1, 1992
  (10)(g) Management Incentive Plan (the Parent) [Incorporated by
           reference to Exhibit (10)(p) to the Company's Annual
           Report on Form 10-K for the year ended December 31,
           1989 (File No. 1-6157)]
  (10)(h) Supplemental Retirement Benefit Plan, effective October
           28, 1987 [Incorporated by reference to Exhibit 10(h) to
           the Company's Annual Report on Form 10-K for the Fiscal
           Year Ended December 31, 1992 (File No 1-6157)]
  (10)(i) Management Agreement dated as of January 1, 1991 between
           Heller International Corporation and Heller Financial,
           Inc. [Incorporated by reference to Exhibit (10)(m) to
           the Company's Quarterly Report on Form 10-Q for the
           period ending March 31, 1991 (File No. 1-6157)]
 *(10)(j) Agreement for the Allocation of Federal, State and            81-85
           Foreign Tax Liability and Benefits Among the Members of
           the Heller International Corporation Affiliated Group,
           effective as of January 1, 1993
  (10)(k) Heller Financial Inc., Capital Markets Group/Merchant
           Banking Division Equity Investment Compensation Plan
           effective August 1, 1988 and letter amendment dated
           April 18, 1989 [Incorporated by reference to Exhibit
           10(k) to the Company's Annual Report on Form 10-K for
           the Fiscal Year Ended December 31, 1992 (File No 1-
           6157)]

                                                                     SEQUENTIAL
 EXHIBIT                                                                PAGE
  NUMBER                         DESCRIPTION                           NUMBER
 -------                         -----------                         ----------
 *(10)(l) Summary of Special Incentive Arrangement                         86
 *(10)(m) January, 1994 Amendment to Interest Rate Swap Agreement,      87-89
           dated July 29, 1985, between the Company and the
           Parent.
 *(12)    Computation of Ratio of Earnings to Combined Fixed               90
           Charges and Preferred Stock Dividends
 *(21)    Subsidiaries of the Registrant                                   91
 *(23)    Consent of independent public accountants                        92
 *(24)    Powers of Attorney                                           93-106

- --------
*Filed herewith.