Form 10-Q
period 1994-03-31
HELLER FINANCIAL INC
filed 1994-05-03
CIK 46738

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549


                                   FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 1994 PURSUANT TO SECTION 13
     OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934


                         Commission file number 1-6157

                             HELLER FINANCIAL, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                             36-1208070
- -------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

500 W. Monroe Street, Chicago, Illinois                            60661
- ---------------------------------------                     -------------------
(Address of principal executive offices)                        (Zip Code)

                                 (312) 441-7000
                                 --------------
              (Registrant's telephone number, including area code)

                                      None
                                      ----
  (Former name, former address and former fiscal year, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X    No
                                                -----     -----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   100 shares of Common Stock, $.25 par value, outstanding at May 2, 1994.

================================================================================

                         PART I. FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                (in thousands, except for information on shares)

                                          ASSETS                    March 31,   December 31,
                                                                      1994          1993
                                                                   -----------  ------------
                                                                   (unaudited)
Cash and cash equivalents........................................  $   73,529     $  170,358
Receivables
Commercial loans
 Term loans......................................................   2,874,576      2,806,595
 Revolving loans.................................................   1,056,132        934,809
Real estate loans................................................   1,959,011      1,886,366
Factored accounts receivable.....................................     846,290        720,658
Equipment loans and leases.......................................     715,348        657,544
Other receivables................................................       7,524          6,536
                                                                   ----------     ----------
 Total receivables...............................................   7,458,881      7,012,508
Less: Allowance for losses.......................................     221,062        211,357
                                                                   ----------     ----------
 Net receivables.................................................   7,237,819      6,801,151
Investments and other assets (Note 2)............................     932,405        941,089
                                                                   ----------     ----------
                                                                   $8,243,753     $7,912,598
                                                                   ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Senior debt
 Commercial paper and short-term borrowings......................  $2,402,978     $1,981,370
 Notes and debentures (Note 3)...................................   3,790,660      3,893,084
Junior subordinated notes (Note 3)...............................          -          74,993
                                                                   ----------     ----------
 Total debt......................................................   6,193,638      5,949,447
Credit balances of factoring clients.............................     504,345        433,291
Other payables and accruals......................................     238,270        242,325
                                                                   ----------     ----------
 Total liabilities...............................................   6,936,253      6,625,063
Minority interest in equity of Heller International Group, Inc...      35,230         35,019
Stockholders' equity
Cumulative Perpetual Senior Preferred Stock, Series A
 ($.01 Par Value; 8.125% of $25 stated value;
 5,000,000 shares authorized and outstanding)....................     125,000        125,000
Cumulative Convertible Preferred Stock, Series D
 (No Par Value; 1/2% under prime; 1,000 shares
 authorized and outstanding).....................................      25,000         25,000
Common Stock ($.25 Par Value; 1,000 shares authorized;
 100 shares outstanding) and additional paid-in capital..........     663,067        663,067
Retained earnings................................................     459,203        439,449
                                                                   ----------     ----------
 Total stockholders' equity......................................   1,272,270      1,252,516
                                                                   ----------     ----------
                                                                   $8,243,753     $7,912,598
                                                                   ==========     ==========

     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (in thousands)

                                             For the Three
                                              Months Ended
                                               March 31,
                                           ------------------
                                             1994      1993
                                           --------  --------
                                              (unaudited)

Interest income..........................  $151,306  $153,476
Interest expense.........................    69,416    67,222
                                           --------  --------

 Net interest income.....................    81,890    86,254

Fees and other income....................    52,810    25,525
Income of unconsolidated joint ventures..     5,190     5,748
                                           --------  --------

 Operating revenues......................   139,890   117,527

Operating expenses.......................    45,483    43,106
Provision for losses.....................    49,897    48,369
                                           --------  --------

 Income before income taxes..............    44,510    26,052

Income tax provision.....................    16,793       587
                                           --------  --------

Net income...............................  $ 27,717  $ 25,465
                                           ========  ========

     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                              For the Three Months
                                                                 Ended March 31,
                                                                 (in thousands)
                                                                1994        1993
                                                             ----------  -----------
                                                                   (unaudited)
OPERATING ACTIVITIES
 Net income................................................  $  27,717    $  25,465
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Provision for losses.....................................     49,897       48,369
  Loans originated for resale..............................    (15,928)      (9,264)
  Net proceeds from sales of loans originated for resale...     17,155        9,632
  (Increase) decrease in deferred tax asset................     10,374       (7,900)
  Undistributed income of unconsolidated joint ventures....     (5,587)      (5,748)
  Decrease in interest payable.............................    (10,902)     (15,986)
  Other....................................................      1,349          295
                                                             ---------    ---------
   Net cash provided by operating activities...............     74,075       44,863

INVESTING ACTIVITIES
 Longer-term loans funded..................................   (689,938)    (206,046)
 Collections of principal..................................    418,976      259,478
 Sales of longer-term loans................................     64,522       40,066
 Net increase in short-term loans and
  advances to factoring clients............................   (231,291)    (123,936)
 Investment in equity interests and other investments......     (8,053)      (4,659)
 Sales of investments and equipment on lease...............     27,998        1,427
 Other.....................................................      8,996         (416)
                                                             ---------    ---------
   Net cash used for investing activities..................   (408,790)     (34,086)

FINANCING ACTIVITIES
 Senior note issues........................................     42,000      328,205
 Retirement of notes and debentures........................   (219,500)    (168,000)
 Increase (decrease) in commercial paper and
  other short-term borrowings..............................    421,608     (116,038)
 Dividends paid on preferred stock.........................     (2,852)      (2,883)
 Other.....................................................     (3,391)     (11,894)
                                                             ---------    ---------
   Net cash provided by financing activities...............    237,865       29,390
 Effect of exchange rates on cash..........................         21       (6,424)
                                                             ---------    ---------
 Increase (decrease) in cash and cash equivalents..........    (96,829)      33,743
 Cash and cash equivalents at the beginning of the period..    170,358       47,568
                                                             ---------    ---------
 Cash and cash equivalents at the end of the period........  $  73,529    $  81,311
                                                             =========    =========

     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)
(1)  Basis of Presentation

     These consolidated condensed financial statements should be read in conjunction with the financial statements and notes included in the annual report on Form 10-K of Heller Financial, Inc. (the "Company") for the year ended December 31, 1993. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in these financial statements and were of a normal, recurring nature.

(2)  Investments and Other Assets

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified its marketable equity securities portfolio as securities available for sale. These securities are primarily received in conjunction with financings and are carried at their fair values using the specific identification method. During the first quarter of 1994, the Company recognized $0.3 million of gross unrealized gains and $4.7 million of gross unrealized losses on these securities, net of $1.8 million of tax benefits, recorded in stockholders' equity.

(3)  Debt

     The Company issued and retired the following notes and debentures during the first three months of 1994:

                                                                    Principal
                                                                     Amount
                                                                    ---------
                                                                  (in thousands)
Issuances:
 Senior Debt - Notes and Debentures
  Variable rate series F medium-term notes due March 31, 1997.....   $ 17,000
  Variable rate series F medium-term notes due March 31, 1999.....     25,000
                                                                     --------
                                                                     $ 42,000
                                                                     ========
Retirements:
 Senior Debt - Notes and Debentures
  9.8% medium-term notes due February 15, 1994....................   $ 16,500
  Variable rate notes due on various dates ranging from
   January 4, 1994 to March 11, 1994..............................    118,000
  6.45% notes due February 15, 1994...............................     10,000
 Junior Subordinated Notes and Debentures
  13% junior notes due September 15, 1994.........................     75,000
                                                                     --------
                                                                     $219,500
                                                                     ========

     During the first three months of 1994, the Company entered into swap agreements to convert $42 million of variable rate debt from the two-year Constant Maturity Treasury Index to the three month London Inter-bank Offered Rate.

     On March 30, 1994 the Company entered into an agreement with Freedom Asset Funding Corporation ("Freedom"), which expires in March of 1999. Under the agreement, the Company may sell to Freedom with limited recourse an undivided interest of up to $500 million in a designated pool of its factoring accounts receivable. While the Fuji Bank & Trust Company will act as the administrative agent and the Fuji Bank, Limited ("Fuji Bank") will act as the agent for a $500 million liquidity facility provided to Freedom, $435 million of this facility has been participated out to a group of unaffiliated commercial banks. The Freedom agreement replaces a $500 million receivables sales arrangement with Dynamic Funding Corporation, under which Fuji Bank provided all but $65 million of the underlying liquidity facility.

     During April, 1994, the Company issued $235 million of senior notes.

(4)  Derivative Financial Instruments

     The Company is a party to interest rate, currency, and basis swap agreements which are used to manage exposure to fluctuations in interest and currency exchange rates arising from normal business operations. The Company generally enters into such agreements in conjunction with the issuance of debt, in order to match the interest rate and currency characteristics of its assets and liabilities. The swap agreements are held to maturity and the income or expense on such agreements is recorded as an adjustment to the Company's interest expense. The Company continually monitors its position with respect to derivative financial instruments as part of its overall asset and liability management program and does not utilize speculative derivative products for the purpose of generating earnings from changes in market conditions.

(5)   Redeemable Preferred Stock

      The Company has authorized the issuance of 100,000 shares of a series of preferred stock designated NW Preferred Stock, Class B (No Par Value) ("NW Preferred Stock"), pursuant to the "Keep Well Agreement" between the Company and Fuji Bank wherein, among other things, Fuji Bank has agreed to purchase NW Preferred Stock in an amount required to maintain the Company's net worth at $500 million. The Company's net worth at March 31, 1994 was $1,272 million. No purchases of NW Preferred Stock have been made by Fuji Bank under this agreement.

(6)   Foreign Currency Translation and Hedging Financial Instruments

      The Company periodically enters into currency exchange contracts to hedge its exposure to foreign currency fluctuations from its earnings and investments in subsidiaries outside of the United States. The effects of the net investment hedges are accumulated in stockholders' equity, net of related taxes, until the investment is sold or substantially liquidated. The effects of net income hedges are included in the determination of net income. During the three months ended March 31, 1994, the Company incurred $2.5 million of losses, net of tax, from translation of foreign currency financial statements and the related hedges of the net investments in subsidiaries outside the United States.

(7)   Statement of Cash Flows

      There were certain noncash investing activities which occurred during the three month period ended March 31, 1994, including the conversion of an $88 million repossessed asset to preferred stock investments after a significant cash equity infusion into the repossessed company by an independent third party. Additionally, $23 million of receivables were classified as repossessed assets and a $10 million senior participation liability was recorded. During the comparable 1993 period, $51 million of accounts receivable were classified as repossessed assets and $5 million of repossessed assets were returned to accounts receivable.

(8)   Related Party Transactions

      The Company entered into a $200 million interest rate swap agreement with Heller International Corporation (the "Parent"), effective January 13, 1994, which expires December 15, 2000. The purpose of the agreement is to manage the Company's exposure to interest rate fluctuations. Under this agreement, the Company pays interest to the Parent at a variable rate based on the commercial paper rate published by the Board of Governors of the Federal Reserve System and the Parent pays interest to the Company at a fixed rate of 5.57%, based upon the prevailing market rates for such transactions.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
                                              Three Months Ended
                                                   March 31,
                                                   ---------
                                                              Percent
                                            1994     1993      Change
                                           ------  ---------  --------
                                              (dollars in millions)
Interest income..........................  $151.3     $153.5      (1)%
Interest expense.........................    69.4       67.2       3
                                           ------     ------
    Net interest income..................    81.9       86.3      (5)
Fees and other income....................    52.8       25.5     107
Income of unconsolidated joint ventures..     5.2        5.7      (9)
                                           ------     ------
    Operating revenues...................   139.9      117.5      19
Operating expenses.......................    45.5       43.1       6
Provision for losses.....................    49.9       48.3       3
                                           ------     ------
    Income before income taxes...........    44.5       26.1      70
Income tax provision.....................    16.8         .6       *
                                           ------     ------
    Net income...........................  $ 27.7     $ 25.5       9
                                           ======     ======

* Percentage not meaningful

     The Company achieved an $18 million or 70% increase in income before income taxes reflecting higher gains on investments, fees and other income from a number of product categories. Net income increased $2 million or 9% as the provision for income taxes approached the statutory rate from a nominal level in the prior year.

      Net interest income was 5% lower as modest funding spread compression and a 3% lower average earning funds level more than offset reduced costs of carrying nonearning assets. While earning funds grew during the quarter, the level of average earning funds was lower than the prior year first quarter due to the decrease in funds during the last nine months of 1993. This effect was partially offset by the rise in market interest rates. The rates on 82% of average earning funds employed were based on floating indices such as the average three month London Interbank Offered Rate, which increased to 3.5% from 3.3%. Similarly, the effect of the increase in the average borrowing rate to 4.6% from 4.3% was partially offset by the reduction in average borrowings outstanding, resulting in a net increase in interest expense.

      Fees and other income in the first quarter were higher due to a $17 million increase in gains from the sale of equity investments and a $9 million increase in income from real estate and asset based financing activities.

      Higher operating expenses principally reflect costs related to business initiatives in the asset based product category as costs in other core businesses continue to be controlled.

      The provision for losses was relatively stable for the three month period, as the Company maintained the allowance for losses at 3% of receivables even as the level of problem loans receded and the performance of new financings over the past three years remained strong. The allowance at March 31, 1994 represented 101% of nonearning receivables.

      The Company's effective tax rate increased to 38% for the quarter compared to 2% for the prior year period, in which deferred tax benefits were recognized.

PORTFOLIO COMPOSITION

     During the first three months of 1994, lending assets and investments increased $456 million or 6% as the Company continued to make progress in diversifying its assets and sources of income. Asset based financing increased $311 million to 22% of total lending assets and investments, due to growth in each asset based product category as well as the seasonal increase in factored receivables. Corporate financings which remained relatively flat during the first quarter, decreased to 44% of the portfolio and less than half of total revenues.

                                                      Lending Assets and Investments as of
                                                         March 31,          December 31,
                                                     ------------------  ------------------
                                                       1994    Percent     1993    Percent
                                                     --------  --------  --------  --------
BY PRODUCT CATEGORY:                                         (dollars in millions)
Corporate financing................................  $3,602.3       44%  $3,571.9       46%
Real estate financing..............................   2,036.9       25    1,956.5       25
Asset based financing..............................   1,823.2       22    1,512.5       20
Specialized financing and investments..............     438.9        5      416.6        5
International factoring and asset based financing..     297.3        4      285.1        4
                                                     --------      ---   --------      ---
    Total lending assets and investments...........  $8,198.6      100%  $7,742.6      100%
                                                     ========      ===   ========      ===
BY ASSET TYPE:
Receivables........................................  $7,458.9       91%  $7,012.5       90%
Repossessed assets.................................     152.0        2      215.8        3
                                                     --------      ---   --------      ---
    Total lending assets...........................  $7,610.9       93%  $7,228.3       93%
International joint ventures.......................     152.5        2      143.8        2
Other investments..................................     435.2        5      370.5        5
                                                     --------      ---   --------      ---
     Total investments.............................  $  587.7        7%  $  514.3        7%
                                                     --------      ---   --------      ---
     Total lending assets and investments..........  $8,198.6      100%  $7,742.6      100%
                                                     ========      ===   ========      ===

                                                                 Total Revenues
                                                     for the three months ended March 31,
                                                     -------------------------------------
                                                         1994   Percent       1993  Percent
                                                     --------   -------   --------  -------
                                                             (dollars in thousands)
Corporate financing................................  $101,281       48%  $102,579       56%
Real estate financing..............................    46,267       22     34,405       19
Asset based financing..............................    46,022       22     31,546       17
Specialized financing and investments..............     7,190        4      7,331        4
International factoring and asset based financing..     8,546        4      8,888        4
                                                     --------      ---   --------      ---
     Total revenues................................  $209,306      100%  $184,749      100%
                                                     ========      ===   ========      ===

     The Company funded $418 million of corporate financings compared to $138 million in the prior year quarter. Total corporate financing funds employed remained relatively stable as $428 million of lending assets were paid down or syndicated during the quarter. The average transaction size of new financings was $1.6 million (8%) lower than the average corporate financing as of December 31, 1993, consistent with the Company's strategy to finance smaller individual transactions. At March 31, 1994, the Company was contractually committed to finance an additional $619 million to new and existing borrowers. Corporate financings are commonly considered by regulatory agencies to be highly leveraged transactions.

NONEARNING AND TROUBLED ACCOUNT ACTIVITY

                                                               March 31,           December 31,   Percent
                                                                 1994                  1993        Change
                                                               ---------           -------------  --------
                                                                     (dollars in millions)
Lending Assets and Investments:
    Receivables.........................................       $7,458.9              $7,012.5
    Repossessed assets..................................          152.0                 215.8
                                                               --------              --------
      Total lending assets..............................        7,610.9               7,228.3          5%
                                                                                                  =======
    Investments.........................................          587.7                 514.3
                                                               --------              --------
      Total lending assets and investments..............       $8,198.6              $7,742.6          6%
                                                               ========              ========     =======
Nonearning Assets:
    Nonearning receivables..............................       $  219.4              $  214.1
    Repossessed assets..................................          152.0                 215.8
                                                               --------              --------
      Total nonearning assets...........................       $  371.4              $  429.9        (14)%
                                                               ========              ========     =======
    Ratio of nonearning receivables to
       receivables......................................            2.9%                  3.1%
                                                               ========              ========
    Ratio of nonearning assets to total
      lending assets....................................            4.9%                  5.9%
                                                               ========              ========
Allowances for Losses:
     Allowance for losses on receivables................       $  221.1              $  211.4          5%
                                                                                                  =======
     Valuation allowance for repossessed assets.........           15.6                  15.2
                                                               --------              --------
       Total allowance for losses.......................       $  236.7              $  226.6
                                                               ========              ========
     Ratio of allowance for losses on
       receivables to receivables.......................            3.0%                  3.0%
                                                               ========              ========
     Ratio of allowance for losses on
       receivables to nonearning receivables............            101%                   99%
                                                               ========              ========
Delinquencies:
     Earning loans delinquent 60 days or more...........       $  157.9              $  145.1
     Ratio of earning loans delinquent 60 days
       or more to receivables...........................            2.1%                  2.1%
                                                               ========              ========

                                                              For the three months ended
                                                                      March 31,
                                                                 1994           1993
                                                               --------       --------
                                                                (dollars in millions)
Writedowns:
     Net writedowns on receivables......................       $   35.7       $   33.6
     Net writedowns/(recoveries) on repossessed assets..            4.0            (.1)
                                                               --------       --------
       Total net writedowns.............................       $   39.7       $   33.5
                                                               ========       ========

     Portfolio quality continued to improve during the first quarter as nonearning assets were reduced by $59 million and delinquent earning accounts remained stable at 2.1% of receivables. Loans defined as troubled debt restructures remained at $53 million. The reduction in nonearning assets, principally reflected the resolution of one large corporate financing account. Corporate financings underwritten prior to 1990 and general purpose office buildings continued to account for the majority of net writedowns during the first quarter of 1994, while the increase in net writedowns was primarily due to factoring client writeoffs.

     Corporate financing nonearning assets were reduced by $61 million reflecting the resolution of one large account which was previously classified as a repossessed asset. The resolution included a significant equity infusion by an independent third party and the conversion of the Company's remaining position to preferred equity investments. While portfolio quality has improved, net writedowns of corporate financings were relatively stable at $18 million compared to $17 million for the prior year three month period, as the Company addressed one large problem account which was underwritten prior to 1990.

LIQUIDITY AND CAPITAL RESOURCES

     During the first three months of 1994, the Company increased its commercial paper by $420 million and issued $42 million of senior notes. These funds and the cash from operations, which increased 65% from the prior year, were used to retire $220 million of notes and debentures and to finance growth as new business funding more than doubled for the quarter. The ratio of commercial paper and short-term borrowings to total debt increased from 33% at December 31, 1994 to 39% at March 31, 1994. In April, this ratio was reduced as the Company issued $235 million in senior notes. Leverage increased to 4.9X from 4.7X at December 31, 1993, primarily due to the increased debt used to finance portfolio growth. The levels of commercial paper and short term borrowings and leverage are within the ranges targeted by the Company to maintain its financial strength.

     On March 30, 1994 the Company increased its liquidity support from unaffiliated financial institutions by entering into an agreement with Freedom Asset Funding Corporation ("Freedom") to sell an undivided interest in a designated pool of factored accounts receivable of up to $500 million. Under the Freedom agreement, the amount of liquidity provided by unaffiliated financial institutions increased to $435 million from $65 million under the Dynamic Funding Agreement, which it replaced.

     At March 31, 1994, the Company had unused bank credit facilities of $2.1 billion, liquidity support of $500 million from Fuji Bank under the "Keep Well Agreement" and $494 million available under the Freedom factored accounts receivable sale program, which provide the Company with an aggregate amount of $3.1 billion of committed credit and sale facilities. Total committed credit and sale facilities represent 134% of outstanding commercial paper, while total committed credit and sale facilities from unaffiliated financial institutions represent 110% of outstanding commercial paper.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               (12) Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

          (b)  Reports on Form 8-K

               On January 28, 1994, the Company filed with the U.S. Securities and Exchange Commission a Current Report on Form 8-K, dated January 27, 1994, to announce the Company's earnings for the year ended December 31, 1993.

               On May 2, 1994, the Company filed with the U.S. Securities and Exchange Commission a Current Report on Form 8-K, dated May 2, 1994, to provide a Specimen Note for the $200 million of Floating Rate Notes due April 27, 1999.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.



                             HELLER FINANCIAL, INC.



                    By:        Richard J. Almeida
                       -----------------------------------------------

                               Richard J. Almeida
                          Executive Vice President and
                            Chief Financial Officer




                    By:        Anthony O'B. Beirne
                       -----------------------------------------------

                              Anthony O'B. Beirne
                     Senior Vice President, Controller and
                            Chief Accounting Officer



Date:  May 2, 1994