Form 10-Q
period 1994-06-30
HELLER FINANCIAL INC
filed 1994-08-02
CIK 46738

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549


                                   FORM 10-Q

(Mark One)
    X      QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 1994 PURSUANT TO
 -------   SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 -------   EXCHANGE ACT OF 1934


                         Commission file number 1-6157

                             HELLER FINANCIAL, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                      36-1208070
- - -------------------------------                      ------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

500 W. Monroe Street, Chicago, Illinois                     60661
- - ---------------------------------------              ------------------
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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X     No
                                                ------     ------

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   100 shares of Common Stock, $.25 par value, outstanding at August 1, 1994.

================================================================================

                         PART I. FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                (in thousands, except for information on shares)

                  ASSETS                      June 30,    December 31,
                                                1994          1993
                                             -----------  ------------
                                             (unaudited)
Cash and cash equivalents..................  $   35,534     $  170,358
Receivables
 Commercial loans
  Term loans...............................   2,840,646      2,806,595
  Revolving loans..........................   1,082,699        934,809
Real estate loans..........................   2,061,730      1,886,366
Factored accounts receivable...............     803,401        720,658
Equipment loans and leases.................     784,032        664,080
                                             ----------     ----------
  Total receivables........................   7,572,508      7,012,508
Less: Allowance for losses on receivables..     223,476        211,357
                                             ----------     ----------
  Net receivables..........................   7,349,032      6,801,151
Investments and other assets...............     965,804        941,089
                                             ----------     ----------
                                             $8,350,370     $7,912,598
                                             ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Senior debt
  Commercial paper and short-term
    borrowings............................   $2,244,262     $1,981,370
  Notes and debentures (Note 2)...........    4,052,822      3,893,084
Junior subordinated notes (Note 2)........         -            74,993
                                             ----------     ----------
  Total debt..............................    6,297,084      5,949,447
Credit balances of factoring clients......      452,660        433,291
Other payables and accruals...............      263,584        242,325
                                             ----------     ----------
  Total liabilities.......................    7,013,328      6,625,063
Minority interest in equity of Heller
  International Group, Inc................       35,984         35,019
Stockholders' equity
  Cumulative Perpetual Senior Preferred
    Stock, Series A ($.01 Par Value;
    8.125%; $25 stated value; 5,000,000
    shares authorized and outstanding)....      125,000        125,000
  Cumulative Convertible Preferred Stock,
    Series D (No Par Value; 1/2% under
    prime; 1,000 shares authorized
    and outstanding)......................       25,000         25,000
  Common Stock ($.25 Par Value; 1,000
    shares authorized; 100 shares
    outstanding) and additional paid-in
    capital...............................      663,067        663,067
  Retained earnings.......................      487,991        439,449
                                             ----------     ----------
  Total stockholders' equity..............    1,301,058      1,252,516
                                             ----------     ----------
                                             $8,350,370     $7,912,598
                                             ==========     ==========

     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (in thousands)

                                               For the Three              For the Six
                                          Months Ended June 30,     Months Ended June 30,
                                          ---------------------     ---------------------
                                            1994         1993         1994         1993
                                          --------     --------     --------     --------
                                               (unaudited)               (unaudited)
Interest income.........................  $169,623     $156,758     $320,929     $310,234
Interest expense........................    79,510       66,977      148,926      134,199
                                          --------     --------     --------     --------
  Net interest income...................    90,113       89,781      172,003      176,035

Fees and other income...................    29,733       42,201       82,543       67,726
Income of international joint ventures..     5,353        4,969       10,543       10,717
                                          --------     --------     --------     --------

  Operating revenues....................   125,199      136,951      265,089      254,478

Operating expenses......................    46,962       42,397       92,445       85,503
Provision for losses....................    39,978       56,922       89,875      105,291
                                          --------     --------     --------     --------

  Income before income taxes............    38,259       37,632       82,769       63,684

Income tax provision....................     3,325          782       20,118        1,369
                                          --------     --------     --------     --------

Net income..............................  $ 34,934     $ 36,850     $ 62,651     $ 62,315
                                          ========     ========     ========     ========

       CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN RETAINED EARNINGS

                                                                             For the Six
                                                                        Months Ended June 30,
                                                                        ---------------------
                                                                          1994         1993
                                                                        --------     --------
Retained earnings at December 31, 1993 and 1992.......................  $439,449     $331,124
  Net income..........................................................    62,651       62,315
  Preferred stock dividends...........................................    (5,750)      (5,766)
  Unrealized net losses on securities available for sale, net of tax..    (4,155)           -
  Deferred translation adjustment, net of tax.........................    (4,204)      (2,756)
                                                                        --------     --------
Retained earnings at June 30, 1994 and 1993...........................  $487,991     $384,917
                                                                        ========     ========

The Retained Earnings balance includes deferred foreign currency translation adjustments of $(16,792) and $(10,093) at June 30, 1994 and 1993, respectively, and unrealized net gains on securities available for sale of $3,839 at June 30, 1994.

     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                              For the Six Months Ended June 30,
                                                              ---------------------------------
                                                                  1994                 1993
                                                              ------------         ------------
                                                                         (Unaudited)
OPERATING ACTIVITIES
 Net income................................................   $     62,651            $  62,315
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Provision for losses.....................................         89,875              105,291
  Loans originated for resale..............................        (41,434)             (17,002)
  Net proceeds from sales of loans originated for resale...         22,341               14,455
  Decrease (increase) in deferred tax asset................         16,078              (22,314)
  Undistributed income of unconsolidated joint ventures....         (7,132)              (7,953)
  Increase (decrease) in interest payable..................            875               (9,266)
  Income taxes paid........................................         (4,807)             (22,650)
  Increase in accounts payable and accrued liabilities.....          4,418                8,467
  Other....................................................          9,249                9,966
                                                               -----------            ---------
   Net cash provided by operating activities...............        152,114              121,309

INVESTING ACTIVITIES
 Longer-term loans funded..................................     (1,403,890)            (871,856)
 Collections of principal..................................        949,365              856,055
 Sales of longer-term loans................................        164,433               89,120
 Net increase in short-term loans and
  advances to factoring clients............................       (313,322)            (183,211)
 Investment in equity interests, equipment on lease
  and other investments....................................        (72,278)             (22,401)
 Sales of investments and equipment on lease...............         36,189                5,471
 Other.....................................................         14,831               13,105
                                                               -----------            ---------
   Net cash used for investing activities..................       (624,672)            (113,717)

FINANCING ACTIVITIES
 Senior note issues........................................        572,914              670,205
 Retirement of notes and debentures........................       (487,500)            (400,659)
 Increase (decrease) in commercial paper and
  other short-term borrowings..............................        262,892             (240,441)
 Net (increase) decrease in advances to affiliates.........         (5,251)              14,174
 Dividends paid on preferred stock.........................         (5,750)              (5,766)
 Other.....................................................            163               (8,842)
                                                               -----------            ---------
   Net cash provided by financing activities...............        337,468               28,671
 Effect of exchange rates on cash..........................            266                  (20)
                                                               -----------            ---------
 (Decrease) increase in cash and cash equivalents..........       (134,824)              36,243
 Cash and cash equivalents at the beginning of the period..        170,358               47,568
                                                               -----------            ---------
 Cash and cash equivalents at the end of the period........    $    35,534            $  83,811
                                                               ===========            =========

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

(2)    Debt

       The Company issued and retired the following notes and debentures during the first six months of 1994:

                                                                           Principal
                                                                            Amount
                                                                           ---------
                                                                         (in thousands)
       Issuances:
        Senior Debt - Notes and Debentures
         Variable rate medium-term notes due on various dates
          ranging from June 10, 1996 to April 25, 1999....................   $227,000
         Variable rate notes due on April 27, 1999........................    200,000
         3.80% Eurobonds denominated in Japanese yen due August 26, 1997..    145,914
                                                                             --------
                                                                             $572,914
                                                                             ========
       Retirements:
        Senior Debt - Notes and Debentures
         9.1% to 9.8% medium-term notes due on various dates ranging
          from February 15, 1994 to April 20, 1994........................   $ 18,500
         Variable rate medium-term notes due on various dates ranging from
          January 4, 1994 to November 15, 1995............................    284,000
         6.45% notes due February 15, 1994................................     10,000
         8.375% notes due June 15, 1994...................................    100,000
        Junior Subordinated Notes and Debentures
         13% junior notes due September 15, 1994..........................     75,000
                                                                             -------
                                                                             $487,500
                                                                             ========

      During the first six months of 1994, the Company entered into cross currency interest rate swap agreements which had the effect of converting the 3.80% Eurobonds denominated in yen to $146 million with interest based on the six and three month London Inter-bank Offered Rates (LIBOR). Agreements were also used to swap $75 million of three month LIBOR variable rate debt to fixed rate debt at an average rate approximating 6.84% with maturities ranging from three to five years and to swap $67 million of medium-term notes with a variable rate based on the Constant Maturity Treasury index to an index based on three month LIBOR. The Company also entered into an agreement to swap $50 million of medium-term notes to three month LIBOR plus .17% from three month LIBOR plus a rate dependent on whether LIBOR remains within a specified range.

(3)  Derivative Financial Instruments

     The Company is a party to interest rate, currency and basis swap agreements which are used to manage exposure to fluctuations in interest rates and currency exchange rates arising from normal business operations. The Company generally enters into such agreements in conjunction with the issuance of debt, in order to match the interest rate and currency characteristics of its assets and liabilities. The swap agreements are generally held to maturity and the income or expense on such agreements is recorded as an adjustment to the Company's interest expense. The Company also periodically enters into currency exchange contracts to hedge its exposure to foreign currency fluctuations from subsidiaries and joint ventures outside of the United States. The Company continually monitors its position with respect to derivative financial instruments as part of its overall asset and liability management program and does not utilize speculative derivative products for the purpose of generating earnings from changes in market conditions.

     The counterparties to the Company's swap and forward agreements include commercial banks and investment banking firms. Through these agreements, the Company is exposed to a risk of counterparty default. This risk is reduced by the Company's policy to limit the total of swap and forward agreements by counterparty and to enter into derivative contracts only with counterparties having a favorable credit rating. Such credit ratings are periodically reviewed for each counterparty with which the Company conducts business.

(4)  Statement of Cash Flows

     There were certain noncash investing activities which occurred during the six month period ended June 30, 1994. As the result of significant cash equity infusions by independent third parties, $117 million of positions in two repossessed companies were converted to equity investments. In addition, $32 million of receivables were classified as repossessed assets and $15 million of repossessed assets were resolved and returned to receivables. The comparable amounts for the six month period ended June 30, 1993 were $64 million and $16 million, respectively.

(5)  Related Party Transactions

     The Company entered into a $200 million interest rate swap agreement with Heller International Corporation (the "Parent"), effective January 13, 1994, which expires December 15, 2000. The purpose of the agreement is to manage the Company's exposure to interest rate fluctuations. Under this agreement, the Company pays interest to the Parent at a variable rate based on the commercial paper rate published by the Board of Governors of the Federal Reserve System and the Parent pays interest to the Company at a fixed rate of 5.57%, based on the prevailing market rates for such transactions.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                           For the Three Months Ended      For the Six Months Ended
                                                    June 30,                       June 30,
                                           ---------------------------    ---------------------------
                                                               Percent                        Percent
                                            1994      1993     Change      1994      1993     Change
                                           ------    ------    -------    ------    ------    -------
                                                               (dollars in millions)
Interest income.........................   $169.6    $156.8         8%    $320.9    $310.2         3%
Interest expense........................     79.5      67.0        19      148.9     134.2        11
                                           ------    ------               ------    ------
    Net interest income.................     90.1      89.8        -       172.0      176.0       (2)
Fees and other income...................     29.8      42.2       (29)      82.6       67.8       22
Income of international joint ventures..      5.3       5.0         6       10.5       10.7       (2)
                                           ------    ------               ------     ------
    Operating revenues..................    125.2     137.0        (9)     265.1      254.5        4
Operating expenses......................     46.9      42.4        11       92.4       85.5        8
Provision for losses....................     40.0      56.9       (30)      89.9      105.3      (15)
                                           ------    ------               ------     ------
    Income before income taxes..........     38.3      37.7         2       82.8       63.7       30
Income tax provision....................      3.3        .8         *       20.1        1.4        *
                                           ------    ------               ------     ------
 Net income.............................   $ 35.0    $ 36.9        (5)%   $ 62.7     $ 62.3        1%
                                           ======    ======               ======     ======
* Percentage not meaningful

    The Company achieved a $19 million or 30% increase in income before income taxes for the six month period, while the second quarter pretax results were 2% higher. The increased profitability resulted from a reduction in the provision for losses due to improving portfolio quality and, for the six month period, higher fees and other income from a number of product categories. Other income for the current quarter was lower than the second quarter of 1993, when gains from equity interests and investments were particularly strong. Net income equaled the prior year for the six month period but was down 5% for the quarter, after absorbing increases in the provision for income taxes of $19 million and $3 million, respectively.

     Net interest income was 2% lower for the six month period and relatively stable for the quarter, as modest funding spread compression and a lower average earning funds level more than offset a reduction in the cost of carrying nonearning assets. While earning funds grew 8% during the first six months of 1994, the level of average earning funds was slightly lower than the prior year period, reflecting a steady reduction in corporate finance funds employed over the course of 1993. The effect of lower funds on interest income was offset by the rise in market interest rates as 82% of average earning funds employed were based on floating indices such as the three month London Inter-bank Offered Rate which increased to 4.4% from 3.3% on average. The higher interest expense reflects the increase in the average borrowing rate to 4.9% from 4.3%.

     Fees and other income increased 22% during the six month period, primarily as a result of a $13 million increase in fees and other income from newer business initiatives, while the second quarter results declined from the high level of 1993 equity interest and investment gains.

     Higher operating expenses principally reflect costs related to business initiatives in the asset based product category as costs in other core businesses continue to be controlled.

     The provision for losses decreased 30% during the second quarter contributing to a net decrease of 15% for the six month period as the level of problem loans receded and the performance of new financings over the past three years remained strong. The allowance for losses was 3% of receivables and 95% of nonearning receivables at June 30, 1994.

  The Company's effective tax rate increased to 24% for the six month period from 2% for the prior year six month period, in which higher deferred tax benefits were recognized. The Company's provision for income taxes is lower than the statutory rate due to the favorable resolution of a tax issue and the recognition of additional deferred tax benefits during the second quarter.

PORTFOLIO COMPOSITION

  Lending assets and investments increased $603 million or 8% during the first six months of 1994 as the Company continued to make progress in diversifying and growing its assets and sources of income. Asset based funds increased $413 million to 23% of total lending assets and investments due to growth in each asset based product category. Corporate finance decreased to 41% of the portfolio while real estate finance was relatively stable at 26% of the portfolio. These changes demonstrate the Company's continuing effort to develop a more balanced portfolio while maintaining its franchises in business value lending and real estate finance.

                                                      Lending Assets and Investments as of     Percent Change
                                                         June 30,            December 31,        By Category
                                                   --------------------  --------------------  ---------------
                                                     1994     Percent       1993     Percent
                                                   --------  ----------  ----------  --------
BY PRODUCT CATEGORY:                                         (dollars in millions)
Corporate finance................................  $3,472.3      41%       $3,571.9     46%          (3)%
Real estate finance..............................   2,147.1      26         1,956.5     25           10
Asset based finance..............................   1,925.9      23         1,512.5     20           27
Specialized finance and investments..............     477.8       6           416.6      5           15
International factoring and asset based finance..     322.3       4           285.1      4           13
                                                   --------     ---        --------    ---
  Total lending assets and investments...........  $8,345.4     100%       $7,742.6    100%           8%
                                                   ========     ===        ========    ===
BY ASSET TYPE:
Receivables......................................  $7,572.5      91%       $7,012.5     90%
Repossessed assets...............................     103.6       1           215.8      3
                                                   --------     ---        --------    ---
  Total lending assets...........................   7,676.1      92         7,228.3     93
International joint ventures.....................     162.7       2           143.8      2
Other investments................................     506.6       6           370.5      5
                                                   --------     ---        --------    ---
  Total investments..............................     669.3       8           514.3      7
                                                   --------     ---        --------    ---
  Total lending assets and investments...........  $8,345.4     100%       $7,742.6    100%
                                                   ========     ===        ========    ===

                                                                 Total Revenues
                                                       for the Six Months Ended June 30,
                                                   -----------------------------------------
                                                     1994     Percent        1993    Percent
                                                   --------  ---------     --------  -------
                                                             (dollars in thousands)
Corporate finance................................  $184,077      44%       $210,007     54%
Real estate finance..............................    97,001      23          69,512     18
Asset based finance..............................    98,137      24          66,913     17
Specialized finance and investments..............    15,663       4          24,302      6
International factoring and asset based finance..    19,137       5          17,943      5
                                                   --------     ---        --------    ---
  Total revenues.................................  $414,015     100%       $388,677    100%
                                                   ========     ===        ========    ===

  The Company increased the diversification of its revenues as newer asset based and real estate initiatives boosted the revenues of these businesses to 47% of total revenues while corporate finance provided 44% of the total revenues compared to 54% for the prior year period.

  Total corporate finance funds decreased $100 million as the higher volume of new financing was more than offset by $681 million of repayments and syndications during the six month period. The Company funded $625 million of corporate finance transactions, 23% more than the first half of the prior year.

  The average retained size of new transactions decreased $5 million, and was 25% lower than the average transaction size at December 31, 1993, consistent with the Company's strategy to finance smaller individual transactions. At June 30, 1994, the Company was contractually committed to provide an additional $988 million to new and existing corporate finance borrowers, generally contingent upon the maintenance of specific credit standards by the borrowers.

NONEARNING AND TROUBLED ACCOUNT ACTIVITY

                                               June 30,  December 31,  Percent
                                                 1994        1993       Change
                                               --------    --------    --------
Lending Assets and Investments:               (dollars in millions)
 Receivables.................................  $7,572.5    $7,012.5
 Repossessed assets..........................     103.6       215.8
                                               --------    --------
   Total lending assets......................   7,676.1     7,228.3          6%
                                                                            ===
 Investments.................................     669.3       514.3
                                               --------    --------
   Total lending assets and investments......  $8,345.4    $7,742.6          8%
                                               ========    ========         ===
Nonearning Assets:
 Nonearning receivables......................  $  235.7    $  214.1
 Repossessed assets..........................     103.6       215.8
                                               --------    --------
   Total nonearning assets...................  $  339.3    $  429.9        (21%)
                                               ========    ========        ====
 Ratio of nonearning receivables to
   receivables...............................      3.1%        3.1%
                                               ========    ========
 Ratio of total nonearning assets to total
   lending assets............................      4.4%        5.9%
                                               ========    ========
Allowances for Losses:
 Allowance for losses on receivables.........  $  223.5    $  211.4          6%
                                                                            ===
 Valuation allowance for repossessed assets..      13.6        15.2
                                               --------    --------
   Total allowances for losses...............  $  237.1    $  226.6
                                               ========    ========
 Ratio of allowance for losses on
   receivables to receivables................      3.0%        3.0%
                                               ========    ========
 Ratio of allowance for losses on
   receivables to nonearning receivables.....       95%         99%
                                               ========    ========
Delinquencies:
 Earning loans delinquent 60 days or more....  $  151.3    $  145.1
 Ratio of earning loans delinquent 60 days
   or more to receivables....................      2.0%        2.1%
                                               ========    ========
                                               For the Six Months Ended
                                                       June 30,
                                                 1994           1993
                                               --------       --------
Writedowns:                                     (dollars in millions)
 Net writedowns on receivables...............    $57.6          $84.3
 Net writedowns on repossessed assets........     17.9            5.0
                                                 -----          -----
     Total net writedowns....................    $75.5          $89.3
                                                 =====          =====

  Portfolio quality continued to improve during the first six months of 1994 through the reduction of the pre-1990 corporate finance and the office building portfolios, the strong performance of the corporate finance and real estate loans originated since 1990 and the lower level of risk in the new businesses.

  Total nonearning assets and corporate finance nonearning assets decreased by $91 million and $90 million, respectively, principally reflecting the resolution of two large accounts which were previously classified as repossessed assets. The resolutions included significant cash equity infusions by independent third parties and the conversion of the Company's remaining positions to equity investments. Total Company and corporate finance net writedowns were $14 million and $16 million lower, respectively, for the six month period, even as the Company addressed two large problem accounts which were underwritten prior to 1990. Management believes that writedowns during the second half of 1994 will continue to be lower than the prior year. The level of delinquent earning accounts decreased to 2.0% of receivables and loans defined as troubled debt restructures decreased $1 million to $52 million.

LIQUIDITY AND CAPITAL RESOURCES

   During the first six months of 1994, lending assets and investments increased $603 million and notes and debentures amounting to $488 million were retired.
To meet these funding requirements, the Company supplemented its improved cash flow from operations by issuing $573 million of senior notes, increasing its commercial paper and short-term borrowings by $263 million and reducing cash balances by $135 million.

   The levels of commercial paper, short-term borrowings and leverage remain conservative relative to other similarly rated finance companies and are within the ranges targeted by the Company to maintain a strong financial position. The ratio of commercial paper and short-term borrowings to total debt was 36% at June 30, 1994 compared to 33% at December 31, 1993 while leverage was 4.9X compared to 4.7X primarily due to the debt used to finance portfolio growth.

   The Company increased its bank credit facilities to $2.3 billion from $2.1 billion effective May 31, 1994. In addition, on March 30, 1994 the Company further increased its liquidity support from unaffiliated financial institutions by entering into an agreement with Freedom Asset Funding Corporation ("Freedom") to sell, from time to time, an undivided interest in a designated pool of factored accounts receivable of up to $500 million. Under the Freedom agreement, the amount of liquidity provided by unaffiliated financial institutions increased to $435 million from $65 million under the Dynamic Funding Agreement, which it replaced.

   At June 30, 1994, the Company had $3.3 billion of committed credit and sale facilities, including unused bank credit facilities of $2.3 billion, liquidity support of $500 million from Fuji Bank under the "Keep Well Agreement" and $494 million available under the Freedom factored accounts receivable sale program. Total committed credit and sale facilities amounted to 147% of outstanding commercial paper and short-term borrowings, while total committed credit and sale facilities from unaffiliated financial institutions amounted to 122% of outstanding commercial paper and short-term borrowings.

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Company's annual meeting of the stockholders held on May 26, 1994, the following persons were elected as directors:

      Michael S. Blum, Richard J. Almeida, Tetsuya Fukabori, Hirokazu Ishikawa, Minoru Itosaka, Tatsuo Iwasaki, Tomohiro Kamio, Mark Kessel, Michael J. Litwin, Dennis P. Lockhart, Lauralee E. Martin, Kenji Miyamoto, Atsushi Takano, Mitchell F. Vernick, Kenji Watanabe, Masashi Yamamoto.

    No other matters were acted upon.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         (12) Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

    (b)  Reports on Form 8-K

         Current Reports on Form 8-K dated January 28, 1994 and May 2, 1994.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.



                             HELLER FINANCIAL, INC.



                      By:         Richard J. Almeida
                         -------------------------------------
                                  Richard J. Almeida
                              Executive Vice President and
                                 Chief Financial Officer




                      By:         Anthony O'B. Beirne
                         -------------------------------------
                                  Anthony O'B. Beirne
                       Senior Vice President, Controller and
                             Chief Accounting Officer



Date:  August 1, 1994