Form 10-Q
period 1994-09-30
HELLER FINANCIAL INC
filed 1994-11-07
CIK 46738

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 1994 PURSUANT TO
- - ---  SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
- - ---  EXCHANGE ACT OF 1934


                         Commission file number 1-6157

                             HELLER FINANCIAL, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                             36-1208070
- - ---------------------------------------            -----------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

500 W. Monroe Street, Chicago, Illinois                  60661
- - ---------------------------------------                ----------
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

   100 shares of Common Stock, $.25 par value, outstanding at November 4, 1994.

================================================================================

                         PART I. FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                (in thousands, except for information on shares)

                                    ASSETS                        September 30,   December 31,
                                                                      1994           1993
                                                                  -------------  ------------
                                                                   (unaudited)
Cash and cash equivalents........................................  $  322,407     $  170,358
Receivables
Commercial loans
  Term loans.....................................................   2,698,453      2,806,595
  Revolving loans................................................   1,141,144        934,809
Real estate loans (Note 7).......................................   2,148,978      1,886,366
Factored accounts receivable.....................................     933,817        720,658
Equipment loans and leases.......................................     815,377        664,080
                                                                   ----------     ----------
  Total receivables..............................................   7,737,769      7,012,508
Less: Allowance for losses on receivables........................     232,636        211,357
                                                                   ----------     ----------
  Net receivables................................................   7,505,133      6,801,151
Investments and other assets.....................................   1,047,990        941,089
                                                                   ----------     ----------
                                                                   $8,875,530     $7,912,598
                                                                   ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Senior debt
 Commercial paper and short-term borrowings......................  $2,582,431     $1,981,370
 Notes and debentures (Note 2)...................................   4,090,952      3,893,084
Junior subordinated notes (Note 2)...............................       -             74,993
                                                                   ----------     ----------
 Total debt......................................................   6,673,383      5,949,447
Credit balances of factoring clients.............................     556,265        433,291
Other payables and accruals......................................     274,122        242,325
                                                                   ----------     ----------
 Total liabilities...............................................   7,503,770      6,625,063
Minority interest in equity of Heller International Group, Inc...      37,283         35,019
Stockholders' equity
Cumulative Perpetual Senior Preferred Stock, Series A
  ($.01 Par Value; 8.125%; $25 stated value;
  5,000,000 shares authorized and outstanding)...................     125,000        125,000
Cumulative Convertible Preferred Stock, Series D
  (No Par Value; 1/2% under prime; 1,000 shares
  authorized and outstanding)....................................      25,000         25,000
Common Stock ($.25 Par Value; 1,000 shares authorized;
  100 shares outstanding) and additional paid-in capital.........     663,067        663,067
Retained earnings................................................     521,410        439,449
                                                                   ----------     ----------
  Total stockholders' equity.....................................   1,334,477      1,252,516
                                                                   ----------     ----------
                                                                   $8,875,530     $7,912,598
                                                                   ==========     ==========

     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (in thousands)

                                          For the Three Months  For the Nine Months
                                          Ended September 30,   Ended September 30,
                                          --------------------  -------------------
                                            1994       1993       1994       1993
                                          ---------  ---------  ---------  --------
                                              (unaudited)           (unaudited)
Interest income.........................   $188,174   $157,971   $509,103  $468,205
Interest expense........................     89,472     66,386    238,398   200,585
                                           --------   --------   --------  --------
  Net interest income...................     98,702     91,585    270,705   267,620

Fees and other income...................     39,978     30,022    122,521    97,748
Income of international joint ventures..      6,557      5,813     17,100    16,530
                                           --------   --------   --------  --------
  Operating revenues....................    145,237    127,420    410,326   381,898

Operating expenses......................     47,921     45,881    140,366   131,384
Provision for losses....................     47,607     52,559    137,482   157,850
                                           --------   --------   --------  --------

  Income before income taxes............     49,709     28,980    132,478    92,664

Income tax provision....................     19,278        784     39,396     2,153
                                           --------   --------   --------  --------

  Net income............................   $ 30,431   $ 28,196   $ 93,082  $ 90,511
                                           ========   ========   ========  ========



                      CONSOLIDATED CONDENSED STATEMENTS OF
                          CHANGES IN RETAINED EARNINGS
                                (in thousands)

                                                                        For the Nine Months
                                                                        Ended September 30,
                                                                       ---------------------
                                                                          1994       1993
                                                                       ----------  ---------
                                                                           ( unaudited)
Retained earnings at the beginning of the periods....................   $439,449   $331,124
  Net income.........................................................     93,082     90,511
  Preferred stock dividends..........................................     (8,711)    (8,648)
  Unrealized net gains on securities available for sale, net of tax..      1,544          -
  Deferred translation adjustment, net of tax........................     (3,954)    (3,369)
                                                                        --------   --------
Retained earnings at September 30, 1994 and 1993.....................   $521,410   $409,618
                                                                        ========   ========

The Retained Earnings balance includes deferred foreign currency translation adjustments of $(16,541) and $(10,706) at September 30, 1994 and 1993, respectively, and unrealized net gains on securities available for sale of $9,538 at September 30, 1994.

     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                For the Nine Months Ended
                                                                      September 30,
                                                               ---------------------------
                                                                    1994         1993
                                                               ------------   ------------
                                                                        (Unaudited)
OPERATING ACTIVITIES
  Net income.................................................   $    93,082   $    90,511
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Provision for losses....................................       137,482       157,850
     Loans originated for resale.............................       (62,153)      (24,102)
     Net proceeds from sales of loans originated for resale..        53,871        23,369
     Decrease (increase) in deferred tax asset...............        41,545       (30,231)
     Undistributed income of unconsolidated joint ventures...       (11,250)      (13,287)
     Decrease in interest payable............................          (642)      (15,385)
     Increase in accounts payable and accrued liabilities....        14,520        24,304
     Other...................................................        14,712        12,528
                                                                -----------   -----------
      Net cash provided by operating activities..............       281,167       225,557

INVESTING ACTIVITIES
  Longer-term loans funded...................................    (2,024,942)   (1,348,266)
  Collections of principal...................................     1,411,143     1,351,725
  Sales of longer-term loans.................................       293,263       120,595
  Net increase in short-term loans and
   advances to factoring clients.............................      (433,317)     (109,577)
  Investment in equity interests, equipment on lease
   and other investments.....................................      (118,847)      (49,546)
  Sales of investments and equipment on lease................        45,847         2,142
  Other......................................................           392         3,835
                                                                -----------   -----------
     Net cash used for investing activities..................      (826,461)      (29,092)

FINANCING ACTIVITIES
  Senior note issues.........................................       640,914       920,205
  Retirement of notes and debentures.........................      (517,500)     (522,159)
  Increase (decrease) in commercial paper and
   other short-term borrowings...............................       601,061      (500,601)
  Net increase in advances to affiliates.....................       (18,714)       (1,085)
  Dividends paid on preferred stock..........................        (8,711)       (8,648)
  Other......................................................           165        (9,892)
                                                                -----------   -----------
     Net cash provided (used) by financing activities........       697,215      (122,180)
  Effect of exchange rates on cash...........................           128           (15)
                                                                -----------   -----------
   Increase in cash and cash equivalents.....................       152,049        74,270
  Cash and cash equivalents at the beginning of the period...       170,358        47,568
                                                                -----------   -----------
  Cash and cash equivalents at the end of the period.........   $   322,407   $   121,838
                                                                ===========   ===========

     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)

(1)  Basis of Presentation

  The accompanying consolidated condensed financial statements include the accounts of Heller Financial, Inc. (the "Company") and its majority owned subsidiaries and should be read in conjunction with the financial statements and notes included in the annual report on Form 10-K of the Company for the year ended December 31, 1993. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in these financial statements and were of a normal, recurring nature.

(2)  Debt

  The Company issued and retired the following notes and debentures during the first nine months of 1994:

                                                                      Principal
                                                                       Amount
                                                                      ---------
Issuances:                                                          (in thousands)
 Senior Debt - Notes and Debentures
  Variable rate medium-term notes due on various dates
    ranging from June 10, 1996 to April 25, 1999................       $262,000
  Variable rate notes due on April 27, 1999.....................        200,000
  3.80% Eurobonds denominated in Japanese yen due
    August 26, 1997.............................................        145,914
  Nikkei equity indexed medium-term notes due
    December 20, 1999...........................................         33,000
                                                                       --------
                                                                       $640,914
                                                                       ========
Retirements:
 Senior Debt - Notes and Debentures
  9.1% to 9.8% medium-term notes due on various dates ranging
    from February 15, 1994 to April 20, 1994....................       $ 18,500
  Variable rate medium-term notes due on various dates ranging
    from January 4, 1994 to November 15, 1995...................        304,000
  6.45% notes due February 15, 1994.............................         10,000
  6.45% notes due August 15, 1994...............................         10,000
  8.375% notes due June 15, 1994................................        100,000
 Junior Subordinated Notes and Debentures
  13% junior notes due September 15, 1994.......................         75,000
                                                                       --------
                                                                       $517,500
                                                                       ========

  The Company entered into several derivative instruments during the first nine months of 1994 to match more closely the interest rate and currency characteristics of its debt and assets. The Company employed cross currency interest rate swap agreements to convert the 3.80% Eurobonds denominated in yen to $146 million with interest based on the six and three month London Inter-bank Offered Rates (LIBOR). The Company also entered into agreements which had the effect of converting $185 million of medium-term notes dependent on various floating rate and equity indices to rates based on three month LIBOR.

  On November 1, 1994 the Company issued $200 million of 7-7/8% medium-term notes.

(3)  Derivative Financial Instruments

  Derivatives are used as an integral part of the Company's overall asset/ liability management program to manage exposure to fluctuations in interest rates and currency exchange rates arising from normal business operations. These agreements are used to enhance the correlation of the interest rate and currency characteristics of its assets and liabilities. The Company is not an interest rate swap dealer nor is it a trader in derivative securities, and it has not used speculative derivative products for the purpose of generating earnings from changes in market conditions.

  The Company evaluates the cost of issuing term debt and the related swap before determining how to fund its operations in the most cost effective manner. Operations are frequently funded through the issuance of fixed rate debt or less frequently through the issuance of debt denominated in a foreign currency. Interest rate, cross currency and basis swaps as well as interest rate caps are employed to convert these debt financings to variable rates and U.S. dollars to match more closely the interest rate characteristics of its assets, which are primarily floating rate assets. Additionally, the Company provides fixed or floating loans to borrowers and uses interest rate swap or basis swap agreements to alter the characteristics of specific asset pools to more closely match the fixed or floating terms of the underlying financing, thereby mitigating its exposure to interest rate volatility. The swap agreements are generally held to maturity and the differential paid or received under these derivatives is recognized over the life of the related agreement.

  The Company also periodically enters into currency exchange contracts which are designated as hedges of its exposure to foreign currency fluctuations from its investments in certain European and Asian joint ventures and subsidiaries. Through these contracts, the Company primarily sells the local currency and buys U.S. dollars. Gains and losses resulting from translation of foreign currency financial statements and the related effects of the hedges of net investments in international joint ventures and subsidiaries are accumulated in stockholders' equity, net of related taxes, until they are sold or substantially liquidated.

  The Company also periodically enters into currency exchange contracts to hedge its exposure to foreign exchange fluctuations on future earnings from investments in certain European and Asian joint ventures and subsidiaries. These contracts are carried at fair value. The gains and losses arising from changes in the fair value of these contracts are included in the determination of net income during the year in which they occur.

  Before entering into a derivative agreement, management determines that an inverse correlation exists between the value of the hedged item and the value of the derivative. At the inception of each agreement, management designates the derivative to specific assets, pools of assets or liabilities. The risk that a derivative will become an ineffective hedge is generally limited to the possibility that an asset being hedged will prepay before the related derivative expires. Accordingly, after inception of the hedge, the asset/liability managers monitor its effectiveness through an ongoing review of the amounts and maturities of asset, liability and swap positions. This information is reported to the Financial Risk Management Committee ("FRMC") which determines the direction the Company will take with respect to its asset/liability position. The asset/liability position of the Company and the related activities of the FRMC are reported regularly to the Executive Committee of the Board of Directors and the Board of Directors.

  The counterparties to the Company's derivatives include commercial banks and investment banking firms. Notional amounts are often used to express the volume of derivatives but the credit risk of these agreements is generally much smaller as it is limited to the cost of replacing the instrument if the counterparty defaults. The Company manages this risk by establishing minimum credit ratings for counterparties and by limiting the exposure to individual counterparties as measured by the total notional amount and the current replacement cost of existing transactions.

(4)  Income Taxes

  The net deferred tax asset at September 30, 1994 was $67 million, which is net of a valuation allowance of $17 million. Taxes paid during 1994 were $2 million.

(5)  Statement of Cash Flows

  There were certain noncash investing activities which occurred during the nine month period ended September 30, 1994. As the result of significant cash equity infusions by independent third parties, $117 million of positions in repossessed companies were converted to equity investments. In addition, $59 million of receivables were classified as repossessed assets and $19 million of repossessed assets were resolved and returned to receivables. The comparable amounts for the nine month period ended September 30, 1993 were $75 million and $19 million, respectively.

(6)  Related Party Transactions

  The Company entered into a $200 million interest rate swap agreement with Heller International Corporation (the "Parent"), effective January 13, 1994, which expires December 15, 2000. The purpose of the agreement is to manage the Company's exposure to interest rate fluctuations. Under this agreement, the Company pays interest to the Parent at a variable rate based on the commercial paper rate published by the Board of Governors of the Federal Reserve System and the Parent pays interest to the Company at a fixed rate of 5.57%, which was based on the then prevailing market rates for such transactions.

(7)  Subsequent Event

  During October, 1994 the Company securitized $298 million of mobile home park receivables, net of discounts and deferred fees. Of the amount securitized, $245 million was sold, with limited recourse, resulting in a gain of $10 million.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



                                          For the Three Months Ended      For the Nine Months Ended
                                                 September 30,                  September  30,
                                          --------------------------      -------------------------
                                                             Percent                        Percent
                                           1994      1993     Change       1994     1993    Change
                                          -------  --------  --------     -------  -------  -------
                                                              (dollars in millions)
Interest income.........................   $188.2    $158.0     19%        $509.1   $468.2      9%
Interest expense........................     89.5      66.4     35          238.4    200.6     19
                                           ------    ------                ------   ------
  Net interest income...................     98.7      91.6      8          270.7    267.6      1
Fees and other income...................     39.9      30.0     33          122.5     97.8     25
Income of international joint ventures..      6.6       5.8     14           17.1     16.5      4
                                           ------    ------                ------   ------
  Operating revenues....................    145.2     127.4     14          410.3    381.9      7
Operating expenses......................     47.9      45.8      5          140.3    131.3      7
Provision for losses....................     47.6      52.6    (10)         137.5    157.9    (13)
                                           ------    ------                ------   ------
  Income before income taxes............     49.7      29.0     71          132.5     92.7     43
Income tax provision....................     19.3        .8      *           39.4      2.2      *
                                           ------    ------                ------   ------
  Net income............................   $ 30.4    $ 28.2      8%        $ 93.1   $ 90.5      3%
                                           ======    ======                ======   ======
* Percentage not meaningful

  The Company achieved a 71% or $21 million increase in pre-tax income for the third quarter while pre-tax results were 43% higher for the nine month period. This increased profitability reflects higher fees and other income from several product categories, a lower provision for losses due to improving portfolio quality, and a third quarter increase in net interest income. Net income increased 8% and 3% for the three month and nine month periods, respectively, as the Company approached fully taxed status in 1994.

  Net interest income for the current quarter was 8% higher than the third quarter of 1993 reflecting higher asset based and real estate average earning fund levels. Although earning funds grew 10% during the first nine months of 1994, the level of average earning funds for the nine month period was only slightly higher than the prior year period, due to a steady reduction in corporate finance funds employed over the course of 1993. The 9% or $41 million increase in interest income for the nine month period reflects the rise in market interest rates as 81% of the average earning funds employed were based on floating indices such as the three month London Inter-bank Offered Rate, which increased to an average of 4.3% from 3.3%. Similarly, the higher interest expense reflects the increase in the average borrowing rate to 5.2% from 4.4%.

  Fees and other income increased 33% for the quarter and 25% for the nine month period due to increased revenues from real estate business initiatives, higher gains from investments, and higher revenues from asset based businesses.

  Higher operating expenses principally reflect costs related to business initiatives in the asset based product category as costs in other core businesses decreased.

  The provision for losses decreased 10% and 13% from the prior year three month and nine month periods as the level of problem loans continued to recede and the performance of new financings over the past three years remained strong. The allowance for losses was 3% of receivables and 113% of nonearning receivables at September 30, 1994.

  The Company's effective tax rate increased to 30% for the nine month period of 1994 from 2% for the prior year nine month period, in which higher deferred tax benefits were recognized. The Company's provision for income taxes is lower than the statutory rate due to the favorable resolution of a tax issue and the recognition of additional deferred tax benefits during the second quarter.

PORTFOLIO COMPOSITION

  Lending assets and investments increased $852 million or 11% during the first nine months of 1994 as the Company continued to make progress in diversifying and growing its assets and sources of income. Asset based lending assets and investments increased $681 million to 26% of total lending assets and investments due to growth in each asset based product category and a seasonal increase in factoring receivables. Real estate finance lending assets and investments remained relatively stable at 26% of the total portfolio while the level of corporate finance lending assets and investments decreased to 38% of the portfolio. These changes demonstrate the Company's continuing effort to develop a more balanced portfolio while maintaining its franchises in business value lending and real estate finance.

                                                        Lending Assets and Investments as of:     Percent Change
                                                        September 30,          December 31,        By Category
                                                    ----------  ---------   --------  ---------   --------------
                                                       1994      Percent      1993     Percent
                                                    ----------  ---------   --------  ---------
BY PRODUCT CATEGORY:                                          (dollars in millions)
Corporate finance................................    $3,290.3       38%     $3,571.9     46%           (8)%
Real estate finance..............................     2,268.5       26       1,956.5     25             16
Asset based finance..............................     2,193.7       26       1,512.5     20             45
Specialized finance and investments..............       481.6        6         416.6      5             16
International factoring and asset based finance..       360.5        4         285.1      4             26
                                                     --------      ---      --------    ---
  Total lending assets and investments...........    $8,594.6      100%     $7,742.6    100%            11%
                                                     ========      ===      ========    ===
BY ASSET TYPE:
Receivables......................................    $7,737.8       90%     $7,012.5     90%
Repossessed assets...............................       108.3        1         215.8      3
                                                     --------      ---      --------    ---
  Total lending assets...........................     7,846.1       91       7,228.3     93
International joint ventures.....................       175.7        2         143.8      2
Other investments................................       572.8        7         370.5      5
                                                     --------      ---      --------    ---
  Total investments..............................       748.5        9         514.3      7
                                                     --------      ---      --------    ---
  Total lending assets and investments...........    $8,594.6      100%     $7,742.6    100%
                                                     ========      ===      ========    ===

                                                               Total Revenues for the
                                                           Nine Months Ended September 30,
                                                    --------------------------------------------
                                                      1994      Percent      1993      Percent
                                                    --------  -----------  --------  -----------
                                                               (dollars in millions)
Corporate finance................................    $277.8       43%      $304.4        52%
Real estate finance..............................     154.2       24        111.1        19
Asset based finance..............................     159.1       25        108.0        18
Specialized finance and investments..............      22.2        3         32.3         6
International factoring and asset based finance..      35.5        5         26.7         5
                                                     ------      ---        ------       ---
  Total revenues.................................    $648.8      100%       $582.5       100%
                                                     ======      ===        ======       ===

  Although new corporate financings increased 38% during the nine month period, corporate finance lending assets and investments decreased $282 million, reflecting $1,046 million of repayments and syndications. The average retained size of new transactions decreased 34% to $14 million from the $21 million average existing transaction size at December 31, 1993. At September 30, 1994, the Company was contractually committed to provide an additional $845 million to new and existing corporate finance borrowers, generally contingent upon the maintenance of specific credit standards by the borrowers.

  Real estate finance lending assets and investments increased $312 million to 26% of total lending assets and investments, principally reflecting growth in the mobile home park, discounted loan acquisition and self storage facility portfolios. During October, 1994 the Company securitized $298 million of mobile home park receivables of which $245 million was sold with limited recourse.

  The $681 million increase in asset based lending assets and investments is due to growth in every product category in addition to a seasonal increase in factored accounts receivable.

  Asset based and real estate revenues grew to 49% of total revenues for the first nine months of 1994 while corporate finance provided 43% of the total revenues compared to 52% for the prior year period.

NONEARNING AND TROUBLED ACCOUNT ACTIVITY

  Portfolio quality continued to improve during the first nine months of 1994 through the continued liquidation of pre-1990 corporate financings, reduction in the office building portfolio, the favorable performance of the corporate finance and real estate loans originated since 1990, and the lower level of risk in the newer businesses.

                                                 September 30,  December 31,  Percent
                                                     1994           1993       Change
                                                 -------------  ------------  --------
Lending Assets and Investments:                     (dollars in millions)
  Receivables................................      $7,737.8        $7,012.5
  Repossessed assets.........................         108.3           215.8
                                                   --------        --------
    Total lending assets.....................       7,846.1         7,228.3          9%
                                                                                  ====
  Investments................................         748.5           514.3
                                                   --------        --------
    Total lending assets and investments.....      $8,594.6        $7,742.6         11%
                                                   ========        ========       ====
Nonearning Assets:
  Nonearning receivables.....................      $  205.2        $  214.1
  Repossessed assets.........................         108.3           215.8
                                                   --------        --------
    Total nonearning assets..................      $  313.5        $  429.9        (27)%
                                                   ========        ========       ====
  Ratio of nonearning receivables to
    receivables..............................           2.7%            3.1%
                                                   ========        ========
  Ratio of total nonearning assets to total
   lending assets............................           4.0%            5.9%
                                                   ========        ========
Allowances for Losses:
  Allowance for losses on receivables........      $  232.6        $  211.4         10%
                                                                                  ====
  Valuation allowance for repossessed assets.          13.5            15.2
                                                   --------        --------
    Total allowances for losses..............      $  246.1        $  226.6
                                                   ========        ========
  Ratio of allowance for losses on
   receivables to receivables................           3.0%            3.0%
                                                   ========        ========
  Ratio of allowance for losses on
   receivables to nonearning receivables.....           113%             99%
                                                   ========        ========
Delinquencies:
  Earning loans delinquent 60 days or more...      $  223.2        $  145.1
  Ratio of earning loans delinquent 60 days
   or more to receivables....................           2.9%            2.1%
                                                   ========        ========

                                                   For the Nine Months Ended
                                                         September 30,
                                                     1994            1993
                                                   --------        --------
Writedowns:                                          (dollars in millions)
  Net writedowns on receivables..............      $   92.1        $  122.7
  Net writedowns on repossessed assets.......          21.0            15.7
                                                   --------        --------
    Total net writedowns.....................      $  113.1        $  138.4
                                                   ========        ========


  Portfolio quality continued to improve as total nonearning assets decreased by $116 million primarily due to the resolution of two large repossessed corporate financings. These resolutions involved significant cash equity infusions by independent third parties and the conversion of the Company's remaining positions to equity investments. Total Company and corporate finance net writedowns were $25 million and $36 million lower, respectively, for the nine month period, and management believes that writedowns for the full year will continue to be lower than in 1993. The majority of the increase in earning delinquencies is attributable to corporate finance funds originated prior to 1990. Loans defined as troubled debt restructures decreased $13 million to $40 million, as a result of the repayment of one account.

LIQUIDITY AND CAPITAL RESOURCES

  During the first nine months of 1994, lending assets and investments increased $852 million and $518 million of notes and debentures were retired. To meet these funding requirements, the Company supplemented its improved cash flow from operations by issuing $641 million of senior notes and increasing its commercial paper and short-term borrowings by $601 million.

  The levels of commercial paper, short-term borrowings and leverage remain conservative relative to other similarly rated finance companies. The ratio of commercial paper and short-term borrowings to total debt was 39% at September 30, 1994 compared to 33% at December 31, 1993 while leverage was 5.0X compared to 4.7X primarily due to the debt used to finance portfolio growth. While these amounts are within the ranges targeted by the Company to maintain a strong financial position, they are expected to decrease slightly by the end of 1994 due to the mobile home park securitization, a forecasted reduction of commercial paper, and continued earnings performance.

  The Company increased its bank credit facilities to $2.3 billion from $2.1 billion effective May 31, 1994. In addition, on March 30, 1994 the Company further increased its liquidity support from unaffiliated financial institutions by entering into an agreement with Freedom Asset Funding Corporation ("Freedom") to sell, from time to time, an undivided interest in a designated pool of factored accounts receivable of up to $500 million. Under the Freedom agreement, the amount of liquidity provided by unaffiliated financial institutions increased to $445 million from $65 million under the Dynamic Funding Agreement, which it replaced.

  At September 30, 1994, the Company had $3.3 billion of committed credit and sale facilities, including unused bank credit facilities of $2.3 billion, liquidity support of $500 million from Fuji Bank under the "Keep Well Agreement" and $494 million available under the Freedom factored accounts receivable sale program. Total committed credit and sale facilities amounted to 128% of outstanding commercial paper and short-term borrowings, while total committed credit and sale facilities from unaffiliated financial institutions amounted to 106% of outstanding commercial paper and short-term borrowings.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

        (12) Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

        (27) Financial Data Schedule


    (b)  Reports on Form 8-K

         Current Report on Form 8-K dated October 27,  1994 and November 1,
         1994.

                                  SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.



                            HELLER FINANCIAL, INC.



                           By: Richard J. Almeida
                               ------------------

                               Richard J. Almeida
                          Executive Vice President and
                             Chief Financial Officer




                           By: Anthony O'B. Beirne
                               -------------------

                              Anthony O'B. Beirne
                     Senior Vice President, Controller and
                            Chief Accounting Officer



Date:  November 4, 1994

                               INDEX TO EXHIBITS


     (12) Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

     (27)  Financial Data Schedule