Form 10-K
period 1994-12-31
HELLER FINANCIAL INC
filed 1995-02-08
CIK 46738

                                                                            1994
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
  (MARK ONE)

      /X/ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the Fiscal Year Ended December 31, 1994

                                     OR

      / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                              [NO FEE REQUIRED]

                         Commission file number 1-6157

                             HELLER FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)

                                    Delaware
                        (State or other jurisdiction of
                         incorporation or organization)

                   500 West Monroe Street, Chicago, Illinois
                    (Address of principal executive offices)

                                   36-1208070
                      (I.R.S. Employer Identification No.)

                                     60661
                                   (Zip Code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X

      Aggregate market value of voting stock held by non-affiliates: None.

     Number of shares of Common Stock outstanding at February 6, 1995: 100.
                   Documents incorporated by reference: None.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                Page 1 of 111
                         Index to Exhibits at Page 64

                                         TABLE OF CONTENTS

                                            NAME OF ITEM

ITEM NO.                                       PART I                                      PAGE
- - ---------   ------------------------------------------------------------------------------ ----

 Item  1.   Business......................................................................    3
              Corporate Finance...........................................................    3
              Real Estate Finance.........................................................    3
              Asset Based Finance.........................................................    3
              Current Asset Management....................................................    4
              Specialized Finance and Investments.........................................    4
              International Factoring and Asset Based Finance.............................    4
            Ownership.....................................................................    4
            Summary of Total Revenues, Lending Assets and Investments.....................    5
            Rates Charged; Competition; Regulation........................................    5
 Item  2.   Properties....................................................................    5
 Item  3.   Legal Proceedings.............................................................    5
 Item  4.   Submission of Matters to a Vote of Security Holders...........................    5

                                               PART II
 Item  5.   Market for Registrant's Common Equity and Related Stockholder Matters.........    5
 Item  6.   Selected Financial Data.......................................................    6
 Item  7.   Management's Discussion and Analysis of Financial Condition and Results of
              Operations..................................................................    7
              Results of Operations.......................................................    7
              Portfolio Composition.......................................................    9
                Product Categories........................................................   10
                Credit Management.........................................................   15
                Portfolio Quality.........................................................   16
              Liquidity and Capital Resources.............................................   18
                Risk Management...........................................................   18
              Accounting Developments.....................................................   19
 Item  8.   Financial Statements and Supplementary Data...................................   20
 Item  9.   Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure..................................................................   46

                                               PART III
 Item 10.   Directors and Executive Officers of the Registrant............................   47
 Item 11.   Executive Compensation........................................................   50
              Summary Compensation Table..................................................   51
              Retirement and Other Defined Benefit Plans..................................   52
              Compensation of Directors...................................................   52
              Employment Contracts and Termination of Employment and Change of Control
                Arrangements..............................................................   53
              Compensation Committee Interlocks and Insider Participation.................   53
 Item 12.   Security Ownership of Certain Beneficial Owners and Management................   53
              Voting Securities...........................................................   53
              Equity Securities...........................................................   54

 Item 13.   Certain Relationships and Related Transactions................................   55
              Keep Well Agreement with Fuji Bank..........................................   55
              Tax Allocation Agreements...................................................   56
              Certain Transactions with Fuji Bank and with the Parent and Its
              Subsidiaries................................................................   57
              Certain Other Relationships.................................................   58

                                               PART IV
 Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...............   58

                                     PART I

ITEM 1. BUSINESS

     Heller Financial, Inc. (the "Company") was incorporated in 1919 under the laws of the State of Delaware and is engaged in various aspects of the commercial finance business. The Company and its consolidated subsidiaries employ approximately 1,400 people. The executive offices are located at 500 West Monroe Street, Chicago, Illinois 60661 (telephone: (312) 441-7000). Unless the context indicates otherwise, references to the Company include Heller Financial, Inc. and its consolidated subsidiaries.

     The Company operates in the middle market segment of the commercial finance industry, which generally includes entities in the manufacturing and service sectors with annual sales in the range of $15 million to $200 million and in the real estate sector with property values generally in the range of $5 million to $40 million. The Company currently provides services in six product categories:
(1) corporate finance, (2) real estate finance, (3) asset based finance, (4) current asset management, (5) specialized commercial finance and investments and
(6) international factoring and asset based finance.

     The Company is continuing the program begun in 1990 to diversify its portfolio and earnings sources, strengthen earnings quality, improve asset quality and maintain its capital strength. The Company is diversifying its portfolio and earnings sources by reducing reliance on the corporate finance business and growing the asset based and international businesses. Earnings quality is being strengthened by developing more stable earning streams, reducing the level and volatility of credit quality costs and increasing productivity. Asset quality is improving through resolution of problem accounts and more conservative underwriting practices. The Company is pursuing these goals in the framework of continued moderate leverage, strong reserves and conservative liquidity.

CORPORATE FINANCE

     The Corporate Finance group offers a broad spectrum of services based on the cash flows underlying a client's business. These services are often provided through coordination with private equity sponsors and include the financing of corporate recapitalizations, refinancings, acquisitions and buy-outs of publicly and privately held entities in a wide variety of industries. Loans are provided on both a term and revolving basis for periods of up to ten years and are typically collateralized by senior liens on the borrower's stock or assets or both. Corporate finance transactions may also include some unsecured, subordinated or non-voting equity financing. From time to time the Company buys and sells assignments and participations in loans as a method of managing hold sizes and industry concentrations.

REAL ESTATE FINANCE

     The Real Estate Financial Services group provides interim financing to owners, investors and developers primarily for the acquisition, refinancing and renovation of commercial income producing properties in a wide range of property types and geographic areas. These loans generally have terms ranging from one to five years and are principally collateralized by first mortgages. The Company also offers financing for discounted loan portfolio acquisitions, participating junior debt financing to developers of single and multi-family housing, credit sale-leaseback financing for single tenant properties, as well as standby commitments for periods of one to two years.

ASSET BASED FINANCE

     Asset based financing is offered by Vendor Finance, Commercial Equipment Finance, Heller Business Credit ("Business Credit") and Heller First Capital ("First Capital"). Vendor Finance provides leasing and financing of equipment through approximately 75 manufacturer and vendor programs, financing of independent leasing companies and direct relationships with end users. Individual transactions are generally under $500,000. This division finances the machining, graphics, healthcare, communication, plastics and production equipment markets. Commercial Equipment Finance provides financing of general equipment transactions with an average size of $3 million to a diverse group of businesses for expansion, replacement and modernization or refinancing of existing equipment obligations.

     Business Credit provides working capital and term financing to middle market companies in a variety of industries for refinancings, recapitalizations and acquisitions. The group also serves as co-lender on or participates in transactions agented by other asset based lenders. The average commitment and loan sizes are $17 million and $8 million, respectively, and are usually for periods of 3 to 5 years. These loans consist of revolving credit facilities secured by accounts receivable and inventory and to a lesser extent, term loans secured by property, plant and equipment. The revolving credit facilities and term loans are generally cross-collateralized.

     First Capital is a provider of long-term financial products for small businesses under U.S. Small Business Administration loan programs, which guarantee from 60% to 90% of such financings. These loans generally have an average size of $347,000 and are made to small businesses in a wide variety of industries for working capital, equipment and owner-occupied facilities. The guaranteed portions of these loans are generally sold in the secondary market, with servicing rights retained by First Capital.

CURRENT ASSET MANAGEMENT

     The Current Asset Management group primarily offers factoring services to the apparel, textile and home furnishings industries. In return for a commission, the group purchases the client's accounts receivable and provides collection and management information services. Working capital is provided by advancing on a formula basis a percentage of the purchase price of the client's factored accounts receivable. In 1994, the Company was one of the largest factors in the highly competitive United States factoring industry, with volume of $6.6 billion.

SPECIALIZED FINANCE AND INVESTMENTS

     Specialized financing and investments are generally originated by four units: Aircraft Finance, Project Investment and Advisory, Heller Equity Capital and Heller Investments. Aircraft Finance offers financing for commercial aircraft and equipment through leases or junior secured loans to an operating lessor, with terms ranging from 2 to 10 years. Project Investment and Advisory offers financing to independent power producers and industrial projects in the form of senior and junior secured loans, equity investments and development loans. Heller Equity Capital and Heller Investments make investments in middle market companies. Heller Equity Capital invests primarily in established middle market companies, while Heller Investments provides capital to companies requiring an operational or financial turnaround.

INTERNATIONAL FACTORING AND ASSET BASED FINANCE

     The Company provides factoring and asset based financing outside the United States through investments in commercial finance companies located in 19 countries in Europe, Asia, Australia and Latin America. These companies, which may be wholly-owned or joint ventures, offer factoring, asset based finance, acquisition finance, leasing, vendor finance and/or trade finance programs to the mid-sized corporate sector. During 1994, the Company continued to pursue new international opportunities as it invested in a factoring joint venture in Argentina. In addition to these joint venture activities, the Company has expanded support of the international needs of existing domestic customers.

OWNERSHIP

     All of the outstanding Common Stock of the Company is owned by Heller International Corporation (the "Parent"), a wholly-owned subsidiary of The Fuji Bank, Limited ("Fuji Bank"), headquartered in Tokyo, Japan. Fuji Bank also directly owns 21% of the outstanding shares of Heller International Group, Inc., a consolidated subsidiary of the Company engaged in international factoring and asset based financing activities. Fuji Bank is one of the largest banks in the world, with total deposits of approximately $386 billion at September 30, 1994. For a discussion of the "Keep Well Agreement" between Fuji Bank and the Company, see "Certain Relationships and Related Transactions -- Keep Well Agreement with Fuji Bank."

SUMMARY OF TOTAL REVENUES, LENDING ASSETS AND INVESTMENTS

     A summary of total revenues, lending assets and investments by product category is included in the "Portfolio Composition" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations." This summary closely corresponds to a classification by operating unit. For information about international operations, see Note 15 to the Consolidated Financial Statements.

RATES CHARGED; COMPETITION; REGULATION

     Rates charged by the Company vary depending on the risk and maturity of the loan, competition, current cost of borrowing to the Company, state usury laws and other governmental regulations. The Company's portfolio of receivables primarily earns interest at variable rates. These variable rates float in accordance with various agreed upon reference rates, including the London Inter-bank Offered Rate, the prime rate or corporate base lending rates. Competition varies by operating group. In general, the Company is subject to competition from a variety of financial institutions, including commercial finance companies, banks and leasing companies.

     As a subsidiary of Fuji Bank, the Company is subject to the limitations imposed by the Bank Holding Company Act of 1956, as amended, and related regulations adopted by the Board of Governors of the Federal Reserve System. Those regulations restrict the Company to activities that have been defined as being so closely related to banking as to be incidental thereto and also restrict certain lending activities. Certain of the Company's equity investment and small business lending activities are subject to the supervision and regulation of the Small Business Administration. To date, such regulations have not had a material adverse effect on the Company.

ITEM 2. PROPERTIES

     The Company leases executive offices located at 500 West Monroe Street, Chicago, Illinois 60661 and maintains various offices throughout the United States, Europe, Asia and Australia, all of which are leased premises. For information concerning the Company's lease obligations, see Note 7 to the Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

     The Company is party to a number of legal proceedings as plaintiff and defendant, all arising in the ordinary course of its business. The Company believes that the amounts, if any, which may ultimately be funded or paid with respect to these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were acted upon in the fourth quarter of 1994.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The outstanding Common Stock of the Company is owned entirely by the Parent, which is wholly-owned by Fuji Bank. There is no public trading market for the Company's Common Stock. The Company is prohibited from paying cash dividends on Common Stock on a timely basis, unless full cumulative dividends on all outstanding shares of Perpetual Preferred, Convertible Preferred and NW Preferred Stock have been paid. All preferred stock dividends have been paid and in 1994 the Company declared and paid a $20 million cash dividend on Common Stock to its Parent. The Company anticipates paying future dividends on Common Stock while maintaining its conservative capital structure.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents information from the Company's Consolidated Financial Statements for the five years ended December 31, 1994, which have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report included herein. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the "Financial Statements and Supplementary Data."

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                          -----------------------------------------
                                                          1994     1993     1992     1991     1990
                                                          -----    -----    -----    -----    -----
                                                                    (DOLLARS IN MILLIONS)
Income Statement Data:
  Interest income......................................   $ 702    $ 620    $ 634    $ 730    $ 813
  Interest expense.....................................     336      264      295      406      488
                                                          -----    -----    -----    -----    -----
     Net interest income...............................     366      356      339      324      325
  Fees and other income................................     170      138      101       95       84
  Income of international joint ventures...............      21       23       26       19       20
                                                          -----    -----    -----    -----    -----
     Operating revenues................................     557      517      466      438      429
  Operating expenses...................................     195      174      169      167      181
  Provision for losses.................................     188      210      252      201      144
                                                          -----    -----    -----    -----    -----
     Income before income taxes, minority interest and
       tax accounting credit...........................     174      133       45       70      104
  Income tax provision/(benefit).......................      51       11       (5)       3       18
  Minority interest in international income............       5        5        3        3        2
                                                          -----    -----    -----    -----    -----
     Income before tax accounting credit...............     118      117       47       64       84
  Cumulative effect of a change in accounting principle
     for income taxes..................................      --       --       41       --       --
                                                          -----    -----    -----    -----    -----
     Net income........................................   $ 118    $ 117    $  88    $  64    $  84
                                                          =====    =====    =====    =====    =====
  Ratio of earnings to combined fixed charges and
     preferred stock dividends (See exhibit 12)........   1.44x    1.43x    1.14x    1.15x    1.15x
                                                          =====    =====    =====    =====    =====

                                                                        DECEMBER 31,
                                                       ----------------------------------------------
                                                        1994      1993      1992      1991      1990
                                                       ------    ------    ------    ------    ------
                                                                   (DOLLARS IN MILLIONS)
Balance Sheet Data:
  Receivables.......................................   $7,585    $7,012    $7,420    $7,116    $7,218
  Allowance for losses of receivables...............      227       211       221       167       155
  Investments.......................................      634       370       280       184       174
  Investment in international joint ventures........      174       144       140       129       123
  Total assets......................................   $8,476    $7,913    $7,952    $7,529    $7,772
                                                       ======    ======    ======    ======    ======
  Senior debt:
     Commercial paper and short-term borrowings.....   $2,451    $1,981    $2,422    $2,797    $3,268
     Notes and debentures...........................    3,930     3,893     3,521     2,809     2,252
  Subordinated debt.................................       --        --        --        88       196
  Junior subordinated debt..........................       --        75       225       230       234
                                                       ------    ------    ------    ------    ------
     Total debt.....................................   $6,381    $5,949    $6,168    $5,924    $5,950
                                                       ======    ======    ======    ======    ======
  Preferred stock...................................   $  150    $  150    $  150    $   25    $  300
  Common equity.....................................    1,180     1,103       994       943       891
                                                       ------    ------    ------    ------    ------
     Total stockholders' equity.....................   $1,330    $1,253    $1,144    $  968    $1,191
                                                       ======    ======    ======    ======    ======
  Ratio of commercial paper and short-term
     borrowings to total debt.......................      38%       33%       39%       47%       55%
                                                       ======    ======    ======    ======    ======
  Ratio of debt to total stockholders' equity.......     4.8x      4.7x      5.4x      6.1x      5.0x
                                                       ======    ======    ======    ======    ======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     During 1994, operations and financial condition strengthened as asset quality improved, earnings and portfolio diversification increased and balance sheet strength was maintained. Earnings quality improved as operating revenues of newer businesses grew, while credit quality costs continued to decline. Asset quality improved due to the continued workout of problem accounts, the positive credit performance in the developing asset based businesses and the favorable credit experience of newer financings in the corporate finance and real estate businesses. The Company continued to balance the portfolio by growing the asset based businesses and reducing the level of corporate financings. Although progress has been made in these areas, initiatives to strengthen earnings quality, diversify assets and improve asset quality will continue.

RESULTS OF OPERATIONS

     The following table summarizes the Company's operating results for the years ended December 31, 1994, 1993, and 1992.

                                              FOR THE YEAR ENDED              FOR THE YEAR ENDED
                                                 DECEMBER 31,                    DECEMBER 31,
                                          ---------------------------     ---------------------------
                                                              PERCENT                         PERCENT
                                          1994       1993     CHANGE      1993       1992     CHANGE
                                          ----       ----     -------     ----       ----     -------
                                            (DOLLARS IN                     (DOLLARS IN
                                             MILLIONS)                       MILLIONS)
Interest income........................   $702       $620        13 %     $620       $634        (2)%
Interest expense.......................    336        264          27      264        295        (11)
                                          ----       ----                 ----       ----
     Net interest income...............    366        356           3      356        339           5
Fees and other income..................    170        138          23      138        101          37
Income of international joint
  ventures.............................     21         23         (9)       23         26        (14)
                                          ----       ----                 ----       ----
     Operating revenues................    557        517           8      517        466          11
Operating expenses.....................    195        174          12      174        169           3
Provision for losses...................    188        210        (10)      210        252        (16)
                                          ----       ----                 ----       ----
     Income before income taxes,
       minority interest and tax
       accounting credit...............    174        133          31      133         45         196
Income tax provision/(benefit).........     51         11         364       11         (5)         --
Minority interest in international
  income...............................      5          5          --        5          3          67
                                          ----       ----                 ----       ----
     Income before tax accounting
       credit..........................    118        117           1      117         47         149
Cumulative change in accounting
  principle for income taxes...........     --         --          --       --         41          --
                                          ----       ----                 ----       ----
     Net income........................   $118       $117         1 %     $117       $ 88        33 %
                                          ====       ====                 ====       ====

1994 vs. 1993

     The Company achieved record pre-tax income of $174 million, an increase of $41 million or 31%. This increase reflects higher fees and other income from several product categories and a lower provision for losses as portfolio quality improved. These factors offset increased spending on developing businesses and a higher provision for income taxes, as net income slightly exceeded 1993's record level.

     Net interest income increased as growth in the level of average earning funds and a reduction in the cost to carry nonearning assets was partially offset by modest spread compression. Average earning funds grew 2% and the portfolio mix shifted towards lower risk, lower priced assets, resulting in some spread compression. Interest income increased due to higher market interest rate levels. Rates charged on 81% of average earning funds employed were based on floating indices such as the three month London Inter-bank Offered Rate, which increased to 4.7% for 1994 from 3.3%. Interest expense increased as a result of the rise in the average borrowing rate to 5.5% from 4.4% and the higher level of debt used to finance portfolio growth.

     Fees and other income increased $32 million or 23% reflecting revenues from several sources including higher revenues from certain real estate activities, higher gains from equity interests and investments and higher revenues from asset based businesses.

     The income of international joint ventures was somewhat lower, while the income from overall international operations increased primarily due to the improved performance of wholly-owned subsidiaries. This improvement resulted from subsidiaries in the Asia/Pacific region as well as gains on Brazilian investments.

     Operating expenses were higher principally due to the increased spending on developing businesses in the asset based product category. While the Company will continue to spend appropriately on developing businesses, the rate of increased spending will slow as these businesses mature.

     The provision for losses declined in 1994 as the level of problem assets continued to recede and the performance of new financings over the past four years remained strong. The allowance for losses was maintained at 3% of receivables, which equaled 90% of nonearning receivables at December 31, 1994.

     The Company's effective tax rate increased to 30% from 8% for the prior year, in which higher deferred tax benefits were recognized. The Company's provision for income taxes is lower than the statutory rate due to the favorable resolution of a tax issue and the recognition of additional deferred tax benefits during the second quarter.

1993 vs. 1992

     The Company achieved record net income of $117 million, an increase of $70 million or 149%, before a tax accounting credit recorded in 1992. This increase reflects lower credit quality costs, strong gains on investments and increased fees and other income from newer business initiatives, as well as continued growth in net interest income. These factors more than offset increased spending on new business initiatives and a higher provision for income taxes.

     Net interest income increased due to improved funding spreads resulting from the low interest rate environment, coupled with increased turnover in the portfolio. Interest income decreased as a result of lower floating rate indices. While average earning funds employed remained relatively stable, a shift in the composition of the portfolio occurred, as average corporate financings decreased and average asset based and specialized financing and investments increased. Rates charged on 86% of total average earning funds employed were based on floating rate indices such as the average three month London Inter-bank Offered Rate, which decreased to 3.3% from 3.8% in 1992. Interest expense decreased as a result of a reduction in the average borrowing rate to 4.4% from 4.7% in 1992. The effect of the lower average borrowing rate was partially offset by an increase in the costs associated with the extension of the average maturity of the debt portfolio.

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

     Operating expenses were higher as spending for diversification efforts increased in 1993. This increase was partially offset by the benefits of productivity enhancements and expense controls in core businesses.

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

PORTFOLIO COMPOSITION

     Lending assets and investments increased $701 million or 9% during 1994. The following tables present lending assets and investments and total revenues by product category. The asset based finance category includes current asset management, equipment and working capital financing and small business finance activities.

                                                         LENDING ASSETS AND INVESTMENTS AS OF
                                                                     DECEMBER 31,
                                             -------------------------------------------------------------
                                                   1994                  1993                  1992
                                             -----------------    ------------------    ------------------
                                             AMOUNT    PERCENT    AMOUNT     PERCENT    AMOUNT     PERCENT
                                             ------    -------    -------    -------    -------    -------
                                                                 (DOLLARS IN MILLIONS)
BY PRODUCT CATEGORY:
  Corporate finance......................... $3,309       39%     $ 3,572       46%     $ 4,478       56%
  Real estate finance.......................  2,152       25        1,956       25        1,855       23
  Asset based finance.......................  2,103       25        1,512       20        1,089       14
  Specialized finance and investments.......    505        6          417        5          328        4
  International factoring and asset based
     finance................................    374        5          285        4          260        3
                                             ------    -------    -------    -------    -------    -------
     Total lending assets and investments... $8,443      100%     $ 7,742      100%     $ 8,010      100%
                                             ======    =====       ======    =====       ======    =====
Lending assets include receivables and repossessed assets.
BY ASSET TYPE:
  Receivables............................... $7,585       90%     $ 7,012       90%     $ 7,420       93%
  Repossessed assets........................     50        1          216        3          170        2
                                             ------    -------    -------    -------    -------    -------
     Total lending assets...................  7,635       91        7,228       93        7,590       95
  Investments...............................    634        7          370        5          280        3
  International joint ventures..............    174        2          144        2          140        2
                                             ------    -------    -------    -------    -------    -------
     Total investments......................    808        9          514        7          420        5
                                             ------    -------    -------    -------    -------    -------
     Total lending assets and investments... $8,443      100%     $ 7,742      100%     $ 8,010      100%
                                             ======    =====       ======    =====       ======    =====

     Total revenues include interest income and fees and other income from wholly-owned domestic and international operations, and the Company's share of the net income of its international joint ventures.

                                                                TOTAL REVENUES FOR THE
                                                                YEAR ENDED DECEMBER 31,
                                             -------------------------------------------------------------
                                                   1994                  1993                  1992
                                             -----------------    ------------------    ------------------
                                             AMOUNT    PERCENT    AMOUNT     PERCENT    AMOUNT     PERCENT
                                             ------    -------    -------    -------    -------    -------
                                                                 (DOLLARS IN MILLIONS)
Corporate finance........................... $  367       41%     $   389       50%     $   428       56%
Real estate finance.........................    218       25          161       21          141       19
Asset based finance.........................    214       24          151       19          123       16
Specialized finance and investments.........     48        5           41        5           25        3
International factoring and asset based
  finance...................................     46        5           39        5           44        6
                                             ------    -------    -------    -------    -------    -------
     Total revenues......................... $  893      100%     $   781      100%     $   761      100%
                                             ======    =====       ======    =====       ======    =====

     Lending Assets and Investments. During the last several years the Company has developed a more balanced, lower risk portfolio, while maintaining its market position in business value and real estate finance. During 1994, asset based lending assets and investments increased $591 million to 25% of total lending assets and investments. Real estate lending assets and investments remained relatively stable at 25% of the portfolio while the level of corporate finance lending assets and investments decreased to 39% of the portfolio. Overall, lending assets increased $407 million and total investments increased $294 million.

     The increase in investments is primarily attributable to corporate finance equity investments, participating interests in real estate development loans and an investment in securities collateralized by mobile home park loans.

     Concentrations of lending assets of 5% or more at December 31, 1994 or 1993, based on the standard industrial classification of the borrower, are as follows:

                                                                         DECEMBER 31,
                                                            --------------------------------------
                                                                  1994                 1993
                                                            -----------------    -----------------
                                                            AMOUNT    PERCENT    AMOUNT    PERCENT
                                                            ------    -------    ------    -------
                                                                    (DOLLARS IN MILLIONS)
    Department and general merchandise retail stores.....    $673         9%      $506        7%
    Textiles and apparel manufacturing...................     562         7        502        7
    General industrial machines..........................     462         6        450        6
    General purpose office buildings.....................     447         6        504        7
    Food, grocery and other miscellaneous retail.........     443         6        314        4
    Mobile home parks....................................     308         4        414        6
    Apartments...........................................     229         3        371        5

     The majority of lending assets in the department and general merchandise retail stores and textile and apparel manufacturing categories is comprised of factored accounts receivable which represent short-term trade receivables from numerous customers. The general industrial machines classification is distributed among machinery used for many different industrial applications. The receivables in the general purpose office building, mobile home parks and apartment categories represent interim financing for properties principally located in major U.S. cities, with no concentration in any one geographic location.

     Total Revenues. The $112 million, 14% growth in total revenues is primarily attributable to higher interest income from increased market interest rates, higher overall average earning funds and a $32 million increase in fees and other income. Consistent with the shift in lending assets, corporate finance revenues decreased while real estate and asset based revenues increased.

PRODUCT CATEGORIES

     Corporate finance. During the last several years, the Company has financed transactions with smaller retained balances and lower debt multiples and has used its syndication capabilities to reduce the amounts of individual exposures. The Company's efforts were facilitated by liquidity in the debt and equity markets. While the number of new transactions during 1994 was similar to the prior year, corporate finance lending assets and investments decreased $263 million to 39% of the total portfolio, as new loans of $1,153 million were more than offset by $1,341 million of repayments and syndications. The average retained size of corporate finance lending assets decreased to $18 million at December 31, 1994 from $21 million at the end of the prior year.

                                                                         DECEMBER 31,
                                                                 ----------------------------
                                                                  1994       1993       1992
                                                                 ------     ------     ------
                                                                    (DOLLARS IN MILLIONS)
    Lending assets............................................   $3,116     $3,479     $4,403
    Investments...............................................      193         93         75
                                                                 ------     ------     ------
         Total lending assets and investments.................   $3,309     $3,572     $4,478
                                                                 ======     ======     ======
    Nonearning assets.........................................   $  124     $  294     $  392
                                                                 ======     ======     ======
    Average balance of lending assets.........................   $   18     $   21     $   26
                                                                 ======     ======     ======
    Number of investments.....................................       58         65         61
                                                                 ======     ======     ======
    Ratio of nonearning assets to lending assets..............     4.0%       8.5%       8.9%
                                                                 ======     ======     ======

     Corporate finance investments increased principally reflecting two equity investments.

                                                                       FOR THE YEAR ENDED
                                                                          DECEMBER 31,
                                                                     ----------------------
                                                                     1994     1993     1992
                                                                     ----     ----     ----
                                                                     (DOLLARS IN MILLIONS)
    Interest income...............................................   $330     $349     $397
    Fees and other income.........................................     37       40       31
                                                                     ----     ----     ----
         Total revenues...........................................   $367     $389     $428
                                                                     ====     ====     ====
    Net writedowns................................................   $ 77     $125     $154
                                                                     ====     ====     ====
    Ratio of net writedowns to average lending assets.............   2.3%     3.1%     3.5%
                                                                     ====     ====     ====

     Interest income decreased as the lower level of average corporate finance funds employed more than offset the effects of higher floating interest rates. Fees and other income were relatively stable in 1994 due to continued strong gains from the sale of various equity investments. Net writedowns of corporate financings were reduced by $48 million or 38% and nonearning assets were reduced by 58% as portfolio quality continued to improve.

     At December 31, 1994, the Company was contractually committed to finance an additional $1,149 million to new and existing borrowers, generally contingent upon the maintenance of specific credit standards. Since many of the commitments are expected to remain unused, the total commitment amounts do not necessarily represent future cash requirements. No significant commitments exist to provide additional financing for nonearning assets.

     Corporate financings are generally considered by certain regulatory agencies as highly leveraged transactions.

     Real estate finance. During 1994, the group continued to diversify its assets through a number of lending programs, while maintaining its credit discipline and the relative size of its portfolio. Real estate lending assets and investments increased $196 million, as financings of $898 million were partially offset by $623 million of repayments and loan sales. The majority of the increase in real estate lending assets is attributable to the financing of discounted loan portfolio acquisitions and self storage facilities.

                                                                         DECEMBER 31,
                                                                   -------------------------
                                                                    1994     1993     1992
                                                                   -------  -------  -------
                                                                     (DOLLARS IN MILLIONS)
    Lending assets...............................................  $ 2,000  $ 1,919  $ 1,836
    Investments..................................................      152       37       19
                                                                   -------  -------  -------
         Total lending assets and investments....................  $ 2,152  $ 1,956  $ 1,855
                                                                    ======   ======   ======
    Nonearning assets............................................  $   150  $    98  $   128
                                                                    ======   ======   ======
    Average balance of lending assets............................  $     6  $     8  $     7
                                                                    ======   ======   ======
    Ratio of nonearning assets to lending assets.................     7.5%     5.1%     7.0%
                                                                    ======   ======   ======

     The increase in investments is principally attributable to participating debt financings and securities collateralized by mobile home park loans.

                                                                        FOR THE YEAR ENDED
                                                                           DECEMBER 31,
                                                                        -------------------
                                                                        1994   1993   1992
                                                                        -----  -----  -----
                                                                            (DOLLARS IN
                                                                             MILLIONS)
    Interest income...................................................  $ 185  $ 143  $ 136
    Fees and other income.............................................     33     18      5
                                                                        -----  -----  -----
         Total revenues...............................................  $ 218  $ 161  $ 141
                                                                         ====   ====   ====
    Net writedowns....................................................  $  79  $  71  $  30
                                                                         ====   ====   ====
    Ratio of net writedowns to average lending assets.................   3.9%   3.8%   1.8%
                                                                         ====   ====   ====

     Interest income increased, due to higher market interest rates and the higher level of average real estate funds employed. Fees and other income increased primarily due to income from participating interests received in connection with development loans and discounted loan portfolio financings and from the securitization and sale of $245 million of mobile home park loans.

     The continued high level of real estate writedowns reflects management's efforts to resolve problem real estate accounts. General purpose office buildings originated under a lending philosophy employed prior to 1990, accounted for the majority of the writedowns. The new philosophy includes financing smaller individual transactions and increasing the diversification of the portfolio in terms of geographic location and collateral type. The level of nonearning assets increased principally reflecting one general purpose office building loan and one large apartment complex loan, both originated prior to 1990. General purpose office building loans accounted for 54% of real estate nonearning assets, while the apartment complex represents another 30% of the real estate nonearning assets. The majority of these assets are located in California, reflecting its slow recovery relative to the national economic recovery.

     During 1994, the group continued its efforts to move toward increased diversification of the portfolio. At December 31, 1994 and 1993, real estate lending assets and investments were distributed as follows:

                          1994      1993
                         ------    ------
     California.........   19%       19%
     Midwest............    16        19
     Mid-Atlantic
       States...........    14        17
     Florida............    14        13
     New York...........    13        12
     Southwest..........    12         9
     New England........     5         4
     Other..............     7         7
                         ------    ------
                          100%      100%
                         ======    ======

                          1994      1993
                         ------    ------
     General purpose
       office
       buildings........   21%       26%
     Mobile home parks..    16        21
     Apartments.........    13        19
     Industrial.........    11         9
     Retail.............    10        10
     Loan portfolios....    10         6
     Hotel..............     7         4
     Other..............    12         5
                         ------    ------
                          100%      100%
                         ======    ======

     The real estate portfolio is geographically dispersed throughout the United States and, as of December 31, 1994, over 97% of real estate loans were collateralized by first mortgages. In an effort to reduce its exposure to general purpose office buildings, the Company has limited fundings in this sector since 1990. Loan portfolios are financings of borrowers engaged in the acquisition of discounted residential, commercial and industrial loans. The other category includes several product types that are individually less then 5% of the portfolio.

     Asset based finance. The asset based lending portfolio is comprised of factored accounts receivable, equipment loans and leases, working capital financings and other collateralized loans. Asset based lending assets and revenues increased 39% and 42%, respectively, through the expansion of various lending products.

     Traditional factored accounts are short-term trade receivables primarily from department and general merchandise retailers. These accounts, which are purchased from approximately 575 clients, are highly liquid with an average turnover of 51 days, and are managed continuously by evaluating the consolidated exposure from all clients to a particular customer. Credit files are maintained for approximately 208,000 customers in order to control this credit exposure.

     Vendor Finance originates equipment loans and leases generally made with recourse to the vendor and finances independent finance and leasing companies. Commercial Equipment Finance provides financing of equipment that is essential to a borrower's operations. Business Credit provides loans secured primarily by receivables and inventory and to a lesser extent, by property, plant and equipment.

     The asset based portfolio and revenues are presented below:

                                                                         DECEMBER 31,
                                                                   -------------------------
                                                                    1994     1993     1992
                                                                   -------  -------  -------
                                                                     (DOLLARS IN MILLIONS)
    Current Asset Management.....................................  $   768  $   713  $   677
    Vendor Finance...............................................      561      410      316
    Commercial Equipment Finance.................................      344      168       17
    Business Credit..............................................      300      103       --
    First Capital................................................       98       55       30
    Other........................................................       32       63       48
                                                                   -------  -------  -------
         Total lending assets....................................  $ 2,103  $ 1,512  $ 1,088
    Investments..................................................       --       --        1
                                                                   -------  -------  -------
         Total lending assets and investments....................  $ 2,103  $ 1,512  $ 1,089
                                                                    ======   ======   ======
    Nonearning assets............................................  $     8  $    16  $    18
                                                                    ======   ======   ======
    Ratio of nonearning assets to total lending assets...........     0.4%     1.0%     1.6%
                                                                    ======   ======   ======

     The lending assets in each of the asset based categories grew significantly while the low level of nonearning assets decreased during 1994.

                                                                        FOR THE YEAR ENDED
                                                                           DECEMBER 31,
                                                                        -------------------
                                                                        1994   1993   1992
                                                                        -----  -----  -----
                                                                            (DOLLARS IN
                                                                             MILLIONS)
    Interest income...................................................  $ 143  $  89  $  65
    Fees and other income.............................................     71     62     58
                                                                        -----  -----  -----
         Total revenues...............................................  $ 214  $ 151  $ 123
                                                                         ====   ====   ====
    Net writedowns....................................................  $  19  $  12  $   9
                                                                         ====   ====   ====
    Ratio of net client writedowns to average lending assets..........   .63%   .42%   .38%
                                                                         ====   ====   ====
    Factoring customer net writedowns to factoring volume.............   .11%   .10%   .08%
                                                                         ====   ====   ====

     The revenues generated by asset based businesses increased $63 million or 42% primarily as the result of higher funds levels and the effects of the increasing interest rate environment. Although these increases were partially offset by competitive pressures on pricing, these products continued to demonstrate favorable credit experience as evidenced by the ratios of net client writedowns to average lending assets and factoring customer net writedowns to factoring volume.

     Specialized finance and investments. The level of specialized financings and investments increased due to new project financings, while exposure to aircraft financings was controlled.

                                                                           DECEMBER 31,
                                                                       --------------------
                                                                       1994    1993    1992
                                                                       ----    ----    ----
                                                                           (DOLLARS IN
                                                                            MILLIONS)
    Aircraft Finance................................................   $202    $199    $202
    Project Investment and Advisory.................................    156      91      50
    Heller Equity Capital...........................................    109      93      55
    Heller Investments..............................................     38      34      21
                                                                       ----    ----    ----
         Total lending assets and investments.......................   $505    $417    $328
                                                                       ----    ----    ----
    Nonearning assets...............................................   $ 20    $ 14    $  5
                                                                       ====    ====    ====

     Aircraft Finance offers financing of commercial aircraft and equipment through leases or junior secured loans to operating lessors. Substantially all of the leasing assets were under lease at December 31, 1994. One aircraft loan underwritten prior to 1990 accounted for the majority of the increase in nonearning assets during 1994.

                                                                        FOR THE YEAR ENDED
                                                                           DECEMBER 31,
                                                                       --------------------
                                                                       1994    1993    1992
                                                                       ----    ----    ----
                                                                           (DOLLARS IN
                                                                            MILLIONS)
    Total revenues..................................................   $ 48    $ 41    $ 25
                                                                       ====    ====    ====
    Net writedowns..................................................   $  2    $  5    $ --
                                                                       ====    ====    ====

     Total revenues increased during 1994 as gains were recognized on a number of equity interests and investments.

     International factoring and asset based finance. The financial information presented includes wholly-owned subsidiaries and joint ventures in commercial finance companies in 19 countries. The majority of the assets of wholly-owned subsidiaries are located in Australia and Singapore, while joint ventures consist of investments in 50% or less owned companies in 17 countries in Europe, Asia and Latin America. A number of these companies hold leading positions in their served markets.

     Consistent with the presentation in the Consolidated Financial Statements, the investment in and income of international joint ventures represents the Company's ownership share of the net assets and income of the less than wholly-owned companies, while the assets, liabilities and results of operations of the wholly-owned companies are consolidated line by line.

                                                                           DECEMBER 31,
                                                                       --------------------
                                                                       1994    1993    1992
                                                                       ----    ----    ----
                                                                           (DOLLARS IN
                                                                            MILLIONS)
    Receivables and investments of wholly-owned international
      subsidiaries..................................................   $180    $129    $120
    Investments in international joint ventures.....................    174     144     140
    Other investments...............................................     20      12      --
                                                                       ----    ----    ----
         Total receivables and investments..........................   $374    $285    $260
                                                                       ====    ====    ====

     The higher level of investments in joint ventures is the result of 1994 joint venture income and additional equity investments made in Argentina and existing joint ventures, net of distributions. The increase in receivables and investments of wholly-owned subsidiaries reflects the growth of factoring receivables in Singapore and Australia. Other investments are comprised of trading securities in Brazil.

                                                                           FOR THE YEAR ENDED
                                                                              DECEMBER 31,
                                                                          --------------------
                                                                          1994    1993    1992
                                                                          ----    ----    ----
                                                                              (DOLLARS IN
                                                                               MILLIONS)
    TOTAL REVENUES:
      Income of international joint ventures...........................   $21     $23     $26
      Revenues from wholly-owned subsidiaries..........................    17      15      18
      Other revenues...................................................     8       1      --
                                                                          ----    ----    ----
    Total international revenues.......................................   $46     $39     $44
                                                                          ====    ====    ====

                                                                           FOR THE YEAR ENDED
                                                                              DECEMBER 31,
                                                                          --------------------
                                                                          1994    1993    1992
                                                                          ----    ----    ----
                                                                              (DOLLARS IN
                                                                               MILLIONS)
    TOTAL INCOME:
      Income of international joint ventures...........................   $21     $23     $26
      Income of wholly-owned subsidiaries..............................     7       4       4
      Other income.....................................................     7       1      --
                                                                          ----    ----    ----
    Total international income.........................................   $35     $28     $30
                                                                          ====    ====    ====

     The $7 million improvement in overall international income principally reflects increased profits from the Asia/Pacific region and gains on Brazilian trading securities. The international income amounts shown above are before the central administration expenses, provisions for losses and costs of financing the Company's investments.

CREDIT MANAGEMENT

     The Company manages credit risk through its underwriting procedures, centralized approval of individual transactions and active portfolio and account management. Underwriting procedures have been developed for each product category which enable the Company to assess a prospective borrower's ability to perform in accordance with established loan terms. These procedures may include analyzing business or property cash flows and collateral values, performing financial sensitivity analyses and assessing potential exit strategies. Financing and restructuring transactions over a certain amount are reviewed by an independent corporate credit function and require approval by a centralized credit committee.

     The Company manages the portfolio by monitoring transaction size and diversification by industry, geographic area and property type. Through these methods, management identifies and limits exposure to unfavorable risks, and seeks favorable financing opportunities. Loan grading systems are used to monitor the performance of loans by product category and an overall risk classification system is used to monitor the risk characteristics of the total portfolio. These systems generally consider debt service coverage, the relationship of loan to underlying business or collateral value, industry characteristics, principal and interest risk and credit enhancements such as guarantees, irrevocable letters of credit and recourse provisions. When problem accounts are identified, professionals that specialize in various industries formulate strategies to accelerate the resolution process. A centralized department, independent of operations, periodically reviews the ongoing credit management of the individual portfolios and reports its findings to senior management and the Audit Committee of the Board of Directors.

PORTFOLIO QUALITY

     During 1994, portfolio quality continued to improve reflecting the lower level of risk in the newer businesses, the favorable performance of real estate and corporate financings originated since 1990, and the continued reduction of the pre-1990 corporate finance and office building portfolios. As a result, nonearning assets decreased $127 million to 4% of total lending assets.

                                                                              DECEMBER 31,
                                                                       --------------------------
                                                                        1994      1993      1992
                                                                       ------    ------    ------
                                                                       (DOLLARS IN MILLIONS)
LENDING ASSETS AND INVESTMENTS:
  Receivables.......................................................   $7,585    $7,012    $7,420
  Repossessed assets................................................       50       216       170
                                                                       ------    ------    ------
       Total lending assets.........................................   $7,635    $7,228    $7,590
  Investments.......................................................      808       514       420
                                                                       ------    ------    ------
       Total lending assets and investments.........................   $8,443    $7,742    $8,010
                                                                       ======    ======    ======
NONEARNING ASSETS:
  Nonearning receivables............................................   $  253    $  214    $  380
  Repossessed assets................................................       50       216       170
                                                                       ------    ------    ------
       Total nonearning assets......................................   $  303    $  430    $  550
                                                                       ======    ======    ======
  Ratio of total nonearning receivables to receivables..............     3.3%      3.1%      5.1%
                                                                       ======    ======    ======
  Ratio of total nonearning assets to total lending assets..........     4.0%      5.9%      7.2%
                                                                       ======    ======    ======
ALLOWANCES FOR LOSSES:
  Allowance for losses of receivables...............................   $  227    $  211    $  221
  Valuation allowance for repossessed assets........................       10        15         9
                                                                       ------    ------    ------
       Total allowances.............................................   $  237    $  226    $  230
                                                                       ======    ======    ======
  Ratio of allowance for losses of receivables to receivables.......     3.0%      3.0%      3.0%
                                                                       ======    ======    ======
  Ratio of allowance for losses of receivables to nonearning
     receivables....................................................      90%       99%       58%
                                                                       ======    ======    ======
DELINQUENCIES:
  Earning loans delinquent 60 days or more..........................   $  103    $  145    $  215
  Ratio of earning loans delinquent 60 days or more to
     receivables....................................................     1.4%      2.1%      2.9%
                                                                       ======    ======    ======
TROUBLED DEBT RESTRUCTURES:.........................................   $   54    $   53    $   57
                                                                       ======    ======    ======

                                                                            FOR THE YEAR ENDED
                                                                               DECEMBER 31,
                                                                           --------------------
                                                                           1994    1993    1992
                                                                           ----    ----    ----
                                                                           (DOLLARS IN MILLIONS)
NET WRITEDOWNS OF LENDING ASSETS:
  Net writedowns........................................................   $179    $213    $193
  Ratio of net writedowns to average lending assets.....................   2.4%    2.8%    2.6%
                                                                           ====    ====    ====

     Nonearning Assets. Receivables are classified as nonearning when there is significant doubt as to the ability of the debtor to meet current contractual terms as evidenced by loan delinquency, reduction of cash flows, deterioration in the loan to value relationship or other considerations. Nonearning assets decreased $127 million, from 5.9% to 4.0% of total lending assets during 1994, through the positive performance of the new portfolio and resolution and writedown of problem accounts. Although the level of nonearning assets is within the 3% to 5% targeted range, the Company will continue to seek to lower the proportion of nonearning assets in the portfolio and reduce credit quality costs. The table below presents nonearning assets by product category.

                                                      NONEARNING ASSETS BY PRODUCT CATEGORY
                                              ------------------------------------------------------
                                                    1994               1993               1992
                                              ----------------   ----------------   ----------------
                                              AMOUNT   PERCENT   AMOUNT   PERCENT   AMOUNT   PERCENT
                                              ------   -------   ------   -------   ------   -------
                                                              (DOLLARS IN MILLIONS)
    Corporate finance.......................   $124       41%     $294       68%     $392       72%
    Real estate finance.....................    150        50       98        23      128        23
    Asset based finance.....................      8         3       16         4       18         3
    Specialized finance and investments.....     20         6       14         3        5         1
    International factoring and asset
      based finance.........................      1        --        8         2        7         1
                                              ------   -------   ------   -------   ------   -------
    Total nonearning assets.................   $303      100%     $430      100%     $550      100%
                                              ======    =====    ======    =====    ======    =====

     Corporate finance nonearning assets decreased $170 million and at December 31, 1994, the remaining corporate finance nonearning assets are principally comprised of four accounts which were underwritten prior to 1990. The increase in real estate nonearning assets is primarily due to two large credits originated prior to 1990. At December 31, 1994, 54% of the real estate nonearning assets represent financings of general purpose office buildings and 30% is due to one apartment credit, underwritten prior to 1990.

     Allowances for Losses. The allowance for losses of receivables is a general reserve available to absorb losses in the entire portfolio. This allowance is established through direct charges to income and losses are charged to the allowance when all or a portion of a receivable is deemed uncollectible. The allowance is reviewed periodically and adjusted when necessary given the size and loss experience of the overall portfolio, the effect of current economic conditions and the collectibility and workout potential of identified risk accounts. The allowance for losses of receivables was maintained at 3% of receivables at December 31, 1994. The ratio of the prior year end total allowance for losses to total net writedowns increased to 126% in 1994 from 108% in the prior year, with further improvement anticipated in 1995. For repossessed assets, if the fair value declines after the time of repossession, a valuation allowance is established to reflect this reduction in value.

     Delinquent Earning Accounts and Troubled Debt Restructurings. The level of delinquent earning accounts changes between periods based on the timing of payments and the effects of changes in general economic conditions on the Company's borrowers. Consistent with the improvement in overall portfolio quality, the ratio of delinquent earning accounts to receivables decreased. Loans in the real estate portfolio accounted for approximately 68% of the troubled debt restructures at December 31, 1994 and 1993.

     Writedowns. Total net writedowns decreased during 1994 as the reduction in corporate finance net writedowns more than offset the increase in net writedowns of the real estate portfolio. Real estate net writedowns continued at a high level principally due to losses on general purpose office building loans originated under the lending philosophy employed prior to 1990.

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                            -----------------------------------------------------------
                                                  1994                 1993                 1992
                                            -----------------    -----------------    -----------------
                                            AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT    PERCENT
                                            ------    -------    ------    -------    ------    -------
                                                               (DOLLARS IN MILLIONS)
     NET WRITEDOWNS OF LENDING ASSETS:
       Corporate finance...................  $ 77        43%      $125        59%      $154        80%
       Real estate finance.................    79         44        71         33        30         16
       Asset based finance.................    19         11        12          6         9          4
       Specialized finance and
          investments......................     2          1         5          2        --         --
       International factoring and asset
          based finance....................     2          1        --         --        --         --
                                            ------    -------    ------    -------    ------    -------
       Total net writedowns................  $179       100%      $213       100%      $193       100%
                                            ======     =====     ======     =====     ======     =====

     While management plans to continue to resolve problem accounts, it believes that, if favorable forecasted economic conditions continue, total net writedowns will decrease again in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     During 1994 lending assets and investments increased $701 million, $878 million of notes and debentures were retired and dividends totaling $32 million were paid on common and preferred stock. To meet these funding requirements, the Company supplemented its improved cash flow from operations by issuing $841 million of senior notes and debentures, increasing commercial paper and short-term borrowings by $470 million, and selling $245 million of securitized mobile home park receivables.

     Leverage and the level of commercial paper and short-term borrowings remain conservative relative to other similarly rated finance companies and are within the ranges targeted by the Company to maintain a strong financial position. The ratio of commercial paper and short-term borrowings to total debt was 38% at December 31, 1994, compared with 33% and 39% at December 31, 1993 and 1992, respectively. The ratio of debt to total stockholders' equity at December 31, 1994, was 4.8x, compared with 4.7x and 5.4x at December 31, 1993 and 1992, respectively.

     The Company plans to continue to be active in issuing senior debt during 1995, primarily due to the need to replace $459 million of maturing debt and support the combined growth of the asset based and other portfolios. The Company also anticipates paying future dividends on common stock, while maintaining its conservative capital structure.

     The Company increased its bank credit facilities to $2.3 billion from $2.1 billion effective May 31, 1994. These arrangements include a $1,150 million three-year credit facility and a $1,150 million one-year credit facility. The one-year credit facility includes a term loan option which expires one year after the option exercise date. In addition, on March 30, 1994 the Company further increased its liquidity support from unaffiliated financial institutions by entering into an agreement to sell, from time to time, an undivided interest in a designated pool of factored accounts receivable of up to $500 million. Under this agreement, the amount of liquidity provided by unaffiliated financial institutions increased to $450 million from $65 million under a similar agreement which it replaced.

     The bank credit facilities together with $500 million in liquidity support from Fuji Bank under the "Keep Well Agreement," and $494 million available under the factored accounts receivable sale program provide the Company with an aggregate amount of $3,294 million of committed credit and sale facilities which represent 134% of outstanding commercial paper and short-term borrowings. Committed credit and sale facilities from unaffiliated entities amounted to 112% of outstanding commercial paper and short-term borrowings at December 31, 1994. The liquidity provided by the bank credit facilities and the Keep Well Agreement remained unused at December 31, 1994. Extensions of the bank credit facilities will be requested in 1995.

     The consolidated international subsidiaries are funded primarily through committed and uncommitted foreign bank credit facilities totaling $47 million and $111 million, respectively, at December 31, 1994.

RISK MANAGEMENT

     The Company maintains a conservative currency and interest rate risk posture by using derivatives as an integral part of its asset/liability management program to reduce its overall level of financial risk. These derivatives, particularly interest rate swap agreements, are used to lower funding costs, diversify sources of funding or alter interest rate exposure arising from mismatches between assets and liabilities.

     Before entering into a derivative agreement, management determines that an inverse correlation exists between the value of a hedged item and the value of the derivative. At the inception of each agreement, management designates the derivative to specific assets, pools of assets or liabilities. The risk that a derivative will become an ineffective hedge is generally limited to the possibility that an asset being hedged will prepay before the related derivative expires. Accordingly, after inception of a hedge, asset/liability managers monitor its effectiveness through an ongoing review of the amounts and maturities of asset, liability and swap positions. This information is reported to the Financial Risk Management Committee ("FRMC") which determines the direction the Company will take with respect to its asset/liability position. This position and the related activities of the FRMC are reported regularly to the Executive Committee of the Board of Directors and to the Board of Directors.

     The Company has numerous swap agreements with commercial banks and investment banking firms with notional amounts aggregating $3.9 billion at December 31, 1994. Before the effect of these swap agreements, the Company's variable rate assets exceeded variable rate liabilities by $1.9 billion or 23% of total assets. After the effect of these interest rate swap agreements, variable rate liabilities exceeded variable rate assets by approximately $171 million or 2% of total assets. The average interest rates paid by the Company on outstanding indebtedness, before and after the effect of swap agreements, during the three years ended December 31, 1994 are summarized below. These swap agreements increased net interest income by $40 million during 1994. If no management actions were taken to alter the gap position existing at December 31, 1994, a one percent parallel shift in the yield curve would have a $3 million effect on 1995 net interest income.

                                                                                    WEIGHTED
                                                  INTEREST         INTEREST          AVERAGE
                                                    RATES            RATES          INTEREST
                                                ON OTHER DEBT    ON OTHER DEBT        RATES
                                   INTEREST     EXCLUDING THE    INCLUDING THE    INCLUDING THE
                                   RATES ON       EFFECT OF        EFFECT OF        EFFECT OF
                                  COMMERCIAL        SWAP             SWAP             SWAP
                YEAR                PAPER        AGREEMENTS       AGREEMENTS       AGREEMENTS
     --------------------------   ----------    -------------    -------------    -------------
     1994......................       4.6%           7.1%             6.0%             5.5%
     1993......................       3.4            7.0              4.9              4.4
     1992......................       3.9            7.6              5.3              4.7

     In addition, at December 31, 1994, the Company entered into $212 million of foreign currency forward exchange contracts in order to hedge the exposure to foreign currency fluctuations arising from the translation of international earnings and investments.

ACCOUNTING DEVELOPMENTS

     The Financial Accounting Standards Board has released Statements of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," and No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosure," which the Company is required to adopt no later than 1995. SFAS 114 requires impaired loans to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the value of the collateral if the loan is collateral dependent.

     SFAS Nos. 114 and 118 require changes in the disclosures of impaired loans. When the Company adopts the provisions of these statements, receivables that are now treated as in-substance repossessed collateral will be presented as impaired receivables until the underlying collateral is physically possessed or legally foreclosed by the Company, at which time it will be presented as a repossessed asset. Upon adoption, this provision will be retroactively applied resulting in the reclassification of $31 million of in-substance repossessed assets to impaired receivables at December 31, 1994. The Company does not expect the adoption of these pronouncements to have a material effect on its results of operations or financial position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

          MANAGEMENT REPORT ON RESPONSIBILITY FOR FINANCIAL REPORTING

     The management of Heller Financial, Inc. and its subsidiaries has the responsibility for preparing the accompanying financial statements and is responsible for their integrity and objectivity. The statements were prepared in accordance with generally accepted accounting principles and are not misstated due to material fraud or error. The financial statements include amounts that are based on management's best estimates and judgments. Management also prepared the other information in the December 31, 1994 annual report filed on Form 10-K and is responsible for its accuracy and consistency with the financial statements.

     The Company's financial statements have been audited by Arthur Andersen LLP, independent public accountants selected by the holder of the common stock. Management has made available to Arthur Andersen LLP all the Company's financial records and related data, as well as the minutes of the stockholders' and directors' meetings. Furthermore, management believes that all representations made to Arthur Andersen LLP during its audit were valid and appropriate.

     Management of the Company has established and maintains a system of internal control that provides reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition, and the prevention and detection of fraudulent financial reporting. The system of internal control provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees with significant roles in the financial reporting process and updated as necessary. Management monitors the system of internal control for compliance. The Company maintains an internal auditing program that independently assesses the effectiveness of internal controls and recommends possible improvements. The Company's independent public accountants have developed an overall understanding of our accounting and financial controls and have conducted other tests they consider necessary to support their opinion on the financial statements. Management has considered the internal auditors' and Arthur Andersen LLP's recommendations concerning the Company's system of internal control and has taken actions that it believes are cost-effective in the circumstances to respond appropriately to these recommendations. Management believes that, as of December 31, 1994, the Company's system of internal control is adequate to accomplish the objectives discussed above.

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

                                            RICHARD J. ALMEIDA
                                            Executive Vice President and
                                            Chief Financial Officer

                                            ANTHONY O'B. BEIRNE
                                            Senior Vice President and Controller

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Heller Financial, Inc.:

     We have audited the accompanying consolidated balance sheets of HELLER FINANCIAL, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1994 and 1993, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heller Financial, Inc. and Subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

     We have also previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets as of December 31, 1992, 1991 and 1990, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 1991 (none of which are presented herein), and we have expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the selected financial data for each of the five years in the period ending December 31, 1994, appearing on page 6 is fairly stated in all material respects in relation to the consolidated financial statements from which it has been derived.

                                            ARTHUR ANDERSEN LLP

Chicago, Illinois,
January 26, 1995

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (IN MILLIONS, EXCEPT FOR INFORMATION ON SHARES)

                                     ASSETS

                                                                                 DECEMBER 31,
                                                                               ----------------
                                                                                1994      1993
                                                                               ------    ------
Cash and cash equivalents...................................................   $   99    $  170
Receivables (Note 2)
  Commercial loans
     Term loans.............................................................    2,786     2,807
     Revolving loans........................................................    1,071       935
  Real estate loans.........................................................    2,000     1,886
  Equipment loans and leases................................................      943       664
  Factored accounts receivable..............................................      785       720
                                                                               ------    ------
          Total receivables.................................................    7,585     7,012
  Less: Allowance for losses of receivables (Note 2)........................      227       211
                                                                               ------    ------
          Net receivables...................................................    7,358     6,801
Investments (Note 3)........................................................      634       370
Investments in international joint ventures.................................      174       144
Other assets (Note 3).......................................................      211       428
                                                                               ------    ------
                                                                               $8,476    $7,913
                                                                               ======    ======

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Senior debt (Note 4)
  Commercial paper and short-term borrowings................................   $2,451    $1,981
  Notes and debentures......................................................    3,930     3,893
Junior subordinated notes...................................................       --        75
                                                                               ------    ------
          Total debt........................................................    6,381     5,949
Credit balances of factoring clients........................................      452       433
Other payables and accruals.................................................      274       243
                                                                               ------    ------
          Total liabilities.................................................    7,107     6,625
Minority interest in equity of Heller International Group, Inc..............       39        35
Stockholders' equity (Notes 8 and 9)
  Cumulative Perpetual Senior Preferred Stock, Series A ("Perpetual
     Preferred Stock") ($.01 Par Value; stated value, $25; 8.125%; 5,000,000
     shares authorized and outstanding).....................................      125       125
  Cumulative Convertible Preferred Stock, Series D (No Par Value; 1/2% under
     prime; 1,000 shares authorized and outstanding)........................       25        25
  Common Stock ($.25 Par Value; 1,000 shares authorized; 100 shares
     outstanding) and additional paid-in capital............................      663       663
  Retained earnings.........................................................      517       440
                                                                               ------    ------
          Total stockholders' equity........................................    1,330     1,253
                                                                               ------    ------
                                                                               $8,476    $7,913
                                                                               ======    ======

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)

                                                                          FOR THE YEAR ENDED
                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                        1994     1993     1992
                                                                        ----     ----     ----
Interest income.......................................................  $702     $620     $634
Interest expense......................................................   336      264      295
                                                                        ----     ----     ----
     Net interest income..............................................   366      356      339
Fees and other income.................................................   170      138      101
Income of international joint ventures................................    21       23       26
                                                                        ----     ----     ----
     Operating revenues...............................................   557      517      466
Operating expenses (Note 10)..........................................   195      174      169
Provision for losses (Note 2).........................................   188      210      252
                                                                        ----     ----     ----
     Income before taxes, minority interest and cumulative effect
       of change in accounting principle..............................   174      133       45
Income tax provision (benefit) (Note 12)..............................    51       11       (5)
Minority interest in income of Heller International Group, Inc........     5        5        3
                                                                        ----     ----     ----
     Income before cumulative effect of change in accounting
      principle.......................................................   118      117       47
Cumulative effect of change in accounting principle for income
  taxes...............................................................    --       --       41
                                                                        ----     ----     ----
     Net income.......................................................  $118     $117     $ 88
                                                                        ====     ====     ====

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                                 -------------------------------
                                                                   1994       1993       1992
                                                                  -------    -------    -------
OPERATING ACTIVITIES
  Net income....................................................  $   118    $   117    $    88
  Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for losses.......................................      188        210        252
     Loans originated for resale................................      (90)       (39)       (17)
     Net proceeds from sales of loans originated for resale.....       81         30         11
     Decrease (increase) in net deferred tax asset..............       46        (49)       (65)
     Increase in accounts payable and accrued liabilities.......       11          7          6
     Undistributed income of international joint ventures.......      (12)       (17)       (18)
     Increase (decrease) in interest payable....................       14         (4)        (1)
     Other......................................................       23         23         (4)
                                                                  -------    -------    -------
       Net cash provided by operating activities................      379        278        252
INVESTING ACTIVITIES
  Longer-term loans funded......................................   (2,796)    (1,930)    (1,722)
  Collections of principal......................................    1,836      1,825      1,007
  Sales of longer-term loans....................................      583        248        119
  Net (increase) decrease in short-term loans and advances to
     factoring clients..........................................     (343)        32         50
  Investment in equity interests, equipment on lease, and other
     investments................................................     (158)      (103)      (141)
  Sales of investments and equipment on lease...................       55         29         31
  Other.........................................................      (29)         9        (14)
                                                                  -------    -------    -------
       Net cash (used for) provided by investing activities.....     (852)       110       (670)
FINANCING ACTIVITIES
  Senior note issues............................................      841      1,020      1,853
  Retirement of notes and debentures............................     (878)      (799)    (1,235)
  Increase (decrease) in commercial paper and other short-term
     borrowings.................................................      470       (441)      (375)
  Net decrease (increase) in advances to affiliates.............        2        (25)         7
  Dividends paid on preferred and common stock..................      (32)       (12)        (3)
  Proceeds from Perpetual Preferred Stock issuance..............       --         --        125
  Proceeds from non-recourse debt...............................       --         --         65
  Repurchase of Heller International Group, Inc. Common Stock...       --         --        (22)
  Other.........................................................       (1)        (9)       (12)
                                                                  -------    -------    -------
       Net cash provided by (used for) financing activities.....      402       (266)       403
Effect of exchange rates on cash................................       --         --          2
(Decrease) increase in cash and cash equivalents................      (71)       122        (13)
Cash and cash equivalents at the beginning of the year..........      170         48         61
                                                                  -------    -------    -------
Cash and cash equivalents at the end of the year................  $    99    $   170    $    48
                                                                  =======    =======    =======

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN MILLIONS)

                                                               CUMULATIVE      COMMON
                                                               CONVERTIBLE   STOCK AND
                                                   PERPETUAL    PREFERRED    ADDITIONAL
                                                   PREFERRED     STOCK,       PAID-IN     RETAINED
                                                     STOCK      SERIES D      CAPITAL     EARNINGS   TOTAL
                                                   ---------   -----------   ----------   --------   ------
BALANCE AT DECEMBER 31, 1991.....................    $  --         $25          $689        $254     $  968

Net income.......................................       --          --            --          88         88

Issuance of preferred stock......................      125          --            (4)         --        121

Repurchase of Heller International Group, Inc.
  Common Stock...................................       --          --           (22)         --        (22)

Preferred stock dividends (Notes 8 and 9)........       --          --            --          (3)        (3)

Deferred translation adjustment, net of tax......       --          --            --          (8)        (8)
                                                   ---------       ---       ----------   --------   ------
BALANCE AT DECEMBER 31, 1992.....................      125          25           663         331      1,144

Net income.......................................       --          --            --         117        117

Preferred stock dividends (Notes 8 and 9)........       --          --            --         (12)       (12)

Unrealized gains on securities available for
  sale, net of tax (Note 3)......................       --          --            --           9          9

Deferred translation adjustment, net of tax......       --          --            --          (5)        (5)
                                                   ---------       ---       ----------   --------   ------
BALANCE AT DECEMBER 31, 1993.....................      125          25           663         440      1,253

Net income.......................................       --          --            --         118        118

Preferred stock dividends (Notes 8 and 9)........                                            (12)       (12)

Common stock dividends (Note 9)..................       --          --            --         (20)       (20)

Changes in unrealized gains on securities
  available for sale, net of tax (Note 3)........       --          --            --          (4)        (4)

Deferred translation adjustment, net of tax......       --          --            --          (5)        (5)
                                                   ---------       ---       ----------   --------   ------
BALANCE AT DECEMBER 31, 1994.....................    $ 125         $25          $663        $517     $1,330
                                                   =======     ========      =======      ======     ======

At December 31, 1994, 1993, 1992 and 1991, the retained earnings balance included deferred foreign currency translation adjustments of $(17), $(12), $(7), and $1, respectively. Retained earnings also included $5 and $9 of unrealized gains on securities available for sale, net of tax, at December 31, 1994 and 1993, respectively.

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF ACCOUNTING POLICIES

  Description of the Reporting Entity and Basis of Presentation --

     Heller Financial, Inc. and its subsidiaries ("The Company") are engaged principally in furnishing commercial finance services to businesses in the United States and investing in and operating commercial finance companies throughout the world. All of the common stock of the Company is owned by Heller International Corporation (the "Parent"), which is a wholly-owned subsidiary of The Fuji Bank, Limited ("Fuji Bank") of Tokyo, Japan. Fuji Bank also directly owns 21% of the outstanding shares of Heller International Group, Inc. ("International Group"), a consolidated subsidiary, through which the Company holds its international operations. The remaining 79% of the outstanding shares of International Group are owned by the Company. The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliated companies owned 50% or less are accounted for by the equity method. Certain temporary interests are included in investments and are carried at cost.

  Cash and Cash equivalents --

     Cash and cash equivalents consist of cash deposits maintained in banks and short-term debt securities with original maturities of less than 60 days. The fair value of cash equivalents approximates their carrying value.

  Receivables --

     Receivables are presented net of unearned income and are carried at net realizable value. Unearned income generally includes deferred loan origination and commitment fees, direct loan origination costs and other amounts attributed to the fair value of equity interests and other investments received in connection with certain financings. These amounts are amortized to interest income using the effective interest method over the life of the related loan or commitment period. From time to time, the Company finances certain loans which it may elect to sell if the aggregate amount of these loans reaches a sufficient size and market conditions are favorable. These receivables are also presented net of unearned income and are carried at net realizable value. In the event the Company sells a portion of a loan that it had originated, any deferred fees or discounts relating to the portion of the loan sold are recognized in income as part of the gain or loss on sale. For loan sales that qualify as syndications, fees received are generally recognized in income, subject to certain yield tests, when the syndication is complete.

     As a commercial finance company, income recognition is reviewed on an account by account basis. Collateral is evaluated regularly primarily by assessing the related current and future cash flow streams. Loans are classified as nonearning and all unearned income amortization is suspended when there is significant doubt as to the ability of the debtor to meet current contractual terms. Numerous factors including loan covenant defaults, deteriorating loan-to-value relationships, delinquencies greater than 120 days, the sale of major income generating assets or other major operational or organizational changes may lead to income suspension. An account taken nonearning may be restored to earning status either when all delinquent principal and interest have been paid under the original contractual terms or the account has been restructured and has demonstrated both the capacity to service the amended terms of the debt and adequate loan to value coverage.

     Allowance for Losses -- The allowance for losses of receivables is established through direct charges to income. Losses are charged to the allowance when all or a portion of a receivable is deemed impaired and uncollectible as determined by account management procedures. These procedures include assessing how the borrower is affected by economic and market conditions, evaluating operating performance and reviewing loan-to-value relationships.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

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

     Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," an amendment to SFAS No. 114, require that impairment of a loan be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, at the observable market price of the loan, or at the fair value of the collateral if the loan is collateral dependent. The Company expects to adopt the new standard prospectively in 1995. Adoption of the new standard is not expected to have a significant effect on either the financial statements or current loan valuation procedures related to impaired loans.

  Securitized receivables --

     From time to time certain receivables are securitized and sold to investors with limited recourse. Upon sale of the loans, a gain is recognized for the difference between the net carrying value of the receivables and the fair value of the securities sold. The gain on the sale is reduced by a reserve established for estimated probable future losses. The gain recognized is recorded in fees and other income. Income from the acceleration of discounts and deferred fees attributed to the loans sold is recorded as interest income. The Company may choose to retain a portion of the securitized receivables. Under these circumstances, the amount of the gain related to the retained portion is deferred and amortized over the life of the securities. The retained securities are recorded as debt securities available for sale.

  Investments in Joint Ventures --

     Investments in unconsolidated joint ventures represent investments in companies in 17 foreign countries. The Company accounts for its investments in joint ventures under the equity method of accounting. Under this method, the Company recognizes its share of the earnings or losses of the joint venture in the period in which they are earned by the joint venture. Dividends received from joint ventures reduce the carrying amount of the investment.

  Investments --

     Equity interests and investments -- Investments in warrants, certain common and, preferred stocks and other equity investments which are not subject to the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," are carried at cost. The valuation of these investments is periodically reviewed and the investment balance is written down to reflect declines in value determined to be other than temporary. Gains or losses recognized upon sale or write-down of these investments is recorded in fees and other income.

     Equipment on lease -- Aircraft and related equipment under lease are recorded at cost and depreciated over their estimated useful lives principally using the straight line method. Rental revenue is reported over the lease term as it becomes receivable according to the provisions of the lease.

     Available for sale, trading, and held to maturity securities -- Investments designated as available for sale securities are carried at fair value using the specific identification method with unrealized gains or losses included in stockholders' equity, net of related taxes. Trading securities are carried at fair value with the related unrealized gains or losses included currently in fees and other income. Securities that are held to

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
maturity such as $72 million of short-term debt securities included in cash equivalents, are recorded at amortized cost but are written down to fair value to reflect declines in value determined to be other than temporary.

     Acquisition, development, and construction investments -- The Company provides financing through certain loan arrangements that are recorded as investments by the Company. These investments are accounted for under the cost recovery method. Income is generally recognized only to the extent that cash received exceeds the investment carrying amount.

  Other Assets --

     Repossessed Assets -- Assets which have been legally or substantively acquired in satisfaction of receivables are carried at fair value less selling costs and are included in other assets, net of the related valuation allowance. After repossession, operating costs are expensed and cash receipts are applied to reduce the asset balance. In connection with the adoption of SFAS No. 114 in 1995, an in-substance repossessed receivable will be presented as an impaired receivable until the related collateral is physically possessed or legally foreclosed by the Company, at which time it will be accounted for as a repossessed asset.

  Income Taxes --

     The Company and its wholly-owned domestic subsidiaries are included in the consolidated United States federal income tax return of the Parent. The International Group files a separate United States federal income tax return. The Company reports income tax expense as if it were a separate taxpayer and records future tax benefits as soon as it is more likely than not that such benefits will be realized.

  Derivative Financial Instruments --

     The Company is a party to interest rate swap, cross currency and basis swap agreements which have been designated by the Company to hedge its exposure to interest rate risk on specific assets, pools of assets or liabilities. The swap agreements are generally held to maturity and the differential paid or received under these agreements is recognized over the life of the related agreement.

     The Company periodically enters into forward currency exchange contracts which are designated as hedges of its exposure to foreign currency fluctuations from the translation of its foreign currency denominated investments in certain European and Asian joint ventures and subsidiaries. Through these contracts, the Company primarily sells the local currency and buys U.S. dollars. Gains and losses resulting from translation of foreign currency financial statements and the related effects of the hedges of net investments in joint ventures and subsidiaries outside the United States are accumulated in stockholders' equity, net of related taxes, until the international investment is sold or substantially liquidated.

     The Company also periodically enters into forward currency exchange contracts designated to hedge its exposure to foreign exchange fluctuations resulting from the translation of earnings from certain joint ventures and subsidiaries. These contracts are carried at fair value, with gains or losses included in the determination of net income.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

2. LENDING ASSETS

     Lending assets include receivables and repossessed assets.

  Diversification of Credit Risk --

     Concentrations of lending assets of 5% or more, based on the standard industrial classification of the borrower, are as follows:

                                                                         DECEMBER 31,
                                                            --------------------------------------
                                                                  1994                 1993
                                                            -----------------    -----------------
                                                            AMOUNT    PERCENT    AMOUNT    PERCENT
                                                            ------    -------    ------    -------
                                                                    (DOLLARS IN MILLIONS)
    Department and general merchandise retail stores.....    $673         9%      $506        7%
    Textiles and apparel manufacturing...................     562         7        502        7
    General industrial machines..........................     462         6        450        6
    General purpose office buildings.....................     447         6        504        7
    Food, grocery and other miscellaneous retail.........     443         6        314        4
    Mobile home parks....................................     308         4        414        6
    Apartments...........................................     229         3        371        5

     The majority of lending assets in the department and general merchandise retail stores and textile and apparel manufacturing categories is comprised of factored accounts receivable which represent short-term trade receivables from numerous customers. The general industrial machines classification is distributed among machinery used for many different industrial applications. The receivables in the general purpose office building, mobile home park and apartment categories represent interim financing for properties principally located in major U.S. cities, with no concentration in any one geographic location.

     The Company's corporate finance group provides financing for recapitalizations, refinancings, acquisitions and corporate buy-outs. As of December 31, 1994, total corporate finance lending assets amounted to $3,116 million, consisting of 177 accounts with an average balance of $18 million, to borrowers in a wide variety of industries. Total corporate finance lending assets as of December 31, 1993 were $3,479 million and consisted of 164 accounts having an average balance of $21 million. The corporate finance portfolio is predominantly collateralized by senior liens on the borrower's stock or assets, or both. Such financing transactions are generally considered highly leveraged transactions.

     Commercial loans consist principally of corporate finance and asset based receivables. Asset based receivables are collateralized by inventory, receivables, property, plant and equipment of the borrowers. Real estate loans are principally collateralized by first mortgages on commercial and residential real estate. Equipment loans and leases are secured by the underlying equipment and the Company often has recourse to the equipment vendor.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

  Contractual Maturity of Loan Receivables --

     The contractual maturities of the Company's receivables at December 31, 1994, which are presented in the table below, should not be regarded as a forecast of cash flows (in millions):

                                                                                    AFTER
                                        1995     1996     1997     1998     1999     1999    TOTAL
                                       ------   ------   ------   ------   ------   ------   ------
    Commercial loans.................  $  677   $  693   $  655   $  603   $  609   $  620   $3,857
    Real estate loans................     491      333      209      352      355      260    2,000
    Equipment loans and leases.......     219      178      176      136       79      155      943
    Factored accounts receivable.....     785       --       --       --       --       --      785
                                       ------   ------   ------   ------   ------   ------   ------
    Total............................  $2,172   $1,204   $1,040   $1,091   $1,043   $1,035   $7,585
                                       ======   ======   ======   ======   ======   ======   ======

  Nonearning Assets and Troubled Debt Restructurings --

     The Company has loans for which it has ceased to recognize interest and fee income. The following table sets forth information regarding nonearning receivables and repossessed assets.

                                                                           DECEMBER 31,
                                                                       --------------------
                                                                       1994    1993    1992
                                                                       ----    ----    ----
                                                                          (IN MILLIONS)
     Nonearning receivables.........................................   $253    $214    $380
     Repossessed assets.............................................     50     216     170
                                                                       ----    ----    ----
               Total nonearning assets..............................   $303    $430    $550
                                                                       ====    ====    ====
     Ratio of total nonearning assets to total lending assets.......   4.0%    5.9%    7.2%
                                                                       ====    ====    ====

     Nonearning assets have decreased $127 million to 4.0% from 5.9% of total lending assets during 1994 due to the resolution and writedown of several problem accounts in the corporate finance and real estate portfolios and the favorable performance of loans originated since 1990 in both the core and developing businesses. The remaining nonearning assets are principally comprised of $124 million from corporate finance and $150 million from real estate which are primarily attributed to accounts underwritten prior to 1990.

     Repossessed assets include in-substance repossessions of $31 million, $50 million and $45 million at December 31, 1994, 1993 and 1992, respectively, which were accounted for in the same manner as collateral that had been formally repossessed, even though the Company did not hold legal title. Upon adoption of SFAS No. 114 and SFAS No. 118 in the first quarter of 1995, similar amounts will be reclassified and reported as impaired receivables.

     At December 31, 1994 and 1993, the Company had $54 million and $53 million, respectively, of loans which resulted from troubled debt restructurings. At December 31, 1994, the Company was not committed to lend significant additional funds in connection with nonearning assets or troubled debt restructurings. The following table indicates the effect on income if interest on nonearning loans and troubled debt restructurings outstanding at year-end had been recognized at original contractual rates during the year.

                                                                         YEAR ENDED DECEMBER
                                                                                 31,
                                                                         --------------------
                                                                         1994    1993    1992
                                                                         ----    ----    ----
                                                                            (IN MILLIONS)
     Interest income which would have been recorded...................   $33     $29     $38
     Interest income recorded.........................................    16      10      17
                                                                         ----    ----    ----
     Effect on interest income........................................   $17     $19     $21
                                                                         ====    ====    ====

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

  Allowance for Losses --

     At December 31, 1994, $66 million of the $227 million allowance for losses of receivables was related to nonearning receivables. The changes in the allowance for losses of receivables and in the valuation allowance for repossessed assets were as follows:

                                                                    ALLOWANCE FOR LOSSES OF
                                                                          RECEIVABLES
                                                                    -----------------------
                                                                    1994     1993     1992
                                                                    -----    -----    -----
                                                                         (IN MILLIONS)
     Balance at the beginning of the year........................   $ 211    $ 221    $ 167
     Provision for losses........................................     156      184      241
     Writedowns..................................................    (164)    (214)    (197)
     Recoveries..................................................      22       21       15
     Transfers and other.........................................       2       (1)      (5)
                                                                    -----    -----    -----
     Balance at the end of the year..............................   $ 227    $ 211    $ 221
                                                                    =====    =====    =====

     Writedowns occurring at the time of repossession are considered writedowns of receivables.

                                                                       VALUATION ALLOWANCE
                                                                         FOR REPOSSESSED
                                                                              ASSETS
                                                                       --------------------
                                                                       1994    1993    1992
                                                                       ----    ----    ----
                                                                          (IN MILLIONS)
     Balance at the beginning of the year...........................   $ 15    $  9    $  5
     Provision for losses...........................................     32      26      11
     Writedowns.....................................................    (37)    (20)    (11)
     Transfers and other............................................     --      --       4
                                                                       ----    ----    ----
     Balance at the end of the year.................................   $ 10    $ 15    $  9
                                                                       ====    ====    ====

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

3. INVESTMENTS AND OTHER ASSETS

     The following table sets forth a summary of the major components of investments and other assets (in millions):

                                                                            DECEMBER 31,
                                                                            -------------
                                                                            1994     1993
                                                                            ----     ----
    Investments:
      Equity interests and investments...................................   $275     $155
      Equipment on lease.................................................    166      148
      Available for sale securities
         Debt securities.................................................     49       --
         Equity securities...............................................     23       20
      Trading securities.................................................     20       12
      Other investments..................................................    101       35
                                                                            ----     ----
              Total investments..........................................   $634     $370
                                                                            ====     ====
    Other Assets:
      Repossessed assets.................................................     40      201
      Deferred income tax benefits, net of allowance of $11 and $13 in
         1994 and 1993, respectively.....................................     63      109
      Prepaid expenses and other assets..................................     56       67
      Net advances to affiliates.........................................     29       31
      Furniture, fixtures and equipment..................................     23       20
                                                                            ----     ----
              Total other assets.........................................   $211     $428
                                                                            ====     ====

     Equity interests and investments principally include warrants and common and preferred stocks received in connection with certain financings. During the year ended December 31, 1994, $117 million of positions in repossessed companies were converted to equity investments as a result of significant cash equity infusions into the companies by independent third parties.

     Equipment on lease is comprised of aircraft and related equipment. Noncancellable future minimum rental payments under the leases are $23 million, $20 million, $14 million, $4 million and $2 million for 1995 through 1999. Substantially all equipment was under lease as of December 31, 1994.

     The available for sale debt securities principally consist of subordinated securities retained in connection with the securitization of certain mobile home park receivables during the fourth quarter of 1994. The mobile home park securities mature on dates ranging to 2004 based on the related stated maturity dates of the underlying receivables. The Company has established a reserve of $1 million for estimated probable losses related to these securities.

     The available for sale equity securities are principally comprised of common stocks. Unrealized holding gains on these securities amounted to $16 million and $13 million at December 31, 1994 and 1993, respectively, and are recognized in stockholders' equity net of tax. The Company also realized $6 million in gains from sales of these equity securities during the year ended December 31, 1994 from related proceeds approximating $11 million.

     Repossessed assets are shown net of an allowance of $10 million and $15 million at December 31, 1994 and 1993, respectively. During 1994, $59 million of receivables were classified as repossessed assets and $51 million of repossessed assets were resolved and returned to receivables. The comparable amounts for 1993 were $87 million and $25 million, and for 1992, $132 million and $33 million, respectively.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

     The Company holds certain foreign investments which are classified as trading securities. Net gains of $7 million and $1 million related to these investments were recorded in income for the years ended December 31, 1994 and 1993, respectively.

     Other investments include real estate financings in which the Company receives cash flow or residual participation interests.

4. SENIOR DEBT

     Commercial Paper and Short-Term Borrowings -- The table below sets forth information concerning commercial paper. The average amounts are computed based on the average daily balances outstanding during the year. The Company issues commercial paper with maturities ranging up to 270 days.

                                                                        1994      1993      1992
                                                                       ------    ------    ------
                                                                         (DOLLARS IN MILLIONS)
Commercial Paper:
  End of period borrowings..........................................   $2,338    $1,912    $2,368
  Average borrowings................................................   $2,228    $2,177    $2,728
  Maximum month-end borrowings......................................   $2,486    $2,538    $3,035
  Average interest rate --
     During the year................................................    4.30%     3.16%     3.74%
     During the year, including the effect of commitment fees.......    4.57%     3.42%     3.95%
     At year-end, including the effect of commitment fees...........    5.83%     3.30%     3.56%

     In addition, the consolidated international subsidiaries had short-term borrowings of $113 million, $69 million and $54 million at December 31, 1994, 1993 and 1992, respectively, which are used to finance international operations.

     Available credit and asset sale facilities -- At December 31, 1994, the Company had committed credit and asset sale facilities which totaled $3,294 million. This total includes $2,300 million in bank facilities, $500 million in liquidity support from Fuji Bank as part of the Keep Well Agreement, and $494 million of additional liquidity available under a receivables purchase agreement.

     The receivables purchase agreement expires March 24, 1999 and provides that the Company may sell to Freedom Asset Funding Corporation ("Freedom"), with limited recourse, an undivided interest of up to $500 million in a designated pool of its factored accounts receivable. The Company had sold $6 million of receivables for cash at December 31, 1994. Freedom has entered into a revolving liquidity facility and an operating agreement with Fuji Bank and one of its affiliates. Under the terms of existing debt agreements at December 31, 1994, the Company could have borrowed an additional $6.4 billion of debt.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

     Notes and debentures -- The scheduled maturities of debt outstanding at December 31, 1994, other than commercial paper and short-term borrowings and excluding unamortized discount, are as follows:

                                                         SCHEDULED MATURITIES AT DECEMBER 31,
                                                ------------------------------------------------------
                                                1995    1996    1997    1998    1999    2000    TOTAL
                                                ----    ----    ----    ----    ----    ----    ------
Various fixed rate notes and debentures......   $313    $225    $359    $730    $483    $400    $2,510
     Fixed contractual weighted average
       rate..................................   7.61%   8.83%   6.13%   9.01%   8.37%   6.06%     7.81%
Various floating rate notes and debentures...   $146    $350    $425    $242    $260    $ --    $1,423
     Floating contractual weighted average
       rate..................................   6.56%   6.38%   5.56%   3.43%   6.14%     --      5.61%
Total notes and debentures...................   $459    $575    $784    $972    $743    $400    $3,933

     The Company had fixed rate debt of $2,510 million and $2,405 million at December 31, 1994 and 1993 respectively. At December 31, 1994, total fixed rate debt included $146 million of fixed rate debt denominated in Japanese yen which pays interest at the contractual rate of 3.8%. The Company had fixed the exchange rate of Japanese yen to U.S. dollar at 103 Japanese yen and had an effective rate of interest on this debt of 5.59% at December 31, 1994 due to a cross currency interest rate swap agreement.

     The contractual interest rates for remaining U.S. dollar denominated fixed rate debt range between 5.625% and 9.7% and 5.625% and 13% at December 31, 1994 and 1993, respectively. The weighted average interest rates of the U.S. dollar denominated fixed rate debt at December 31, 1994 and 1993 are 7.12% and 5.22%, after the effect of related swap agreements which converted certain of the Company's fixed rate debt to floating rate debt. Excluding swaps, the weighted average interest rate on this debt would have been 8.06% and 8.28% at December 31, 1994 and 1993, respectively.

     The Company's floating rate debt was $1,423 million and $1,565 million at December 31, 1994 and 1993 respectively, which included $328 million of floating rate debt denominated in Japanese yen. The yen denominated floating rate debt consists of two issuances in principal amounts of $200 million and $128 million. The Company had fixed the exchange rate of Japanese yen to U.S. dollars at 125 and 117 Japanese yen, respectively. The notes combined had an effective interest rate of 6.94% and 3.88% at December 31, 1994 and 1993, respectively, due to cross currency interest rate swap agreements.

     The contractual rates on the remaining U.S. dollar denominated floating rate debt are based primarily on indices such as the Constant Maturity Treasury Index less a range of .12% to .40%, the Federal Funds rate plus .275% to .38%, the three month London Inter-bank Offered Rate plus .17% to .95%, or Prime less 2.28%. The weighted average interest rates on this debt at December 31, 1994 and 1993 including the effect of basis swap agreements, were 6.39% and 3.90%. Excluding the effect of swaps, the weighted average rate on U.S. dollar denominated floating rate debt would have been 6.46% and 4.49% at December 31, 1994 and 1993.

     Notes redeemable solely at the option of the Company prior to the final maturity date are reflected in the table above as maturing on the final maturity date. As part of the Company's liability management program, certain debt issues totaling $70 million were repurchased during 1994 before they were contractually due.

5. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Company is a party to several agreements involving financial instruments with off-balance sheet risk. These instruments are used to meet the financing needs of borrowers and to manage the Company's own exposure to interest rate and currency exchange rate fluctuations. These instruments principally include interest rate swap agreements, forward currency exchange contracts, loan commitments, letters of credit, and guarantees. All of the Company's derivative financial instruments are held for purposes other than trading.

     Derivative financial instruments used for risk management purposes -- Derivatives are used as an integral part of the Company's overall asset/liability management program to manage its exposure to

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
fluctuations in interest rates and currency exchange rates arising from normal business operations. The Company is not an interest rate swap dealer nor is it a trader in derivative securities, and it has not used speculative derivative products for the purpose of generating earnings from changes in market conditions.

     Before entering into a derivative agreement, management determines that an inverse correlation exists between the value of the hedged item and the value of the derivative. At the inception of each agreement, management designates the derivative to specific assets, pools of assets or liabilities. The risk that a derivative will become an ineffective hedge is generally limited to the possibility that an asset or liability being hedged will prepay before the related derivative expires. Accordingly, after inception of a hedge, asset/liability managers monitor its effectiveness through an ongoing review of the amounts and maturities of assets, liabilities and swap positions. This information is reported to the Financial Risk Management Committee (FRMC) which determines the direction the Company will take with respect to its asset/liability position. The asset/liability position of the Company and the related activities of the FRMC are reported regularly to the Executive Committee of the Board of Directors and to the Board of Directors.

     The following table summarizes the notional amounts of the Company's interest rate and foreign exchange contracts. The credit risk associated with these instruments is limited to amounts earned but not collected and to any additional amounts which may be incurred to replace the instrument under then current market conditions. These amounts are substantially less than the notional amounts of these agreements. The Company manages this risk by establishing minimum credit ratings for each counterparty and by limiting the exposure to individual counterparties as measured by the total notional amount and the current replacement cost of existing agreements. The Company has not experienced nonperformance by any counterparty related to its derivative financial instruments.

                                                                            CONTRACT OR
                                                                          NOTIONAL AMOUNT
                                                                         ------------------
                                                                          1994       1993
                                                                         -------    -------
                                                                           (IN MILLIONS)
    Interest rate swap agreements......................................  $ 3,102    $ 2,951
    Cross currency interest rate swap agreements.......................      474        328
    Basis swap agreements..............................................      347        195
    Spot and forward currency exchange contracts.......................      212        201
    Sale of factored accounts receivable...............................        6          6
    Interest rate cap agreements.......................................       --         25

     Interest rate swaps are primarily used to convert fixed rate financings to variable rate debt. Less frequently, when the issuance of debt denominated in a foreign currency is deemed more cost effective, cross currency interest rate swaps are employed to convert foreign currency denominated debt to U.S. dollar denominated debt. The Company also uses swap agreements to alter the characteristics of specific asset pools to more closely match the interest terms of the underlying financing. These agreements enhance the correlation of the interest rate and currency characteristics of the Company's assets and liabilities and thereby mitigate its exposure to interest rate volatility. Basis swap agreements involve the exchange of two different floating rate interest payment obligations and are used to manage the basis risk between different floating rate indices.

     Forwards are contracts for the delivery of an item in which the buyer agrees to take delivery of an instrument or currency at a specified price and future date. The Company periodically enters into forward contracts which hedge its exposure to foreign currency fluctuations from the translation of investments in and earnings from its European and Asian joint ventures and subsidiaries. The Company also periodically enters into forward contracts to hedge receivables denominated in foreign currencies or may purchase foreign currencies in the spot market in order to settle a foreign currency denominated liability.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

     Commitments, letters of credit and guarantees -- The Company generally enters into various commitments, letters of credit and guarantees in response to the financing needs of its customers. As many of the agreements are expected to expire unused, the total commitment amount does not necessarily represent future cash requirements. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to borrowers and the credit quality and collateral policies are similar to those involved in the Company's normal lending transactions. The contractual amount of the Company's commitments, letters of credit and guarantees are shown below:

                                                                           CONTRACT AMOUNT
                                                                           ----------------
                                                                            1994      1993
                                                                           ------    ------
                                                                            (IN MILLIONS)
    Loan commitments....................................................   $1,911    $1,662
    Letters of credit and financial guarantees..........................      504       497
    Factoring credit guarantees.........................................      327       335

     Commitments to fund new borrowers generally have fixed expiration dates and termination clauses and typically require payment of a fee. For factoring credit guarantees, the Company receives a fee for guaranteeing the collectibility of certain factoring clients' accounts receivable. Under this arrangement, clients generally retain the responsibility for collection and bookkeeping. Losses related to these services have historically not been significant. Letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a borrower or an affiliate to a third party. At December 31, 1994, the contractual amount of guarantees includes $20 million related to affiliates.

     Other financial instruments with off-balance sheet risk -- As of December 31, 1994, the Company had sold $6 million of factored receivables for cash, under a receivables purchase agreement with limited recourse. As the average maturity of factored accounts receivable is 51 days and the historical loss experience is substantially less than 1%, the Company's recourse exposure is considered minimal.

6. LEGAL PROCEEDINGS

     The Company is party to a number of legal proceedings as plaintiff and defendant, all arising in the ordinary course of its business. The Company believes that the amounts, if any, which may ultimately be funded or paid with respect to these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

7. RENTAL COMMITMENTS

     The Company and its consolidated subsidiaries have minimum rental commitments under noncancellable operating leases at December 31, 1994, as follows (in millions):

                      1995.......................................   $14
                      1996.......................................    14
                      1997.......................................    13
                      1998.......................................    11
                      1999.......................................    10
                      Thereafter.................................    20
                                                                    ---
                                                                    $82
                                                                    ===

     The total rent expense, net of rental income from subleases, was $17 million, $15 million and $12 million in 1994, 1993 and 1992, respectively.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

8. PREFERRED STOCK

     Redeemable Preferred Stock -- The Company has authorized the issuance of 100,000 shares of a series of preferred stock designated NW Preferred Stock, Class B (No Par Value) ("NW Preferred Stock"), pursuant to the "Keep Well Agreement" between the Company and Fuji Bank wherein, among other things, Fuji Bank has agreed to purchase NW Preferred Stock in an amount required to maintain the Company's net worth at $500 million. The Company's net worth was $1,330 million at December 31, 1994. If and when issued, dividends will be paid quarterly on NW Preferred Stock at a rate per annum equal to 1% over the three-month London Inter-bank Offered Rate. Subject to certain conditions, NW Preferred Stock will be redeemable at the option of the holder within a specified period of time after the end of a calendar quarter in an aggregate amount not greater than the excess of the net worth of the Company as of the end of such calendar quarter over $500 million and at a redemption price equal to the price paid for such stock plus accumulated dividends. No purchases of NW Preferred Stock have been made by Fuji Bank under this agreement.

     Other Preferred Stock -- The Perpetual Preferred Stock is not redeemable prior to September 22, 2000. On or after that date, the Perpetual Preferred Stock will be redeemable at the option of the Company, in whole or in part at a redemption price of $25 per share, plus accrued and unpaid dividends. The Perpetual Preferred Stock ranks senior with respect to payment of dividends and liquidation to other outstanding or authorized preferred stock of the Company.

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

9. DIVIDEND RESTRICTIONS AND PAYMENTS

     Dividends may legally be paid only out of the Company's surplus, as determined under the provisions of the Delaware General Corporation Law, or net profits for either the current or preceding fiscal year, or both. In addition, the Company is prohibited from paying cash dividends on Common Stock or any other preferred stock that ranks, with respect to payment of dividends, equal or junior to the Perpetual Preferred Stock, unless full cumulative dividends on the Perpetual Preferred Stock have been paid.

     The Company declared and paid $10 million of Perpetual Preferred Stock dividends in both 1994 and 1993 and a $1 million dividend in 1992. Dividends declared and paid on the Company's Convertible Preferred Stock amounted to $2 million each year during 1994, 1993 and 1992. The Company also declared and paid a $20 million cash dividend on Common Stock in 1994.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

10. OPERATING EXPENSES

     The following table sets forth a summary of the major components of operating expenses:

                                                                           DECEMBER 31,
                                                                        ------------------
                                                                        1994   1993   1992
                                                                        ----   ----   ----
                                                                          (IN MILLIONS)
    Employee salaries.................................................  $ 79   $ 69   $ 64
    Other compensation................................................    48     43     40
    Space costs.......................................................    17     18     13
    Equipment costs...................................................    13     10     10
    Travel and entertainment..........................................    10      9      7
    Other.............................................................    28     25     35
                                                                        ----   ----   ----
         Total........................................................  $195   $174   $169
                                                                        ====   ====   ====

     The Parent performs services for the Company and charges the Company for the related costs incurred. These charges are reflected in certain of the above captions.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

11. BENEFIT PLANS AND OTHER POST RETIREMENT BENEFITS

     The Company has various incentive compensation plans and a savings and profit-sharing plan which provide for annual contributions to eligible employees based on the Company's achievement of certain financial objectives and employee achievement of certain objectives.

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

     The following table summarizes the funded status of the defined benefit pension plans at December 31, 1994 and 1993:

                                                                              1994        1993
                                                                             -------     -------
                                                                                (IN MILLIONS)
     Actuarial present value of vested benefit obligations................    $   11       $  12
                                                                                ====         ===
     Plan assets at fair value............................................    $   28       $  30
     Projected benefit obligations for service rendered to date...........        23          25
                                                                             -------     -------
       Plan assets in excess of projected benefit obligation..............    $    5       $   5
                                                                                ====         ===
     Prepaid pension cost.................................................    $   --       $   2
                                                                                ====         ===

     In accordance with the provisions of SFAS No. 87 "Employers' Accounting for Pensions" and SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions," the Company adjusts the discount, salary and health care cost trend rates, as well as the rates of return on assets, to reflect market conditions at the measurement date. At December 31, 1994, the Company increased the discount rate used to calculate the projected pension benefit obligation to 8.5%, reflecting the change in the interest rate environment. The increase in the discount rate had no effect on 1994 pension expense, which was $2 million compared to $1 million in 1993 and 1992. The discount rate change is expected to decrease 1995 pension expense by less than $1 million. Due to market conditions, the Company had decreased the discount rate at December 31, 1993 to 7.5% which increased 1994 pension expense by approximately $1 million. The Company also reduced the salary rate assumption from 7% to 6% at December 31, 1993, based on the Company's experience. This rate reduction had no effect on 1993 pension expense but reduced 1994 pension expense by less than $1 million.

     The Company also provides health care benefits for eligible retired employees and their eligible dependents. At December 31, 1994 and 1993, $6 million and $7 million of the transition obligation remains unamortized. This obligation, under the terms of the amended healthcare plan, was calculated using relevant actuarial assumptions and health care cost trend rates projected at annual rates ranging from 11.0% in 1994 to 5.5% in 2004 and thereafter. The effect of a 1.0% annual increase in these assumed cost trend rates would increase the accumulated postretirement benefit obligation by approximately $1 million, while annual service and interest cost components in the aggregate would not be materially affected. Consistent with the changes in the pension plan discount rate at December 31, 1994 and 1993, the discount rate used to calculate the accumulated postretirement benefit obligation was increased to 8.5% at December 31, 1994 from 7.5% at December 31, 1993. The increase in the discount rate at December 31, 1994 had no effect on the 1994 expense and it is expected to decrease 1995 expense by less than $1 million. The decrease in the discount rate at December 31, 1993 increased 1994 expense by less than $1 million. The net postretirement benefit liability and associated expense was $1 million for the years ended December 31, 1994 and 1993, respectively.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

Postretirement benefit expense was less than $.3 million for 1992, when retiree medical claims were expensed as incurred.

12. INCOME TAXES

     Although the Company files a consolidated U.S. tax return with its Parent, the Company reports income tax expense as if it were a separate taxpayer and records deferred tax benefits for deductible temporary differences if it is more likely than not that these benefits will be realized. Included in income tax expense are amounts relating to the International Group, which files a separate United States federal income tax return. Income taxes paid by the International Group amounted to $1 million in 1994 and 1993.

     The provision for income taxes is summarized in the following table:

                                                                       1994    1993    1992
                                                                       ----    ----    ----
                                                                          (IN MILLIONS)
    Current:
      Federal.......................................................   $ 33    $ 75    $ 20
      Utilization of investment, foreign tax and AMT credits........    (29)    (32)     (7)
                                                                       ----    ----    ----
              Net federal...........................................      4      43      13
      State.........................................................     (2)     16       5
      Foreign.......................................................      1       1       1
                                                                       ----    ----    ----
              Total current.........................................      3      60      19
                                                                       ----    ----    ----
    Deferred:
      Federal.......................................................     41     (41)    (21)
      State.........................................................      7      (6)     (3)
      Effect of change in tax rates.................................     --      (2)     --
                                                                       ----    ----    ----
              Total deferred........................................     48     (49)    (24)
                                                                       ----    ----    ----
                                                                       $ 51    $ 11    $ (5)
                                                                       ====    ====    ====

     In accordance with the provisions of the current tax allocation agreement, net payments of $1 million were made to the Parent in 1994 for the Company's estimated current income tax liability. In 1993 and 1992, income taxes paid amounted to $56 million and $24 million, respectively.

     During 1993, the statutory federal income tax rate increased to 35% from 34%, the rate in effect for 1992. The reconciliation between the statutory federal income tax provision and the actual effective tax provision for each of the three years ended December 31 is as follows:

                                                                       1994    1993    1992
                                                                       ----    ----    ----
                                                                          (IN MILLIONS)
    Tax provision at statutory rate.................................   $ 61    $ 47    $ 16
    State and foreign income taxes, net of federal income tax
      effects.......................................................      9      12       2
    Income of foreign subsidiaries..................................    (12)     (9)    (10)
    Actual and deemed foreign distributions.........................      4       1       4
    Resolution of tax issues........................................     (6)     --      (6)
    Change in valuation allowance...................................     (2)    (42)     (4)
    Change in tax rate..............................................     --      (2)     --
    Rate differential between alternative minimum tax and regular
      tax...........................................................     --      --      (3)
                                                                       ----    ----    ----
    Other, net......................................................     (3)      4      (4)
                                                                       ----    ----    ----
                                                                       $ 51    $ 11    $ (5)
                                                                       ====    ====    ====

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

     The tax benefits of deductible temporary differences are shown net of a valuation allowance of $11 million and $13 million, respectively. The valuation allowance was reduced in 1993 and in 1994 as a result of management's increased confidence in the recognition of the benefit of deductible temporary differences.

     The significant components of the deferred tax assets and deferred tax liabilities at December 31, 1994 and 1993 are shown below:

                                                                             DECEMBER 31,
                                                                             -------------
                                                                             1994     1993
                                                                             ----     ----
                                                                             (IN MILLIONS)
    Deferred Tax Assets:
      Allowance for loan losses...........................................   $ 98     $133
      Accrued expenses....................................................     11        7
      Foreign tax credits.................................................      8        4
      Equity interests and other investments..............................      3       --
      Alternative minimum tax credit carryforward.........................      2        1
      Other...............................................................     --        3
                                                                             ----     ----
    Gross deferred tax assets.............................................    122      148
    Valuation allowance...................................................    (11)     (13)
                                                                             ----     ----
    Gross deferred tax assets, net of valuation allowance.................    111      135
                                                                             ----     ----
    Deferred Tax Liabilities:
      Tax benefit of non-consolidated investments.........................   $(28)    $ (1)
      Deferred income from lease financing................................    (12)     (18)
      Unrealized appreciation of securities available for sale............     (3)      (5)
      Equity interests and other investments..............................     --       (2)
      Other...............................................................     (5)      --
                                                                             ----     ----
    Gross deferred tax liabilities........................................    (48)     (26)
                                                                             ----     ----
    Net deferred tax asset................................................   $ 63     $109
                                                                             ====     ====

     Provision has not been made for United States or additional foreign taxes on $82 million of undistributed earnings of subsidiaries outside the United States, as those earnings are intended to be reinvested. Such earnings would become taxable upon the sale or liquidation of these international operations or upon the remittance of dividends. Given the availability of foreign tax credits and various tax planning strategies, management believes any tax liability which may ultimately be paid on these earnings would be substantially less than that computed at the statutory federal income tax rate. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against the Company's U.S. tax liability, if any. The amount of withholding tax that would be payable upon remittance of the entire amount of undistributed earnings would be approximately $9 million.

     During 1994, the Company utilized alternative minimum tax credit and investment tax credit carryforwards of $5 million. The Company had unused foreign tax credit carryforwards of $8 million at December 31, 1994. Due to substantial restrictions on the utilization of foreign tax credits imposed by the Tax Reform Act of 1986, the Company may not be able to utilize a significant portion of foreign tax credit carryforwards prior to expiration. Accordingly, the Company has recognized a valuation allowance equal to the amount of foreign tax credits recorded at December 31, 1994 and 1993.

13. RELATED PARTIES

     Several financial, administrative or other service arrangements exist between the Company and Fuji Bank, the Parent or related affiliates. In management's opinion, the terms of these arrangements are similar to

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
those the Company would have been able to obtain in like agreements with unaffiliated entities in an arms-length transaction.

     Services Provided by Fuji Bank and the Parent for the Company. Certain employees of Fuji Bank and the Parent perform managerial and administrative and other related functions for the Company. The amounts paid to Fuji Bank and the Parent for these services were $2 million and $47 million, respectively for 1994, and $2 million and $44 million for 1993. Additionally, certain subsidiaries of Fuji Bank periodically serve as managers for various offerings of the Company's debt securities and the Fuji Bank and Trust Company may act as registrar and paying agent for certain debt issuances by the Company.

     Services Provided by the Company for Fuji and the Parent. The Company performs services for its affiliates and charges them for the cost of the work performed. The Company may also guarantee the obligations of its clients or the clients of certain joint ventures, under letters of credit issued by financial institutions, some of which are affiliates of the Company. The Company has agreements with the Parent and certain other subsidiaries of the Parent which provide for the Company to receive an annual negotiated fee for servicing assets which have been sold by the Company to the Parent and these affiliates. The Company continues to service these assets and all other direct costs and expenses, including any additional advances made after the date of the agreement, are borne by the subsidiaries of the Parent. The amount of fees for servicing these assets in 1994, 1993 and 1992, was approximately $2 million, $4 million and $5 million, respectively. These amounts are recorded as a reduction of operating expenses in the consolidated statements of income.

     Intercompany Receivables, Transactions and Financial Instruments -- At December 31, 1994 and 1993, other assets include net amounts due from affiliates of $29 million and $31 million, respectively. The amounts are comprised principally of interest bearing demand notes representing amounts due to the Company arising from the interest rate swap agreement with the Parent, advances, administrative fees and costs charged to other subsidiaries of the Parent. The notes bear interest at rates which approximate the average rates on the Company's commercial paper obligations or short-term bank borrowing rates outstanding during the period.

     In the ordinary course of its business, the Company participates in joint financings with certain affiliates. During 1994, the Company paid $17 million to repurchase loan participations which it previously sold to affiliates.

     The Company is party to a $250 million interest rate swap agreement with the Parent which was amended in 1992 and expires July 31, 1995. The Company is also a party to a $200 million interest rate swap agreement with the Parent, effective January 13, 1994 which expires December 15, 2000. The purpose of the agreements is to manage the Company's exposure to interest rate fluctuations. Under these agreements, the Company pays interest to the Parent at a variable rate based on the commercial paper rate published by the Board of Governors of the Federal Reserve System and the Parent pays interest to the Company at fixed rates of 5.0% and 5.57%, respectively. The agreements had the effect of reducing the Company's interest expense by $3 million in 1994, $5 million in 1993, and $7 million in 1992.

     The Company is also a party to a $25 million interest rate swap agreement with Fuji Bank, which became effective in March, 1990 and expires in February, 1995. During 1994 and 1993, $1 million was paid each year to Fuji Bank under this agreement. Additionally, the Company entered into cross-currency basis swap agreements with a subsidiary of Fuji Bank, which had the effect of converting debt denominated in Japanese yen to $148 million of U.S. currency. During 1994 and 1993, $7 million and $4 million, respectively, have been paid to Fuji Bank under these agreements.

     The Company and Fuji Bank are parties to a "Keep Well Agreement," which cannot be terminated by either party prior to December 31, 2000. After December 31, 2000, either Fuji Bank or the Company may terminate the agreement upon 30 business days prior written notice. As long as the Perpetual Preferred Stock is outstanding and held by third parties other than Fuji Bank, the agreement may not be terminated by either

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
party unless the Company has received written certifications from Moody's Investors Services, Inc. and Standard and Poor's Corporation that, upon such termination, the Perpetual Preferred Stock will be rated no lower than "a3" and "A-", respectively. The Keep Well Agreement provides that if the Company should lack sufficient cash or credit facilities to meet its commercial paper obligations, Fuji Bank will lend the Company up to $500 million. That loan would be payable on demand and the proceeds from the loan could only be used by the Company to meet its commercial paper obligations. Commitment fees paid by the Company to Fuji Bank under the agreement amounted to less than $.4 million in 1994, 1993 and 1992. Interest on any loans will be charged at the prime rate of Morgan Guaranty Trust Company of New York plus .25% per annum. No loans have been made by Fuji Bank under this agreement.

     Fuji Bank and one of its subsidiaries provided uncommitted lines of credit to consolidated international subsidiaries totaling $15 million and $13 million at December 31, 1994 and 1993, respectively. Borrowings under these facilities totaled $5 million and $9 million at December 31, 1994 and 1993, respectively. In addition, Fuji Bank provides uncommitted lines of credit to certain international joint ventures.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

14. FAIR VALUE DISCLOSURES

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

     The book values and estimated fair market values of the Company's financial instruments at December 31, 1994 and 1993, are as follows:

                                                                 1994                1993
                                                           ----------------    ----------------
                                                            BOOK      FAIR      BOOK      FAIR
                                                           VALUE     VALUE     VALUE     VALUE
                                                           ------    ------    ------    ------
                                                                      (IN MILLIONS)
    Net receivables.....................................   $7,358    $7,396    $6,801    $6,863
    Total investments...................................   $  634    $  694    $  370    $  421
    Debt................................................   $6,381    $6,412    $5,949    $6,194
    Interest rate swap agreements:
      Interest rate swap agreements in a receivable
         position.......................................   $   11    $    5    $   21    $  176
      Interest rate swap agreements in a payable
         position.......................................   $    2    $    7    $    1    $    8

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. Carrying values approximate fair values for all financial instruments which are not specifically addressed.

     For variable rate receivables that reprice frequently and have no significant credit risk, fair values were assumed to equal carrying values. All other receivables were pooled by loan type and risk rating. The fair value for these receivables was estimated by discounted cash flow analyses, using interest rates equal to the London Inter-bank Offered Rate or the Prime Rate offered as of December 31, 1994 and 1993, plus an adjustment for normal spread, credit quality and the remaining terms of the loans.

     Book and fair values of the trading securities and securities available for sale are based on quoted market prices. The fair values of equity interests and other investments are calculated by first using the Company's business valuation model to determine the estimated value of these investments as of the anticipated exercise date. The business valuation model analyzes the cash flows of the related company and considers values for similar equity investments. The determined value is then discounted back to December 31, 1994 and 1993, using a rate appropriate for returns on equity investments. Although the investments in international joint ventures accounted for by the equity method are not considered financial instruments and as such are not included in the above table, management believes that the fair values of these investments significantly exceed the carrying value of these investments.

     The fair values of the debt and swap agreements were estimated using discounted cash flow analyses, based on current incremental borrowing and swap rates for arrangements with similar terms and remaining maturities, as quoted by independent financial institutions as of December 31, 1994 and 1993. As market interest rates increased during 1994, the fair value of debt decreased relative to book value. Accordingly, the fair value of the interest rate swap agreements moved toward a payable position. The fair values of loan commitments, letters of credit and guarantees are negligible.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

15. FINANCIAL DATA BY REGION

     The following table shows certain financial information by geographic region for the years ended December 31, 1994, 1993 and 1992.

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------------------------
                                            UNITED STATES    EUROPE    ASIA-PACIFIC    OTHER    CONSOLIDATED
                                            -------------    ------    ------------    -----    ------------
                                                                     (IN MILLIONS)
Assets
  1994....................................     $ 7,913        $271         $241         $51        $8,476
  1993....................................       7,457         238          183          35         7,913
  1992....................................       7,652         158          104          38         7,952
Interest income, fees and other income,
  and income of international joint
  ventures
  1994....................................     $   839        $ 24         $ 19         $11        $  893
  1993....................................         742          26           11           2           781
  1992....................................         720          24           11           6           761
Income before taxes, minority interest and
  cumulative effect of change in
  accounting principle
  1994....................................     $   145        $ 12         $  7         $10        $  174
  1993....................................         104          24            4           1           133
  1992....................................          18          19            4           4            45
Net income
  1994....................................     $    92        $ 11         $  6         $ 9        $  118
  1993....................................          89          24            3           1           117
  1992....................................          62          19            3           4            88

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

16. SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following financial information for the calendar quarters of 1994, 1993 and 1992, is unaudited. In the opinion of management, all adjustments necessary to present fairly the results of operations for such periods have been included.

                                                                            QUARTER ENDED
                                                              ------------------------------------------
                                                              MARCH 31    JUNE 30    SEPT. 30    DEC. 31
                                                              --------    -------    --------    -------
                                                                            (IN MILLIONS)
Net interest income --
  1994.....................................................     $ 82       $  90       $ 99       $  95
  1993.....................................................       86          90         92          88
  1992.....................................................       82          82         82          93
Operating revenues --
  1994.....................................................     $140       $ 125       $145       $ 147
  1993.....................................................      118         137        127         135
  1992.....................................................      111         110        115         130
Provision for losses --
  1994.....................................................     $ 50       $  40       $ 48       $  50
  1993.....................................................       48          57         53          52
  1992.....................................................       44          48         51         109
Net income --
  1994.....................................................     $ 28       $  35       $ 30       $  25
  1993.....................................................       25          37         28          27
  1992.....................................................       59          17         11           1

     Net income for the quarter ended March 31, 1992 includes $41 million of income for the cumulative effect of the recognition of a deferred tax asset resulting from the adoption of SFAS No. 109, "Accounting for Income Taxes."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names and ages of all directors and all persons nominated or chosen to become directors and executive officers of the Company as of December 31, 1994, and a biographical summary for each such person appear in the following pages. No family relationship exists among the persons named below.

                      NAME, AGE & POSITIONS                              FROM             TO
- - -----------------------------------------------------------------   ---------------     -------
DIRECTORS
MICHAEL S. BLUM (55)
Director.........................................................   July, 1986          Present
Chairman of the Board and Chief Executive Officer................   November, 1990      Present
Director, Heller International Corporation ("Parent") and
  Heller International Group, Inc. ("International").............   July, 1986          Present
Chairman of the Board and Chief Executive Officer, International;
  Chairman of the Board, Chief Executive Officer and President,
  Parent.........................................................   November, 1990      Present
Director, Chairman of the Board and Chief Executive Officer,
  Heller International Holdings, Inc. ("Holdings")...............   December, 1992      Present
Vice Chairman of the Board.......................................   1987                1990
President, Heller Real Estate Financial Services group...........   1986                1990

HAJIME MAEDA (53)
Director, the Company, Parent, International and Holdings........   nominee*
Managing Director, The Fuji Bank, Limited ("Fuji Bank")..........   November, 1994      Present
Director and General Manager, Fuji Bank, Head Office Corporate
  Banking Division I.............................................   1992                1994
General Manager, Fuji Bank, Business Information Division........   1990                1992
* In December, 1994, Mr. Maeda was nominated to fill the Board positions held by Mr. Kamio and was subsequently elected to those positions in January, 1995.

TOMOHIRO KAMIO (54)
Director, the Company, Parent and International..................   June, 1992          Present**
Director, Holdings...............................................   December, 1992      Present**
Managing Director, Fuji Bank.....................................   May, 1992           Present
Director and General Manager, Fuji Bank, International Planning
  Division.......................................................   1991                1992
Director and General Manager, Fuji Bank, New York Branch.........   1990                1991
Director, the Company and Parent.................................   1990                1991
General Manager, Fuji Bank, Americas Division....................   1989                1990
** Mr. Kamio's term expired in January, 1995 at which time
   Mr. Maeda was elected to fill the Board positions Mr. Kamio had held.

RICHARD J. ALMEIDA (52)
Director, Executive Vice President and Chief Financial Officer,
  the Company, Parent and International..........................   November, 1987      Present
Director, Executive Vice President and Chief Financial Officer,
  Holdings.......................................................   December, 1992      Present

TETSUYA FUKABORI (42)
Director, the Company, Parent and International..................   May, 1992           Present
Senior Vice President, Parent....................................   June, 1992          Present
Director, Holdings...............................................   December, 1992      Present
Senior Vice President, Fuji Bank, Americas Division..............   1990                1992
Senior Vice President, Fuji Bank, New York Office, International
  Project Finance Division.......................................   1990                1990
Senior Manager, Fuji Bank Head Office, Corporate Banking Division
  II.............................................................   1987                1990

                      NAME, AGE & POSITIONS                              FROM             TO
- - -----------------------------------------------------------------   ---------------     -------
HIROKAZU ISHIKAWA (48)
Director, the Company and Parent.................................   May, 1992           Present
General Manager, Fuji Bank, Chicago Branch.......................   April, 1992         Present
Deputy General Manager, Fuji Bank, International Division........   1991                1992
Deputy General Manager, Fuji Bank, Personnel Affairs Division....   1987                1991

MINORU ITOSAKA (45)
Director, the Company, Parent, International and Holdings........   July, 1993          Present
General Manager, Fuji Bank, Americas Division....................   July, 1993          Present
Deputy General Manager, Fuji Bank, International Planning
  Division.......................................................   1989                1993

MARK KESSEL (53)
Director, the Company and Parent.................................   July, 1992          Present
Partner, law firm of Shearman & Sterling.........................   1977                Present
Director, CEI Holdings Corporation, a subsidiary of Graseby
  p.l.c..........................................................   1983                1991

MICHAEL J. LITWIN (47)
Director, the Company and Parent.................................   April, 1990         Present
Senior Group President...........................................   October, 1990       Present
Executive Vice President, International..........................   January, 1989       Present
Executive Vice President, Holdings...............................   December, 1992      Present
President, Leveraged Funding group...............................   1987                1990

DENNIS P. LOCKHART (47)
Director, the Company, Parent and International; President,
  International; Executive Vice President, Parent................   January, 1988       Present
Director and President, Holdings.................................   December, 1992      Present
Director, Tri Valley Corp. ......................................   1981                Present

LAURALEE E. MARTIN (44)
Director, the Company and Parent.................................   May, 1991           Present
Senior Group President...........................................   October, 1990       Present
Director and President, Heller Financial Leasing, Inc. ..........   December, 1993      Present
Executive Vice President, Heller Real Estate Financial
  Services.......................................................   1986                1990

KENJI MIYAMOTO (47)
Director, the Company, Parent, International and Holdings........   May, 1994           Present
General Manager, Fuji Bank, Atlanta Agency.......................   May, 1992           1994
Senior Vice President, Fuji Investment Management Co., Ltd. .....   May, 1987           1992

OSAMU OGURA (37)
Director, the Company and Parent.................................   November, 1994      Present
Deputy General Manager, Fuji Bank, Americas Division.............   November, 1994      Present
Senior Manager, Fuji Bank, Americas Division.....................   1993                1994
Manager, Fuji Bank, International Division.......................   1992                1993
Manager, Fuji Bank, Personnel Affairs Division...................   1987                1992

ATSUSHI TAKANO (49)
Director, the Company and Parent.................................   July, 1992          Present
General Manager, Fuji Bank, New York Branch......................   May, 1994           Present
General Manager, Fuji Bank, Los Angeles Agency...................   1992                1994
General Manager, Fuji Bank, International Treasury Division......   1989                1992
Joint General Manager, Fuji Bank, New York Branch................   1984                1992

                      NAME, AGE & POSITIONS                              FROM             TO
- - -----------------------------------------------------------------   ---------------     -------
MITCHELL F. VERNICK (39)
Director, the Company and Parent.................................   May, 1991           Present
Senior Group President...........................................   October, 1990       Present
Executive Vice President, International..........................   June, 1989          Present
Executive Vice President, Holdings...............................   December, 1992      Present
President, Capital Markets group.................................   1987                1990

KENJI WATANABE (48)
Director, the Company and Parent.................................   May, 1994           Present
General Manager, Fuji Bank, Los Angeles Agency...................   May, 1994           Present
General Manager, Fuji Bank, Hamamatsucho Branch..................   1992                1994
Deputy General Manager, Fuji Head Office, Corporate Banking
  Planning.......................................................   1987                1992

MASASHI YAMAMOTO (48)
Director, the Company and Parent.................................   May, 1992           Present
President, The Fuji Bank and Trust Company, New York.............   April, 1992         Present
Senior Joint General Manager, Fuji Bank, New York Branch.........   1991                1992
Senior Executive Vice President, The Fuji Bank and Trust Company,
  New York Branch................................................   1991                1992
Deputy General Manager, Fuji Bank Head Office, International
  Planning Division..............................................   1987                1991

EXECUTIVE OFFICERS

ANTHONY O'B. BEIRNE (46)
Senior Vice President and Controller, the Company, Parent and
  International..................................................   March, 1988         Present
Senior Vice President and Controller, Holdings...................   December, 1992      Present

JAMES B. CURRIE (46)
Executive Vice President, General Counsel and Secretary, the
  Company, Parent, International and Holdings....................   December, 1993      Present
Senior Vice President, Secretary and General Counsel, Coldwell
  Banker Real Estate Group.......................................   1990                1993
Vice President, Secretary and General Counsel, Coldwell Banker
  Real Estate Group..............................................   1986                1990
Senior Vice President and Director, Sears Savings Bank...........   1990                1993
Vice President, Homart Development Co., Coldwell Banker
  Residential Affiliates, Inc., Coldwell Banker Real Estate and
  Sears Mortgage Corporation.....................................   1990                1993
Vice President and Director, BorrowersChoice Corp. ..............   1991                1993

CHRISTOPHER L. GILLOCK (40)
Senior Vice President, Corporate Development and Investments,
  the Company and Parent.........................................   July, 1990          Present
Managing Director and Senior Vice President, Investment group....   1988                1990

MICHAEL P. GOLDSMITH (41)
Group President, Heller Real Estate Financial Services group.....   April, 1994         Present
Executive Vice President, Division Manager, Project Management
  Organization...................................................   1990                1994

                      NAME, AGE & POSITIONS                              FROM             TO
- - -----------------------------------------------------------------   ---------------     -------
JOHN L. GUY, JR. (42)
Senior Vice President and Treasurer, the Company and Parent......   July, 1992          Present
Senior Vice President, Internal Audit............................   April, 1992         1992
Vice President, Internal Audit...................................   1989                1992

TOMONORI KOBAYASHI (45)
Senior Vice President, Corporate Planning & Administration,
  the Company and Parent.........................................   January, 1991       Present
Senior Vice President, Parent....................................   1990                1991
Deputy General Manager, Fuji Bank, Capital Markets Planning
  Division.......................................................   1987                1990

CHALLIS M. LOWE (49)
Senior Vice President, Human Resources, the Company and Parent...   September, 1993     Present
Senior Vice President, Administrative Services, Sanwa Business
  Credit Corporation.............................................   1985                1993

MICHAEL J. ROCHE (43)
Group President, Current Asset Management group..................   November, 1994      Present
Senior Vice President and Chief Information Officer, Information
  Technology.....................................................   1990                1994
Senior Vice President and Chief Information Officer, Information
  Technology, Parent.............................................   1991                1994
Managing Director, Information Technology, Continental Illinois
  National Bank..................................................   1988                1990

     Each of the officers and directors of the Company are elected at the annual meeting for a term of one year until their successors are duly elected and qualified.

ITEM 11. EXECUTIVE COMPENSATION

     The following information is furnished as to all plan and non-plan compensation awarded to, earned by, or paid to the Chief Executive Officer of the Company and the four next most highly compensated executive officers of the Company (as determined at December 31, 1994) for services rendered in all capacities to the Company and its subsidiaries during the years ended December 31, 1994, 1993 and 1992.

                       SUMMARY COMPENSATION TABLE (1)(2)

                                                                           OTHER ANNUAL         ALL OTHER
                                                                          COMPENSATION($)    COMPENSATION($)
     NAME AND PRINCIPAL POSITION         YEAR    SALARY($)    BONUS($)          (4)                (6)
- - --------------------------------------   ----    ---------    --------    ---------------    ---------------
Michael S. Blum.......................   1994     731,250          (3 )       811,706             4,617
(Chairman of the Board and Chief         1993     656,250     408,713         330,750             4,481
  Executive Officer)                     1992     581,250     478,223         302,831             4,361
Richard J. Almeida....................   1994     291,000          (3 )       229,026             4,620
(Chief Financial Officer)                1993     268,000     150,000         104,435             4,487
                                         1992     259,875     175,000          91,866             4,363
Lauralee E. Martin....................   1994     245,667          (3 )       197,418             4,620
(Senior Group President)                 1993     227,292     150,000          86,632             4,497
                                         1992     201,875     125,000          71,363             4,364
Mitchell F. Vernick...................   1994     245,667          (3 )       300,574(5)          4,620
(Senior Group President)                 1993     230,833     130,000         155,476(5)          4,497
                                         1992     212,250     125,000         125,030(5)          4,363
Dennis P. Lockhart....................   1994     246,667          (3 )       197,418             4,620
(President, Heller International         1993     233,000     115,000          88,808             4,496
  Group, Inc.)                           1992     222,000     110,000          78,477             4,355

- - ---------------
(1) All numbers are rounded to the nearest whole dollar.

(2) Certain executive officers of the Company whose compensation is included above are employed and paid by the Parent. Pursuant to a management agreement between the Company and the Parent, the Company reimburses the Parent for their services.

(3) The cash bonus under the management incentive plan for services rendered to the Company and its subsidiaries during the year ended December 31, 1994 was not calculable as of the date of this report. Such amounts will be disclosed in the Company's annual report for the subsequent fiscal year in the appropriate column for the year in which earned. Annual bonus amounts are earned and accrued during the year shown, and paid subsequent to the end of such year.

(4) Accruals under the Company's Long Term Incentive Plans ("LTIPs") are based upon the Company's performance in one year and are not affected by the Company's performance in subsequent years. As a result, the Company reports annual accruals under its LTIPs as annual compensation as defined by the SEC. During 1994, the Company had a LTIP that commenced on January 1, 1994 and will terminate on December 31, 1996 ("1994-96 LTIP") and the Company also had a LTIP that commenced on January 1, 1992 and terminated on December 31, 1994 ("1992-94 LTIP"). Under the terms of the 1994-96 LTIP, payouts of accruals will be made after the termination of the 1994-96 LTIP to officers who are active employees of the Company and participants in the 1994-96 LTIP through its termination date (subject to exceptions in the case of disability, death or retirement). Payouts of all accruals under the 1992-94 LTIP will be made in March 1995. Accruals under the 1994-96 LTIP and 1992-94 LTIP, respectively, for calendar year 1994 were as follows: Mr. Blum, $395,034 and $415,022; Mr. Almeida, $114,513 and $114,513; Ms.
     Martin, $98,709 and $98,709; Mr. Vernick, $98,709 and $98,709; and Mr.
     Lockhart, $98,709 and $98,709.

    The amount of Other Annual Compensation shown for Mr. Blum includes $1,650 reimbursed during 1994 for the payment of taxes. Perquisites and other personal benefit amounts for each of the named executive officers fall below the minimum level for disclosure and therefore have been excluded.

(5) Significant portions of the 1994, 1993 and 1992 amounts consist of special payments attributable to the performance of specific business units and investments.

(6) Amounts reported reflect the Company's contribution made in the form of a match on amounts deferred by the officer in the Company's Savings and Profit Sharing Plan, that is qualified under Section 501(a) of the Internal Revenue Code. This Plan is available to all employees who work at least 900 hours per year.

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

                      ESTIMATED ANNUAL RETIREMENT BENEFITS

                                          YEARS OF CREDITED SERVICE
        FINAL            -----------------------------------------------------------
       AVERAGE                                                               25 AND
         PAY                5           10           15           20          OVER
- - ---------------------    -------     --------     --------     --------     --------
$100,000.............    $13,000     $ 26,000     $ 39,000     $ 52,000     $ 65,000
 125,000.............     16,250       32,500       48,750       65,000       81,250
 150,000.............     19,500       39,000       58,500       78,000       97,500
 175,000.............     22,750       45,500       68,250       91,000      113,750
 200,000.............     26,000       52,000       78,000      104,000      130,000
 225,000.............     29,250       58,500       87,750      117,000      146,250
 250,000.............     32,500       65,000       97,500      130,000      162,500
 275,000.............     35,750       71,500      107,250      143,000      178,750
 300,000.............     39,000       78,000      117,000      156,000      195,000
 400,000.............     52,000      104,000      156,000      208,000      260,000
 450,000.............     58,500      117,000      175,500      234,000      292,500
 500,000.............     65,000      130,000      195,000      260,000      325,000
 600,000.............     78,000      156,000      234,000      312,000      390,000

     In general, remuneration covered by the retirement plan consists of the annual base salary determined before any salary reduction contributions to the Company's Savings and Profit Sharing Plan.

     The number of years of credited service as of December 31, 1994, and the actual average remuneration for their respective years of credited service with the Company for those individuals listed on the Summary Compensation Table are as follows: Michael S. Blum, $533,333, 8 years 6.5 months, Richard J. Almeida, $256,463, 7 years 5 months, Lauralee E. Martin, $204,696, 8 years 4.5 months, Mitchell F. Vernick, $208,715, 8 years 4.5 months, and Dennis P. Lockhart, $223,813, 7 years.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Michael S. Blum and Tomohiro Kamio served as members of the Compensation Committee of the Board of Directors of the Company throughout calendar year 1994. Kenji Miyamoto served as a member of the Company's Compensation Committee from May 25, 1994 through December 31, 1994. Mr. Miyamoto's predecessor, Osamu Kita, served as a member of the Company's Compensation Committee from January 1, 1994 through May 25, 1994.

     Mr. Blum also served as Chairman and Chief Executive Officer of the Company, and its subsidiaries, International and Holdings. In addition, Mr. Blum served as the Chairman of the Board, Chief Executive Officer and President of the Parent and served as a member of the Compensation Committee of the Parent, International, and Holdings. Messrs. Miyamoto and Kita, each also served as executive officers of the Parent during their tenure as a member of the Compensation Committee of the Company.

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

     No other relationships exist between the members of the Compensation Committee of the Company, the Parent, International or Holdings and the directors and executive officers of those companies.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

VOTING SECURITIES

     The following table sets forth the ownership of all of the outstanding common stock of the Company, as of February 1, 1995:

                        NAME AND ADDRESS                           AMOUNT AND NATURE       PERCENT
                       OF BENEFICIAL OWNER                      OF BENEFICIAL OWNERSHIP    OF CLASS
    ---------------------------------------------------------   -----------------------    --------
    Heller International Corporation (Parent)................          100 Shares             100%
    500 West Monroe Street
    Chicago, Illinois 60661

EQUITY SECURITIES

     All of the outstanding common stock of the Parent is owned by Fuji Bank. As of December 31, 1994, certain directors and executive officers of the Company owned beneficially certain amounts of Fuji Bank's common stock, all as indicated below.

                                  NAME OF                                      AMOUNT OF
                             BENEFICIAL OWNER                             BENEFICIAL OWNERSHIP
    -------------------------------------------------------------------   --------------------
    Michael S. Blum....................................................                   0
    Hajime Maeda.......................................................       20,716 Shares
    Tomohiro Kamio.....................................................       22,974 Shares
    Richard J. Almeida.................................................                   0
    Tetsuya Fukabori...................................................        2,000 Shares
    Hirokazu Ishikawa..................................................        3,258 Shares
    Minoru Itosaka.....................................................        2,848 Shares
    Mark Kessel........................................................                   0
    Michael J. Litwin..................................................                   0
    Dennis P. Lockhart.................................................                   0
    Lauralee E. Martin.................................................                   0
    Kenji Miyamoto.....................................................        2,192 Shares
    Osamu Ogura........................................................                   0
    Atsushi Takano.....................................................        2,714 Shares
    Mitchell Vernick...................................................                   0
    Kenji Watanabe.....................................................        1,410 Shares
    Masashi Yamamoto...................................................        5,305 Shares
                                                                          --------------------
         Total Shares..................................................       63,417 Shares
                                                                            ===============

     In addition, Messrs. Fukabori, Ishikawa, Itosaka, Miyamoto, Ogura, Takano, Watanabe and Yamamoto participate in a Fuji Bank employee stock purchase plan and, as of December 31, 1994, beneficially held a total of approximately 35,469 shares.

     The aggregate number of shares of Fuji Bank common stock that are beneficially owned by the Company's directors and officers, considered as a group, including those shares held in the Fuji Bank employee stock purchase plan, does not exceed 1% of the outstanding shares of such stock.

     The following table sets forth the ownership by all directors, nominees and executive officers, of all outstanding equity securities of the Company, and its subsidiaries, as of February 1, 1995:

                                                  NAME OF                     AMOUNT OF         PERCENT OF
          TITLE OF CLASS                     BENEFICIAL OWNER            BENEFICIAL OWNERSHIP     CLASS
- - ----------------------------------   ---------------------------------   --------------------   ----------
Heller Financial, Inc.
  Cumulative Convertible Preferred
     Stock, Series D..............   Heller International Corporation       1,000 Shares           100%
                                     (Parent)
  8 1/8% Cumulative Perpetual
     Senior Preferred Stock,
     Series A.....................   Michael S. Blum                        4,000 Shares            (a)
                                     Hajime Maeda                               0                    0
                                     Tomohiro Kamio                             0                    0
                                     Richard J. Almeida                         0                    0
                                     Tetsuya Fukabori                           0                    0
                                     Hirokazu Ishikawa                          0                    0
                                     Minoru Itosaka                             0                    0
                                     Mark Kessel                                0                    0
                                     Michael J. Litwin                          0                    0
                                     Dennis P. Lockhart                         0                    0
                                     Lauralee E. Martin                         0                    0
                                     Kenji Miyamoto                             0                    0
                                     Osamu Ogura                                0                    0
                                     Atsushi Takano                             0                    0
                                     Mitchell Vernick                           0                    0
                                     Kenji Watanabe                             0                    0
                                     Masashi Yamamoto                           0                    0
                                     All Directors and Executive
                                     Officers as a Group                       (a)                  (a)

- - ---------------
(a) The aggregate number of shares of 8 1/8% Cumulative Perpetual Senior Preferred Stock, Series A that were beneficially owned did not exceed 1% of the outstanding shares of such stock.

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

     The Agreement further provides that if the Company should lack sufficient cash, other liquid assets or credit facilities to meet its payment obligations on its commercial paper, then Fuji Bank will lend the Company up to $500 million (the "Liquidity Commitment"), payable on demand, which the Company may use only for the purpose of meeting such payment obligations. Any such loan by Fuji Bank to the Company (a "Liquidity Advance") will bear interest at a fluctuating interest rate per annum equal to the announced prime commercial lending rate of Morgan Guaranty Trust Company of New York plus .25% per annum. Each Liquidity Advance will be repayable on demand at any time after the business day following the 29th day after such Liquidity Advance was made. No repayment of the Liquidity Advance will be made during a period of default in the payment of the Company's senior indebtedness for borrowed money.

     No Liquidity Advances or purchases of NW Preferred Stock have been made by Fuji Bank under the Agreement; other infusions of capital in the Company have been made by International.

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

     Neither Fuji Bank nor the Company may terminate the Agreement for any reason prior to December 31, 2000. After December 31, 2000 either Fuji Bank or the Company may terminate the Agreement upon 30 business days' prior written notice. So long as the Perpetual Preferred Stock is outstanding and held by third parties other than Fuji Bank, the Agreement may not be terminated by either party unless the Company has received written certifications from Moody's Investors Services, Inc. and Standard and Poor's Corporation that upon termination the Perpetual Preferred Stock will be rated by them no lower than "a3" and A-, respectively. For these purposes the Preferred Stock will no longer be deemed outstanding at such time as an effective notice of redemption of all of the Preferred Stock shall have been given by the Company and funds sufficient to effectuate such redemption shall have been deposited with the party designated for such purpose in the notice. In addition, any termination of the Keep Well Agreement by the Company must be consented to by Fuji Bank. Any such termination will not relieve the Company of its obligations in respect of any NW Preferred Stock outstanding on the date of termination or the dividends thereon, any amounts owed in respect of Liquidity Advances on the date of termination or the unpaid principal or interest on those Advances or Fuji Bank's fee relating to the Liquidity Commitment. Any such termination will not adversely affect the Company's commercial paper obligations outstanding on the date of termination. The Agreement can be modified or amended by a written agreement of Fuji Bank and the Company. However, no such modification or amendment may change the prohibition against termination before December 31, 2000. Further, no such modification or amendment may adversely affect the Company's then-outstanding commercial paper obligations.

     Under the Agreement, the Company's commercial paper obligations and any other debt instruments are solely the obligations of the Company. The Agreement is not a guarantee by Fuji Bank of the payment of the Company's commercial paper obligations, indebtedness, liabilities or obligations of any kind.

TAX ALLOCATION AGREEMENTS

     Under the terms of the tax allocation agreement between the Parent and the Company, as amended, each company covered by the agreement calculates its current and deferred income taxes based on its separate company taxable income or loss, utilizing separate company net operating losses, tax credits, capital losses and deferred tax assets or liabilities. Under the terms of other tax allocation agreements with certain of the Company's subsidiaries, the Company and the Parent, in calculating their current income taxes, can utilize the taxable income or loss of the subsidiaries.

CERTAIN TRANSACTIONS WITH FUJI BANK AND WITH THE PARENT AND ITS SUBSIDIARIES

     Services Provided by Fuji Bank and the Parent for the Company. Certain employees of Fuji Bank and the Parent perform managerial, administrative and other related functions for the Company. The Company compensates Fuji Bank and the Parent for the use of such individuals' services at a rate which reflects current costs to Fuji Bank and the Parent. The amounts paid to Fuji Bank and the Parent for these services in 1994 were $2 million and $47 million respectively. Additionally, certain subsidiaries of Fuji Bank periodically serve as managers for various offerings of the Company's debt securities and the Fuji Bank and Trust Company may act as registrar and paying agent for certain debt issuances by the Company.

     Services Provided by the Company for Affiliates. The Company performs services for its affiliates and charges them for the cost of the work performed. The Company may also guarantee the obligations of its clients or the clients of certain joint ventures under letters of credit issued by financial institutions, some of which are affiliates of the Company. The Company has agreements with the Parent and certain other subsidiaries of the Parent which provide for the Company to receive an annual negotiated fee for servicing assets which have been sold by the company to the Parent and these affiliates. The Company continues to service these assets and all other direct costs and expenses, including any additional advances made after the date of the agreement, are borne by the subsidiaries of the Parent. The amount of fees for servicing these assets in 1994 was approximately $2 million. Heller Capital Markets Group, Inc. ("CMG"), a wholly-owned subsidiary of the Company, acts as placement agent for the sale of commercial paper issued by the Parent. CMG receives compensation, based upon the face amount of the commercial paper notes sold. For the year ending December 31, 1994, the Parent paid $.3 million to CMG as compensation pursuant to this arrangement. Management believes the terms of this arrangement are similar to those which might apply in any similar arrangement among unaffiliated parties.

     Financial Transactions. In the ordinary course of its business, the Company participates in joint financings with certain affiliates. During 1994, the Company paid $17 million to repurchase loan participations which it previously sold to affiliates. The Company believes that these joint financings with affiliates are on terms similar to those available from unaffiliated financial institutions and the amount paid represents the fair market value of these assets as determined by management.

     Intercompany Receivables and Financial Instruments. At December 31, 1994, net amounts due from affiliates was $29 million. The amounts are comprised principally of interest bearing demand notes representing amounts due to the Company arising from the interest rate swap agreement with the Parent, advances, administrative fees and costs charged to other subsidiaries of the Parent. The notes bear interest at rates which approximate the average rates on the Company's commercial paper obligations or short-term bank borrowing rates outstanding during the period.

     The Company is a party to a master swap agreement with its Parent. The Company and its Parent have entered into two swap transactions under that agreement. The first is a $250 million swap, which was initially entered into in 1985, and was last amended in 1992, in part, to extend the term through July 31, 1995 ("1985 agreement"). The second was a $200 million swap transaction, which commenced on January 13, 1994 and expires on December 15, 2000 (individually the "1994 agreement", collectively with the 1985 agreement the "agreements"). The purpose of the agreements is to manage the Company's exposure to interest rate fluctuations. Under the provisions of these agreements, the Company pays interest to the Parent at a variable rate based on the commercial paper rate published by the Board of Governors of the Federal Reserve System and the Parent pays interest to the Company at a fixed rate of 5.0% and 5.57% under the 1985 and 1994 swap agreements, respectively. The fixed rate was determined based upon prevailing market rates for such transactions at the time of such swap. The agreements had the effect of reducing the Company's interest expense by $3 million in 1994.

     The Company is also a party to a $25 million interest rate swap agreement with Fuji Bank which became effective in March 1990 and expires in February 1995. During 1994, $1 million had been paid to Fuji Bank under this Agreement. Additionally, the Company entered into cross-currency basis swap agreements with a subsidiary of Fuji Bank which had the effect of converting debt denominated in Japanese Yen to $148 million of U.S. currency. During 1994, $7 million had been paid to Fuji Bank under these agreements.

     On February 15, 1985, the Company issued to the Parent 1,000 shares of previously subscribed Cumulative Convertible Preferred Stock, Series D (No Par Value) ("Convertible Preferred Stock"), which has a dividend yield established quarterly at the rate of 1/2% under the announced prime commercial lending rate of Morgan Guaranty Trust Company of New York, cumulative from March 30, 1984 and payable quarterly commencing on March 31, 1989. During 1994, the Company declared and paid $1.5 million of dividends on the Convertible Preferred Stock. The Convertible Preferred Stock is convertible into Common Stock of the Company at the conversion price of one share of Common Stock for each 200 shares of Convertible Preferred Stock. Subject to certain conditions, the Convertible Preferred Stock is redeemable, in whole or in part, at any time at the option of the Company at a redemption price equal to the price paid for such stock plus accumulated dividends. Upon voluntary or involuntary liquidation, the holder of the Convertible Preferred Stock is entitled to be paid an amount equal to the price paid for each share plus accumulated dividends.

CERTAIN OTHER RELATIONSHIPS

     Certain subsidiaries of Fuji Bank serve as managers for various offerings of the Company's debt securities. The fees paid by the Company are similar to those the Company would pay an unaffiliated agent in an arms-length transaction. The Fuji Bank and Trust Company acts as registrar and paying agent for various debt issuances by the Company. Mr. Kessel, a director of the Company and Parent, is a partner of the law firm of Shearman & Sterling which from time to time acts as counsel in certain matters for Fuji Bank and the Company.

     Financial Instruments. On March 30, 1994, the Company entered into a receivables purchase agreement with Freedom Asset Funding Corporation ("Freedom"), which replaced the Dynamic Funding agreement. Under this agreement, which expires March 24, 1999, the Company may sell to Freedom with limited recourse an undivided interest of up to $500 million in a designated pool of its factored accounts receivable. As of December 31, 1994, the Company had sold a $6 million interest to Freedom for cash. Freedom has entered into a revolving liquidity facility and an operating agreement with Fuji Bank and one of its affiliates.

     Fuji Bank and one of its subsidiaries provided uncommitted lines of credit to consolidated international subsidiaries totaling $15 million at December 31, 1994. Borrowings under these facilities totaled $5 million at December 31, 1994. In addition, Fuji Bank provides uncommitted line of credit to certain international joint ventures.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents Filed as Part of This Report:

          1. Financial Statements:

             Heller Financial, Inc. and Subsidiaries --

             Report of Independent Public Accountants -- Arthur Andersen LLP

             Consolidated Balance Sheets -- December 31, 1994 and 1993

             Consolidated Statements of Income for the Years Ended December 31,
                1994, 1993 and 1992

             Consolidated Statements of Cash Flows for the Years Ended December
                31, 1994, 1993 and 1992

             Consolidated Statements of Changes in Stockholders' Equity for the
                Years Ended December 31, 1994, 1993 and 1992

             Notes to Consolidated Financial Statements

          2. Financial Statement Schedules:

             Schedule II -- Heller Financial, Inc. Amounts Receivable From Employees Other Than Related Parties.

             All other schedules are omitted because they are not applicable or because the required information appears in the financial statements or the notes thereto.

        3. Exhibits:

          (3)(a)   Amended and Restated Certificate of Incorporation of the Company as
                   amended on September 2, 1992 [Incorporated by reference to Exhibits 4(a)
                   and 4(b) to the Company's Registration Statement on Form S-3 filed
                   September 4, 1992 (File No. 33-51692)]
          (3)(b)   By-laws of the Company, as amended on June 2, 1992 [Incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for
                   the Fiscal Year Ended December 31, 1992 (File No. 1-6157)]
          (4)(a)   Certificate of Designation, Preferences and Rights of Cumulative
                   Perpetual Senior Preferred Stock, Series A, filed September 16, 1992
                   [Incorporated by reference to Exhibit 4(a) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1992 (File No.
                   1-6157)]
          (4)(b)   Heller Financial, Inc. Standard Multiple-Series Indenture Provisions
                   dated February 5, 1987 [Incorporated by reference to Exhibit (4)(a) to the Company's Registration Statement on Form S-3 dated February 5, 1987
                   (File No. 33-11757)]
          (4)(c)   Form of Indenture dated as of February 5, 1987 between the Company and
                   The First National Bank of Chicago, Trustee, with respect to Senior
                   Securities [Incorporated by reference to Exhibit (4)(b) to the Company's
                   Registration Statement on Form S-3 dated February 5, 1987 (File No.
                   33-11757)]
          (4)(d)   Form of Indenture dated as of February 5, 1987 between the Company and
                   Chemical Bank, Trustee, with respect to Senior Securities [Incorporated by reference to Exhibit (4)(c) to the Company's Registration Statement on
                   Form S-3 dated February 5, 1987 (File No. 33-11757)]
         *(4)(e)   First Supplemental Indenture dated as of December 1, 1989 to the
                   Indenture dated as of February 5, 1987 by and between Chemical Bank, as
                   Trustee and the Company
          (4)(f)   Form of Indenture dated as of September 30, 1991 between the Company and
                   The Bank of New York, Trustee, with respect to Senior Securities.
                   [Incorporated by reference to Exhibit (4)(h) to the Company's
                   Registration Statement on Form S-3 dated September 30, 1991 (File No.
                   33-43020)]
          (4)(g)   Form of Indenture dated as of September 30, 1991 between the Company and
                   Chemical Bank, Trustee, with respect to the Subordinated Securities.
                   [Incorporated by reference to Exhibit (4)(h) to the Company's
                   Registration Statement on Form S-3 dated September 30, 1991 (File No.
                   33-43020)]
          (4)(h)   Form of Indenture dated as of February 24, 1993 between the Company and
                   The First National Bank of Boston, Trustee, with respect to Senior
                   Securities [Incorporated by reference to Exhibit (4)(h) to the Company's
                   Registration Statement on Form S-3 dated February 24, 1993 (File No.
                   33-58716)]
          (4)(i)   Form of Indenture dated as of February 24, 1993 between the Company and
                   The First National Bank of Boston, Trustee with respect to the Junior
                   Subordinated Securities [Incorporated by reference to Exhibit (4)(e) to the Company's Registration Statement on Form S-3 dated February 24, 1993
                   (File No. 33-58716)]

         (10)(a)   Amended and Restated Keep Well Agreement between Fuji Bank and the
                   Company dated as of August 28, 1992 (including, as Appendix A, the Keep
                   Well Agreement dated as of April 23, 1983 between Fuji Bank and the
                   Company) [Incorporated by reference to Exhibit to the Company's
                   Registration Statement on Form S-3 filed September 4, 1992 (File No.
                   33-51692)]
         (10)(b)   Nonrecourse Participation Agreement dated September 30, 1985 between the
                   Company and Interstate [Incorporated by reference to Exhibit 10(b) to the
                   Company's Annual Report on Form 10-K for the Fiscal Year Ended December
                   31, 1992 (File No. 1-6157)]
         (10)(c)   Amendment to Interest Rate Swap Agreement dated July 24, 1992 between the
                   Company and the Parent [Incorporated by reference to Exhibit 10(c) to the
                   Company's Annual Report on Form 10-K for the Fiscal Year Ended December
                   31, 1992 (File No. 1-6157)]
         (10)(d)   Employment Agreement dated November 27, 1990, as amended and restated as of February 3, 1994 between the Parent and Michael S. Blum [Incorporated by reference to Exhibit (10)(d) to the Company's Annual Report on Form
                   10-K for the year ended December 31, 1993 (File No. 1-6157)]
         (10)(e)   Service Agreement dated January 1, 1985 between the Parent and Fuji Bank
                   [Incorporated by reference to Exhibit (10)(e) to the Company's Annual
                   Report on Form 10-K for the Fiscal Year Ended December 31, 1992 (File No.
                   1-6157)]
         (10)(f)   Revised Long-Term Incentive Plan of Heller International Corporation,
                   effective January 1, 1992 [Incorporated by reference to Exhibit (10)(f)
                   to the Company's Annual Report on Form 10-K for the Fiscal Year Ended
                   December 31, 1993 (File No. 1-6157)]
         (10)(g)   Management Incentive Plan (the Parent) [Incorporated by reference to
                   Exhibit (10)(p) to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 filed with the SEC on March 15, 1990 (File No.
                   1-6157)]
         (10)(h)   Supplemental Retirement Benefit Plan, effective October 28, 1987
                   [Incorporated by reference to Exhibit (10)(h) to the Company's Annual
                   Report on Form 10-K for the Fiscal Year Ended December 31, 1992 (File No.
                   1-6157)]
         (10)(i)   Management Agreement dated as of January 1, 1991 between Heller
                   International Corporation and Heller Financial, Inc. [Incorporated by
                   reference to Exhibit (10)(m) to the Company's Quarterly Report on Form
                   10-Q for the period ending March 31, 1991 (File No. 1-6157)]
         (10)(j)   Agreement for the Allocation of Federal, State and Foreign Tax Liability
                   and Benefits Among the Members of the Heller International Corporation
                   Affiliated Group, effective as of January 1, 1993 [Incorporated by reference to Exhibit (10)(j) to the Company's Annual Report on Form 10-K
                   for the Fiscal Year Ended December 31, 1993 (File No. 1-6157)]
         (10)(k)   Heller Financial Inc., Capital Markets Group/Merchant Banking Division
                   Equity Investment Compensation Plan effective August 1, 1988 and letter amendment dated April 18, 1989 [Incorporated by reference to Exhibit
                   10(k) to the Company's Annual Report on Form 10-K for the Fiscal Year
                   Ended December 31, 1992 (File No. 1-6157)]
         (10)(l)   Summary of Special Long Term Incentive Plan [Incorporated by reference to
                   Exhibit (10)(l) to the Company's Annual Report on Form 10-K for the
                   Fiscal Year Ended December 31, 1993 (File No. 1-6157)]

         (10)(m)   January, 1994 Amendment to Interest Rate Swap Agreement, dated July 29,
                   1985 between the Company and the Parent. [Incorporated by reference to
                   Exhibit (10)(m) to the Company's Annual Report on Form 10-K for the
                   Fiscal Year Ended December 31, 1993 (File No. 1-6157)]
        *(10)(n)   Long Term Incentive Plan of Heller International Corporation, effective
                   January 1, 1994.
        *(10)(o)   Deferred Compensation Plan, dated January 1, 1994 as amended on October
                   1, 1994.
        *(10)(p)   Cross Guaranty for the Deferred Compensation Plan
        *(12)      Computation of Ratio of Earnings to Combined Fixed Charges and Preferred
                   Stock Dividends
        *(21)      Subsidiaries of the Registrant
        *(23)      Consent of independent public accountants
        *(24)      Powers of Attorney
        *(27)      Financial Data Schedule

- - ---------------

* Filed herewith.

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

     (b) Current Reports on Form 8-K:

        During the fourth quarter of 1994, the Company filed Current Reports on Form 8-K dated October 27, 1994 and November 1, 1994.

        On January 30, 1995, the Company filed with the U.S. Securities and Exchange Commission a Current Report on Form 8-K, dated January 27, 1995, to announce the Company's earnings for the year ended December 31, 1994.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            Heller Financial, Inc.

                                            By         MICHAEL S. BLUM
                                                      Michael S. Blum
                                               (Chairman and Chief Executive
                                                          Officer)

                                            Dated:        February 6, 1995

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

By:              MICHAEL S. BLUM                  By:                     *
     ----------------------------------------          ----------------------------------------
                 Michael S. Blum                                  Dennis P. Lockhart
                    (Director)                                        (Director)

By:                     *                         By:                     *
     ----------------------------------------          ----------------------------------------
                   Hajime Maeda                                   Lauralee E. Martin
                    (Director)                                        (Director)

By:             RICHARD J. ALMEIDA                By:                     *
     ----------------------------------------          ----------------------------------------
                Richard J. Almeida                                  Kenji Miyamoto
            (Executive Vice President,                                (Director)
      Chief Financial Officer and Director)

By:            ANTHONY O'B. BEIRNE                By:                     *
     ----------------------------------------          ----------------------------------------
               Anthony O'B. Beirne                                   Osamu Ogura
        (Senior Vice President, Controller                            (Director)
          and Chief Accounting Officer)

By:                     *                         By:                     *
     ----------------------------------------          ----------------------------------------
                 Tetsuya Fukabori                                   Atsushi Takano
                    (Director)                                        (Director)

By:                     *                         By:                     *
     ----------------------------------------          ----------------------------------------
                Hirokazu Ishikawa                                Mitchell F. Vernick
                    (Director)                                        (Director)

By:                     *                         By:                     *
     ----------------------------------------          ----------------------------------------
                  Minoru Itosaka                                    Kenji Watanabe
                    (Director)                                        (Director)

By:                     *                         By:                     *
     ----------------------------------------          ----------------------------------------
                   Mark Kessel                                     Masashi Yamamoto
                    (Director)                                        (Director)

By:                     *                         *By:             JAMES B. CURRIE
     ----------------------------------------          ----------------------------------------
                Michael J. Litwin                                  James B. Currie
                    (Director)                                     Attorney-in-Fact

Dated: February 6, 1995

                                  SCHEDULE II

                             HELLER FINANCIAL, INC.
          AMOUNTS RECEIVABLE FROM EMPLOYEES OTHER THAN RELATED PARTIES

                                 BALANCE AT                            FOREIGN     BALANCE AT                         SCHEDULED
                                  BEGINNING                AMOUNTS   TRANSLATION     END OF         DUE    INTEREST    MONTHLY
         NAME OF DEBTOR           OF PERIOD    ADDITIONS   COLLECTED   EFFECTS       PERIOD         DATE     RATE      PAYMENT
- - -------------------------------- -----------   ---------   -------   -----------   -----------      ----   --------   ---------
1994
  Ang Miah Khiang...............  $ 247,176    $  10,334   $36,709     $24,519      $ 245,320(b)    2008      4.0%     $ 2,783
  Seah Yen Goon.................     95,603        4,002    14,980        ,483         94,108(b)    2003      4.0        1,136
  Joyce Teng Jee Hua............         --       61,731       --           --         61,731(c)    2004      5.0          514
  Charles Baldini...............    185,400           --   185,400          --             --(a)     --        --           --
  Chong Mong Ting...............    112,123           --   112,123          --             --(c)    2001      4.0          553
1993
  Ang Miah Khiang...............  $ 264,104           --   $23,079     $ 6,151      $ 247,176(b)    2008      4.0        2,783
  Charles Baldini...............         --      185,400       --           --        185,400(a)     --        --           --
  Chong Mong Ting...............     85,695       89,232    62,804          --        112,123(c)    2001      4.0          553
  Seah Yen Goon.................    102,804           --     9,596       2,395         95,603(b)    2003      4.0        1,136
1992
  Ang Miah Khiang...............  $ 290,450    $  11,169   $37,515          --      $ 264,104(b)    2008      4.0        2,783
  Seah Yen Goon.................    111,813        4,309    13,318          --        102,804(b)    2003      4.0        1,136

- - ---------------
(a) Bridge loan.

(b) The amounts relate to mortgage receivables which are denominated in Singapore dollars.

(c) The amounts relate to car loan receivables which are denominated in Singapore dollars.

                               INDEX TO EXHIBITS

        Exhibit                                                                                                      Sequential
        Number                                               Description                                            Page Number
        ------                                               -----------                                            -----------
          (3)(a)     Amended and Restated Certificate of Incorporation of the Company as amended on September
                     2, 1992 [Incorporated by reference to Exhibits 4(a) and 4(b) to the Company's
                     Registration Statement on Form S-3 filed September 4, 1992 (File No 33-51692)]

          (3)(b)     By-laws of the Company, as amended on June 2, 1992 [Incorporated by reference to Exhibit
                     3(b) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31,
                     1992 (File No 1-6157)]

          (4)(a)     Certificate of Designation, Preferences and Rights of Cumulative Perpetual Senior
                     Preferred Stock, Series A, filed September 16, 1992 [Incorporated by reference to Exhibit
                     4(a) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31,
                     1992 (File No 1-6157)]

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

         *(4)(e)     First Supplemental Indenture dated as of December 1, 1989 to the Indenture dated as of           67-74
                     February 5, 1987 by and between Chemical Bank, as Trustee and the Company

          (4)(f)     Form of Indenture dated as of September 30, 1991 between the Company and The Bank of New
                     York, Trustee, with respect to Senior Securities.  [Incorporated by reference to Exhibit
                     (4)(h) to the Company's Registration Statement on Form S-3 dated September 30, 1991 (File
                     No. 33-43020)]

          (4)(g)     Form of Indenture dated as of September 30, 1991 between the Company and Chemical Bank,
                     Trustee, with respect to the Subordinated Securities.  [Incorporated by reference to
                     Exhibit (4)(h) to the Company's Registration Statement on Form S-3 dated September 30,
                     1991 (File No. 33-43020)]

          (4)(h)     Form of Indenture dated as of February 24, 1993 between the Company and The First National
                     Bank of Boston, Trustee, with respect to Senior Securities  [Incorporated by reference to
                     Exhibit (4)(h) to the Company's Registration Statement on Form S-3 dated February 24, 1993
                     (File No. 33-58716)]

        Exhibit                                                                                                      Sequential
        Number                                               Description                                            Page Number
        ------                                               -----------                                            -----------
          (4) (i)    Form of Indenture dated as of February 24, 1993 between the Company and The First National
                     Bank of Boston, Trustee with respect to the Junior Subordinated Securities [Incorporated by reference to Exhibit (4)(e) to the Company's Registration Statement on Form S-3 dated
                     February 24, 1993 (File No. 33-58716)]

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

         (10)(d)     Employment Agreement dated November 27, 1990, as amended and restated as of February 3,
                     1994 between the Parent and Michael S. Blum [Incorporated by reference to Exhibit (10)(d)
                     to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No.
                     1-6157)]

         (10)(e)     Service Agreement dated January 1, 1985 between the Parent and Fuji Bank [Incorporated by reference to Exhibit (10)(e) to the Company's Annual Report on Form 10-K for the Fiscal Year
                     Ended December 31, 1992 (File No. 1-6157)]

         (10)(f)     Revised Long-Term Incentive Plan of Heller International Corporation, effective January 1,
                     1992 [Incorporated by reference to Exhibit (10)(f) to the Company's Annual Report on Form
                     10-K for the Fiscal Year Ended December 31, 1993 (File No. 1-6157)]

         (10)(g)     Management Incentive Plan (the Parent) [Incorporated by reference to Exhibit (10)(p) to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 filed with the SEC on March 15, 1990 (File No. 1-6157)]

         (10)(h)     Supplemental Retirement Benefit Plan, effective October 28, 1987 [Incorporated by reference to Exhibit (10)(h) to the Company's Annual Report on Form 10-K for the Fiscal Year
                     Ended December 31, 1992 (File No 1-6157)]

         (10)(i)     Management Agreement dated as of January 1, 1991 between Heller International Corporation and Heller Financial, Inc. [Incorporated by reference to Exhibit (10)(m) to the Company's
                     Quarterly Report on Form 10-Q for the period ending March 31, 1991 (File No. 1-6157)]

         (10)(j)     Agreement for the Allocation of Federal, State and Foreign Tax Liability and Benefits
                     Among the Members of the Heller International Corporation Affiliated Group, effective as of January 1, 1993 [Incorporated by reference to Exhibit (10)(j) to the Company's Annual
                     Report on Form 10-K for the Fiscal Year Ended December 31, 1993 (File No. 1-6157)]

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

        Exhibit                                                                                                      Sequential
        Number                                               Description                                            Page Number
        ------                                               -----------                                            -----------
         (10)(l)     Summary of Special Long Term Incentive Plan [Incorporated by reference to Exhibit (10)(l)
                     to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1993
                     (File No. 1-6157)]

         (10)(m)     January, 1994 Amendment to Interest Rate Swap Agreement, dated July 29, 1985 between the
                     Company and the Parent. [Incorporated by reference to Exhibit (10)(m) to the Company's
                     Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1993 (File No. 1-6157)]

        *(10)(n)     Long Term Incentive Plan of Heller International Corporation, effective January 1, 1994.         75-77

        *(10)(o)     Deferred Compensation Plan, dated January 1, 1994 as amended on October 1, 1994.                 78-90

        *(10)(p)     Cross Guaranty for the Deferred Compensation Plan                                                91-93

        *(12)        Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends         94

        *(21)        Subsidiaries of the Registrant                                                                   95

        *(23)        Consent of independent public accountants                                                        96

        *(24)        Powers of Attorney                                                                               97-110

        *(27)        Financial Data Schedule                                                                          111
- - ---------------------

*       Filed herewith.