Form 10-Q
period 1995-03-31
HELLER FINANCIAL INC
filed 1995-05-04
CIK 46738

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549


                                   FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 1995 PURSUANT TO SECTION 13
- ---  OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934


                         Commission file number 1-6157

                             HELLER FINANCIAL, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                              36-1208070
- -------------------------------                              ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

500 W. Monroe Street, Chicago, Illinois                             60661
- ---------------------------------------                           ----------
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

   100 shares of Common Stock, $.25 par value, outstanding at May 4, 1995.

================================================================================

                         PART I. FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                (in millions, except for information on shares)

                                    ASSETS                           March 31,   December 31,
                                                                       1995          1994
                                                                    ----------   ------------
                                                                   (unaudited)
Cash and cash equivalents........................................       $   61         $   99
Receivables (Note 2)
Commercial loans
  Term loans.....................................................        2,755          2,786
  Revolving loans................................................        1,467          1,071
Real estate loans................................................        1,939          2,031
Equipment loans and leases.......................................        1,013            943
Factored accounts receivable.....................................          866            785
                                                                        ------         ------
     Total receivables...........................................        8,040          7,616
Less: Allowance for losses of receivables (Note 2)...............          240            231
                                                                        ------         ------
     Net receivables.............................................        7,800          7,385
Investments......................................................          679            634
Investments in international joint ventures......................          215            174
Other assets.....................................................          198            184
                                                                        ------         ------
                                                                        $8,953         $8,476
                                                                        ======         ======

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Senior debt
 Commercial paper and short-term borrowings......................       $2,701         $2,451
 Notes and debentures (Note 3)...................................        4,089          3,930
                                                                        ------         ------
     Total debt..................................................        6,790          6,381
Credit balances of factoring clients.............................          498            452
Other payables and accruals......................................          266            274
                                                                        ------         ------
     Total liabilities...........................................        7,554          7,107
Minority interest in equity of Heller International Group, Inc...           42             39
Stockholders' equity
  Cumulative Perpetual Senior Preferred Stock, Series A
   ($.01 Par Value; stated value, $25; 8.125%;
   5,000,000 shares authorized and outstanding)..................          125            125
  Cumulative Convertible Preferred Stock, Series D
   (No Par Value; 1/2% under prime; 1,000 shares
   authorized and outstanding)...................................           25             25
  Common Stock ($.25 Par Value; 1,000 shares authorized;
   100 shares outstanding) and additional paid-in capital........          663            663
  Retained earnings..............................................          544            517
                                                                        ------         ------
     Total stockholders' equity..................................        1,357          1,330
                                                                        ------         ------
                                                                        $8,953         $8,476
                                                                        ======         ======

     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (in millions)

                                                                   For the Three Months
                                                                      Ended March 31,
                                                                   ---------------------
                                                                       1995        1994
                                                                   ------------   ------
                                                                         (unaudited)
Interest income..................................................         $ 206    $ 151

Interest expense.................................................           112       69
                                                                          -----    -----

  Net interest income............................................            94       82

Fees and other income............................................            44       53

Income of international joint ventures...........................             8        5
                                                                          -----    -----

  Operating revenues.............................................           146      140

Operating expenses...............................................            50       44

Provision for losses.............................................            50       50
                                                                          -----    -----

  Income before taxes and minority interest in income of
  Heller International Group, Inc................................            46       46

Income tax provision.............................................            15       17

Minority interest in income of Heller International Group, Inc...             1        1
                                                                          -----    -----

Net income.......................................................         $  30    $  28
                                                                          =====    =====


                      CONSOLIDATED CONDENSED STATEMENTS OF
                          CHANGES IN RETAINED EARNINGS
                                 (in millions)

                                                                           For the Three Months
                                                                             Ended March 31,
                                                                          ----------------------
                                                                              1995        1994
                                                                          -------------  -------
                                                                               (unaudited)
  Retained earnings at the beginning of the periods.....................         $ 517    $ 440
     Net income.........................................................            30       28
     Common stock dividends.............................................           (10)
     Preferred stock dividends..........................................            (3)      (3)
     Changes in unrealized net gains on securities available for sale,
    net of tax..........................................................             5       (3)
     Deferred translation adjustment, net of tax........................             5       (3)
                                                                                 -----    -----
  Retained earnings at March 31, 1995 and 1994..........................         $ 544    $ 459
                                                                                 =====    =====

  The retained earnings balance includes deferred foreign currency translation adjustments of $(12) and $(15) and unrealized net gains on securities available for sale of $10 and $6 at March 31, 1995 and 1994, respectively.


     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in millions)

                                                                   For the Three Months
                                                                     Ended March 31,
                                                                  ----------------------
                                                                    1995          1994
                                                                  --------       -------
                                                                       (unaudited)
OPERATING ACTIVITIES
  Net income....................................................    $  30        $   28
  Adjustments to reconcile net income to net
  cash provided by operating activities:
   Provision for losses.........................................       50            50
   Loans originated for resale..................................      (17)          (16)
   Net proceeds from sales of loans originated for resale.......       19            17
   Decrease in net deferred tax asset...........................                     10
   Decrease in accounts payable and accrued liabilities.........      (10)           (3)
   Undistributed income of international joint ventures.........       (8)           (5)
   Decrease in interest payable.................................       (2)          (11)
   Other........................................................        7             4
                                                                    -----        ------
     Net cash provided by operating activities..................       69            74

INVESTING ACTIVITIES
  Longer-term loans funded......................................     (720)         (685)
  Collections of principal......................................      491           419
  Sales of longer-term loans....................................      148            65
  Net increase in short-term loans and
   advances to factoring clients................................     (386)         (231)
  Investment in equity interests, equipment on lease,
   and other investments........................................      (39)           (8)
  Sales of investments and equipment on lease...................        7            28
  Other.........................................................      (25)            4
                                                                    -----        ------
     Net cash used for investing activities.....................     (524)         (408)

FINANCING ACTIVITIES
  Senior note issues............................................      228            42
  Retirement of notes and debentures............................      (70)         (220)
  Increase in commercial paper and other short-term borrowings..      250           422
  Net decrease (increase) in advances to affiliates.............       22            (3)
  Dividends paid on common and preferred stock..................      (13)           (3)
                                                                    -----        ------
     Net cash provided by financing activities..................      417           238
                                                                    -----        ------
  Decrease in cash and cash equivalents.........................      (38)          (96)
  Cash and cash equivalents at the beginning of the period......       99           170
                                                                    -----        ------
  Cash and cash equivalents at the end of the period............    $  61        $   74
                                                                    =====        ======


     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)


(1)  Basis of Presentation

  These consolidated condensed financial statements should be read with the financial statements and notes included in the annual report on Form 10-K of Heller Financial, Inc. (the "Company") for the year ended December 31, 1994. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in these financial statements and were of a normal, recurring nature.

(2)  Impaired Receivables and Repossessed Assets

  The Company does not recognize interest and fee income on impaired receivables classified as nonearning and on repossessed assets, which are set forth in the following table:

                                                            March 31,      December 31,
                                                              1995            1994
                                                           ----------      ------------
(in millions)

Impaired receivables......................................      $ 265             $ 284
Repossessed assets........................................         62                19
                                                                -----             -----
 Total nonearning assets..................................      $ 327             $ 303
                                                                =====             =====
Ratio of total nonearning assets to total lending assets..       4.0%              4.0%
                                                                =====             =====

  Effective January 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and the related disclosure requirements of SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure." These pronouncements require that impaired receivables be measured based on the present value of expected future cash flows discounted at the receivable's effective interest rate. Impairment may also be measured based on the receivable's observable market price or based on the fair value of the collateral if the receivable is collateral dependent. When the recorded balance of an impaired receivable exceeds the relevant measure of value, impairment is recorded through an increase in the provision for the allowance for losses of receivables.

  The Company had previously measured receivable impairment using methods consistent with those prescribed in SFAS No. 114. Accordingly, upon adoption of these statements, there was no effect to total nonearning assets nor to the total allowance for losses as previously reported at December 31, 1994.

  SFAS Nos. 114 and 118 also require changes in the presentation and disclosure of certain impaired receivables. Receivables that were considered in-substance repossessions of collateral are now presented as impaired receivables until the underlying collateral is physically possessed or legally foreclosed. Upon adoption, this provision was retroactively applied resulting in the reclassification of $31 million of in-substance repossessed assets to impaired receivables and $4 million of related valuation allowance to the allowance for losses of receivables at December 31, 1994. The average recorded investment in nonearning impaired receivables was $295 million for the first quarter of 1995.

  Loan Modifications--

  At March 31, 1995 and December 31, 1994, respectively, the Company had $37 million and $54 million of loans that are considered troubled debt restructures. On February 28, 1995, the Company completed a loan modification which resulted in an $18 million receivable earning a market rate of interest. Interest income of $167,000 has been recorded on this receivable under the modified terms, compared to cash interest collections of the same amount. At March 31, 1995, the Company was not committed to lend significant additional funds under these restructured agreements.

  Allowance for Losses--

  During the quarter, the changes in the allowance for losses of receivables included an additional provision of $48 million and gross writedowns of $39 million. Nonearning impaired receivables with identified reserve requirements and other nonearning impaired receivables, respectively, were $195 million and $70 million at March 31, 1995 and $195 million and $89 million at December 31, 1994.

                                                                              March 31,   December 31,
                                                                                 1995         1994
                                                                              ----------  -------------
                                                                                    (in millions)

 Identified reserve requirement for impaired receivables....................      $  58          $  66
 Additional allowance for losses of receivables.............................        182            165
                                                                                  -----          -----
  Total allowance for losses of receivables.................................      $ 240          $ 231
                                                                                  =====          =====
 Ratio of allowance for losses of receivables to total nonearning
  impaired receivables......................................................         91%            81%
                                                                                  =====          =====
 Valuation allowance for repossessed assets.................................      $   8          $   6
                                                                                  =====          =====

(3) Debt

    The Company issued and retired the following notes and debentures during the first three months of
 1995 (excluding unamortized premium):
                                                                                         Principal
                                                                                          Amount
                                                                                       ------------
  Issuances:                                                                           (in millions)
   Senior Debt - Notes and Debentures
    4 1/2% Eurobonds denominated in Japanese yen due June 16, 2000...................      $100
    Variable rate series F medium-term notes due on various dates ranging
     from March 28, 1997 to March 29, 2000...........................................       128
                                                                                           ----
                                                                                           $228
                                                                                           ====
  Retirements:
   Senior Debt - Notes and Debentures
    9.1% medium-term notes due on various dates ranging from February 6, 1995 to
     February 16, 1995...............................................................      $ 60
    6.45% notes due February 15, 1995................................................        10
                                                                                           ----
                                                                                           $ 70
                                                                                           ====

  The Company entered into several derivative instruments during the first three months of 1995 to more closely match the interest rate and currency characteristics of its debt and assets. The Company employed cross currency interest rate swap agreements to convert the 4 1/2% Eurobonds denominated in Japanese yen to $100 million with interest based on the six month London Inter-bank Offered Rate

("LIBOR"). The Company also entered into swap agreements which had the effect of converting $18 million of variable rate medium-term notes based on various floating rate indices to rates based on three month LIBOR.

  In April, the Company replaced its existing bank credit facilities with a new agreement that provides $2.2 billion of liquidity support at more favorable terms to the Company. The terms of these facilities primarily include reduced pricing, an increase in the term for $1.1 billion of the facilities to five years, required stockholders' equity of $900 million, and the elimination of any funding covenant based on possible material adverse change in the financial condition of the Company.

(4)  Subsequent Event

   On May 3, 1995 the Company and Fuji Bank agreed to extend the term of the Keep Well Agreement for an additional 2 years from December 31, 2000 to December 31, 2002.

(5)  Statement of Cash Flows

  There were certain noncash investing activities which occurred during the three month period ended March 31, 1995. A $41 million receivable was classified as a repossessed asset and $31 million of in-substance repossessed assets were classified as impaired receivables in accordance with SFAS No. 114. During the comparable 1994 period, $23 million of accounts receivable were classified as repossessed assets and an $88 million repossessed asset was converted to an equity investment. Income taxes of $13 million were paid during the first quarter of 1995.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS                                              For the Three Months Ended
                                                                           March 31,
                                                                   --------------------------
                                                                                      Percent
                                                                    1995     1994      Change
                                                                   ------  ---------  -------
                                                                     (dollars in millions)
Interest income..................................................   $ 206      $ 151       36%
Interest expense.................................................     112         69       62
                                                                    -----      -----
 Net interest income.............................................      94         82       15
Fees and other income............................................      44         53      (17)
Income of international joint ventures...........................       8          5       60
                                                                    -----      -----
 Operating revenues..............................................     146        140        4
Operating expenses...............................................      50         44       14
Provision for losses.............................................      50         50       --
                                                                    -----      -----
 Income before taxes and minority interest.......................      46         46       --
Income tax provision.............................................      15         17      (12)
Minority interest in income of Heller International Group, Inc...       1          1       --
                                                                    -----      -----
 Net income......................................................   $  30      $  28        7%
                                                                    =====      =====

  Net income rose $2 million or 7%, reflecting growth in net interest income, higher income of international joint ventures and a lower income tax provision. These factors offset lower gains from equity interests and investments, which were particularly strong in 1994, and continued increases in spending for developing businesses.

  Net interest income increased 15% to $94 million due to growth of 9% in the level of average earning funds and an increase in net interest margin. Rates charged on 81% of average earning funds were based on floating indices such as the average three month London Inter-bank Offered Rate, which increased to 6.3% from 3.5%. Interest expense increased as a result of the rise in the average borrowing rate to 7.0% from 4.6% and the higher level of debt used to finance portfolio growth.

  Income of international joint ventures increased due to the weaker U.S. dollar and growth primarily in earnings from European joint ventures.

  Fees and other income decreased $9 million or 17% due to reduced gains from sales of equity interests and investments compared to the prior year's strong gains on several equity transactions. This reduction was partially offset by higher revenues from various real estate activities.

  Operating expenses were higher principally due to increased spending on developing businesses in the asset based product category, although asset based operating expenditures as a percentage of average funds employed by these businesses decreased from the prior year period. Management expects the rate of increase in total operating expenditures to slow during the remainder of the year.

  The provision for losses showed no change from the prior year three month period as marginally lower net writedowns were offset by an increase in the provision for new funds growth. The allowance for losses of receivables was maintained at 3% of total receivables even as the performance of new financings over the past five years remained strong.

  The Company's effective tax rate decreased to 33% from 38% in the prior year due to certain state tax adjustments.

PORTFOLIO COMPOSITION

  During the first three months of 1995, lending assets and investments increased $553 million or 7% as the Company continued to make progress in diversifying its assets and sources of income. The asset based finance category includes factoring, equipment loans and leases, working capital finance and small business finance activities.

                                                               Lending Assets and Investments as of
                                                                March 31,            December 31,
                                                              -------------       ------------------
                                                               1995     Percent    1994     Percent
                                                              -------  ---------  -------  ---------
BY PRODUCT CATEGORY:                                             (dollars in millions)
Corporate finance...........................................   $3,434        38%   $3,309        39%
Asset based finance.........................................    2,476        28     2,103        25
Real estate finance.........................................    2,170        24     2,152        25
Specialized finance and investments.........................      500         6       505         6
International factoring and asset based finance.............      416         4       374         5
                                                               ------        ---   ------       ---
 Total lending assets and investments.......................   $8,996        100%  $8,443       100%
                                                               ======        ===   ======       ===

Lending assets include receivables and repossessed assets.

BY ASSET TYPE:
Receivables.................................................   $8,040        89%   $7,616        91%
Repossessed assets..........................................       62         1        19        --
                                                               ------        ---   ------       ---
 Total lending assets.......................................   $8,102        90%   $7,635        91%
Investments.................................................      679         8       634         7
International joint ventures................................      215         2       174         2
                                                               ------        ---   ------       ---
 Total investments..........................................   $  894        10%   $  808         9%
                                                               ------        ---   ------       ---
 Total lending assets and investments.......................   $8,996       100%   $8,443       100%
                                                               ======       ===    ======      ====

Total revenues include interest income, fees and other income from wholly-owned domestic and international operations, and the Company's share of the net income of its international joint ventures.

                                                               Total Revenues
                                                    For the Three Months Ended March 31,
                                                   --------------------------------------
                                                    1995    Percent     1994    Percent
                                                   ------  ----------  ------  ----------
                                                           (dollars in millions)
Corporate finance................................    $104         40%    $101         48%
Asset based finance..............................      65         25       46         22
Real estate finance..............................      61         24       46         22
Specialized finance and investments..............      15          6        7          4
International factoring and asset based finance..      13          5        9          4
                                                    -----        ---    -----        ---
 Total revenues..................................    $258        100%    $209        100%
                                                    =====        ===    =====        ===

  Asset based finance became the second largest product category during the first quarter increasing $373 million to 28% of total lending assets and investments. This increase is due primarily to growth in each asset based business as well as the seasonal increase in factored receivables. Corporate finance and real estate finance lending assets and investments continued to decrease as a percent of the overall portfolio. Total revenues increased $49 million or 23% from the prior year principally reflecting an increase in market interest rates and growth in assets.

  The Company funded $407 million of corporate financings during the first quarter compared to $418 million in the prior year period while maintaining strong credit disciplines on average hold size and debt multiples. The average retained transaction size remained at $18 million at March 31, 1995. The Company was contractually committed at March 31, 1995 to finance an additional $913 million to new and existing corporate finance borrowers generally contingent upon the maintenance of specific credit standards by the borrowers. Corporate financings are generally considered by certain regulatory agencies as highly leveraged transactions.

PORTFOLIO QUALITY

  Nonearning assets remained at 4.0% of total lending assets, the ratio of allowance for losses of receivables to receivables was maintained at prior year levels, and net writedowns were marginally lower during the first three months of 1995.


                                                                March 31,     December 31,     Percent
                                                                  1995            1994         Change
                                                                ---------     ------------     -------
Lending Assets and Investments:                                   (dollars in millions)
  Receivables................................................    $8,040          $7,616
  Repossessed assets.........................................        62              19
                                                                 ------          ------
     Total lending assets....................................     8,102           7,635           6%
                                                                                                ====
  Investments................................................       894             808
                                                                 ------          ------
     Total lending assets and investments....................    $8,996          $8,443           7%
                                                                 ======          ======         ====
Nonearning Assets:
  Impaired receivables.......................................    $  265          $  284
  Repossessed assets.........................................        62              19
                                                                 ------          ------
     Total nonearning assets.................................    $  327          $  303
                                                                 ======          ======
  Ratio of nonearning impaired receivables to
     receivables.............................................      3.3%            3.7%
                                                                 ======          ======
  Ratio of total nonearning assets to total
     lending assets..........................................      4.0%            4.0%
                                                                 ======          ======
Allowances for Losses:
  Allowance for losses of receivables........................    $  240          $  231           4%
                                                                                                ====
  Valuation allowance for repossessed assets.................         8               6
                                                                 ------          ------
     Total allowance for losses..............................    $  248          $  237
                                                                 ======          ======
Ratio of allowance for losses of receivables to:
     Receivables.............................................      3.0%            3.0%
                                                                 ======          ======
     Nonearning impaired receivables.........................       91%             81%
                                                                 ======          ======
Delinquencies:
  Earning loans delinquent 60 days or more...................    $  107          $  103
                                                                 ======          ======
  Ratio of earning loans delinquent 60 days
     or more to receivables..................................      1.3%            1.4%
                                                                 ======          ======



                                                                 For The Three Months Ended
                                                                          March 31,
                                                                  1995                1994
                                                                 ------              ------
Writedowns:                                                        (dollars in millions)
  Net writedowns on receivables..............................    $   37              $   36
  Net writedowns on repossessed assets.......................         1                   4
                                                                 ------              ------
     Total net writedowns....................................    $   38              $   40
                                                                 ======              ======


  Total repossessed assets increased as one large pre-1990 apartment complex loan previously classified as a nonearning receivable was repossessed. Total nonearning assets principally consist of corporate finance and real estate accounts originated prior to 1990.

  The Company maintained the allowance for losses of receivables at 3% of receivables although the performance of new financings over the last five years remained strong. Loans considered troubled debt restructures decreased to $37 million from $54 million in the prior year. In addition, the Company modified a loan resulting in an $18 million receivable earning a market rate of interest.

  Total net writedowns decreased marginally for the quarter but remained at a high level as the Company continued its efforts to address troubled accounts. Net writedowns for troubled real estate accounts increased but were offset by lower net writedowns in other product areas.

  Effective January 1, 1995, The Company adopted the provisions of Statement of Financial Accounting Standard ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," and the related disclosure requirements of SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure." These pronouncements require that impaired receivables be measured based on the present value of expected future cash flows discounted at the receivable's effective interest rate. Impairment may also be measured based on the receivable's observable market price or based on the fair value of the collateral if the receivable is collateral dependent. The Company had previously measured impairment using methods similar to those prescribed in SFAS No. 114. Accordingly, there was no effect to total nonearning assets nor to the total allowance for losses as previously reported at December 31, 1994.

  SFAS No. 114 also requires that receivables that were previously classified as repossessed assets under in-substance repossession rules now be presented as impaired receivables until the collateral is physically possessed or legally foreclosed. This provision was retroactively applied resulting in the reclassification of $31 million of in-substance repossessed assets to nonearning impaired receivables and the transfer of $4 million from the related valuation allowance to the allowance for losses of receivables at December 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

  During the first three months of 1995, the Company increased lending assets and investments by $553 million, retired $70 million of senior notes and paid $13 million in dividends to common and preferred stockholders. To meet these funding requirements, the Company supplemented its cash flow from operations by issuing $228 million of senior notes and debentures and increasing commercial paper and short-term borrowings by $250 million.

  Leverage and the level of commercial paper and short-term borrowings continue to remain within ranges targeted by the Company to maintain a strong financial position. The ratio of commercial paper and short-term borrowings to total debt was 40% at March 31, 1995 compared with 38% at December 31, 1994. Leverage was 5.0x at quarter end and 4.8x at December 31, 1994 principally due to the 7% growth in lending assets and investments.

  At March 31, 1995, the Company had unused bank credit facilities of $2.3 billion, liquidity support of $500 million from Fuji Bank under the Keep Well Agreement and $494 million available under the factored accounts receivable sale program, all of which provide the Company with an aggregate amount of $3,294 million of committed credit and sale facilities representing 122% of outstanding commercial paper and short-term borrowings. Committed credit and sale facilities from unaffiliated financial institutions represent 102% of outstanding commercial paper and short-term borrowings at March 31, 1995. The liquidity provided by the bank credit facilities and the Keep Well Agreement remain unused at March 31, 1995.

In April, the Company replaced its existing bank credit facilities with a new agreement that provides $2.2 billion of liquidity support at more favorable terms to the Company. The terms of these facilities primarily include reduced pricing, an increase in the term for $1.1 billion of the facilities to five years, required stockholders' equity of $900 million, and the elimination of any funding covenant based on possible material adverse change in the financial condition of the Company.

On May 3, 1995 the Company and Fuji Bank agreed to extend the term of the Keep Well Agreement for an additional 2 years from December 31, 2000 to December 31, 2002.

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

  The Company invests in and operates commercial finance companies throughout the world. Over the course of time, reported amounts of the operations and investments in foreign countries may fluctuate in response to exchange rate movements in relation to the U.S. dollar. While the Western European operations and investments are the largest areas of the Companies activities, reported amounts will also be influenced by the exchange rate movements in the currencies of other countries in which our subsidiaries and investments are located. To minimize the effect of movements in exchange rates on financial results, the Company will periodically enter into forward currency exchange contracts which serve as hedges of translation of foreign currency income and investment amounts to U.S. dollars.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

          (10) First Amendment to Amended and Restated Keep Well Agreement

          (12) Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

          (27) Financial Data Schedule

          (b)  Reports on Form 8-K

  On January 30, 1995, the Company filed with the U.S. Securities and Exchange Commission a Current Report on Form 8-K, dated January 27, 1995, to announce the Company's earnings for the year ended December 31, 1994.

  On April 26, 1995, the Company filed with the U.S. Securities and Exchange Commission a Current Report on Form 8-K, dated April 26, 1995, to announce the Company's earnings for the quarter ended March 31, 1995.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.



                            HELLER FINANCIAL, INC.



                 By:       Richard J. Almeida
                    ---------------------------------

                              Richard J. Almeida
                         Executive Vice President and
                            Chief Financial Officer



                 By:         Anthony O'B. Beirne
                    --------------------------------------

                              Anthony O'B. Beirne
                     Senior Vice President, Controller and
                           Chief Accounting Officer



Date:  May 4, 1995