Form 10-Q
period 1995-06-30
HELLER FINANCIAL INC
filed 1995-08-04
CIK 46738

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549


                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 1995 PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 1-6157

                             HELLER FINANCIAL, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)


                       Delaware                      36-1208070
                       --------                      ----------
            (State or other jurisdiction of       (I.R.S. Employer
            incorporation or organization)        Identification No.)

            500 W. Monroe Street, Chicago, Illinois      60661
            ---------------------------------------      -----
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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]  No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   100 shares of Common Stock, $.25 par value, outstanding at August 3, 1995.
===============================================================================

                         PART I. FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                (in millions, except for information on shares)

                       ASSETS                          June 30,    December 31,
                                                         1995          1994
                                                      -----------  ------------
                                                      (unaudited)
Cash and cash equivalents...........................      $   89     $   99
Receivables (Note 2)
Commercial loans
  Term loans........................................       2,776      2,786
  Revolving loans...................................       1,538      1,071
Real estate loans...................................       1,979      2,031
Equipment loans and leases..........................       1,052        943
Factored accounts receivable........................         792        785
                                                          ------     ------
     Total receivables..............................       8,137      7,616
Less: Allowance for losses of receivables (Note 2)..         241        231
                                                          ------     ------
     Net receivables................................       7,896      7,385
Investments.........................................         653        634
Investments in international joint ventures.........         221        174
Other assets........................................         218        184
                                                          ------     ------
                                                          $9,077     $8,476
                                                          ======     ======

      LIABILITIES AND STOCKHOLDERS' EQUITY
Senior debt
 Commercial paper and short-term borrowings........       $2,726     $2,451
 Notes and debentures (Note 3).....................        4,247      3,930
                                                          ------     ------
     Total debt....................................        6,973      6,381
Credit balances of factoring clients...............          443        452
Other payables and accruals........................          245        274
                                                          ------     ------
     Total liabilities.............................        7,661      7,107
Minority interest in equity of Heller International
     Group, Inc....................................           44         39
Stockholders' equity
  Cumulative Perpetual Senior Preferred Stock,
   Series A ($.01 Par Value; stated value, $25;
   8.125%; 5,000,000 shares authorized and
   outstanding).....................................         125        125
  Cumulative Convertible Preferred Stock, Series D
   (No Par Value; 1/2% under prime; 1,000 shares
   authorized and outstanding)......................          25         25
  Common Stock ($.25 Par Value; 1,000 shares
   authorized;100 shares outstanding) and additional
   paid-in capital..................................         663        663
  Retained earnings.................................         559        517
                                                          ------     ------
     Total stockholders' equity.....................       1,372      1,330
                                                          ------     ------
                                                          $9,077     $8,476
                                                          ======     ======

     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (in millions)

                                                                   For the Three Months  For the Six Months
                                                                      Ended June 30,       Ended June 30,
                                                                   --------------------  ------------------
                                                                     1995       1994       1995      1994
                                                                   ---------  ---------  --------  --------
                                                                       (unaudited)          (unaudited)

Interest income..................................................      $ 214      $ 170     $ 420     $ 321

Interest expense.................................................        119         80       231       149
                                                                       -----      -----     -----     -----

  Net interest income............................................         95         90       189       172

Fees and other income............................................         28         30        72        83

Income of international joint ventures...........................          9          5        17        10
                                                                       -----      -----     -----     -----

  Operating revenues.............................................        132        125       278       265

Operating expenses...............................................         52         46       102        90

Provision for losses.............................................         28         40        78        90
                                                                       -----      -----     -----     -----

  Income before taxes and minority interest in income of
  Heller International Group, Inc................................         52         39        98        85

Income tax provision.............................................         16          3        31        20

Minority interest in income of Heller International Group, Inc...          2          1         3         2
                                                                       -----      -----     -----     -----

Net income.......................................................      $  34      $  35     $  64     $  63
                                                                       =====      =====     =====     =====

                     CONSOLIDATED CONDENSED STATEMENTS OF
                         CHANGES IN RETAINED EARNINGS
                                 (in millions)

                                                                           For the Six Months
                                                                             Ended June 30,
                                                                          --------------------
                                                                            1995       1994
                                                                          ---------  ---------
                                                                              (unaudited)

  Retained earnings at the beginning of the periods.....................     $ 517      $ 440
     Net income.........................................................        64         63
     Common stock dividends.............................................       (22)        --
     Preferred stock dividends..........................................        (6)        (6)
     Changes in unrealized net gains on securities available for sale,
      net of tax........................................................        --         (4)
     Deferred translation adjustment, net of tax........................         6         (5)
                                                                             -----      -----
  Retained earnings at June 30, 1995 and 1994...........................     $ 559      $ 488
                                                                             =====      =====

  The retained earnings balance includes deferred translation adjustments of $(11) and $(17) and unrealized net gains on securities available for sale of $5 and $5 at June 30, 1995 and 1994, respectively.

     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in millions)

                                                                         For the Six Months Ended June 30,
                                                                        -----------------------------------
                                                                              1995                1994
                                                                            --------            --------
                                                                                     (unaudited)
OPERATING ACTIVITIES
  Net income........................................................         $    64            $    63
  Adjustments to reconcile net income to net
  cash provided by operating activities:
   Provision for losses.............................................              78                 90
   Loans originated for resale......................................             (39)               (41)
   Net proceeds from sales of loans originated for resale...........              30                 22
   (Increase) decrease in net deferred tax asset....................             (15)                16
   (Decrease) increase in accounts payable and accrued liabilities..             (24)                 4
   Undistributed income of international joint ventures.............             (12)                (7)
   Increase in interest payable.....................................              --                  1
   Other............................................................              28                 11
                                                                             -------            -------
     Net cash provided by operating activities......................             110                159

INVESTING ACTIVITIES
  Longer-term loans funded..........................................          (1,415)            (1,392)
  Collections of principal..........................................           1,037                949
  Sales of longer-term loans........................................             233                164
  Net increase in short-term loans and
   advances to factoring clients....................................            (490)              (311)
  Investment in equity interests, equipment on lease,
   and other investments............................................             (85)               (72)
  Sales of investments and equipment on lease.......................              50                 36
  Other.............................................................             (31)                (1)
                                                                             -------            -------
     Net cash used for investing activities.........................            (701)              (627)

FINANCING ACTIVITIES
  Senior note issues................................................             489                573
  Retirement of notes and debentures................................            (171)              (488)
  Increase in commercial paper and other short-term borrowings......             275                263
  Net decrease (increase) in advances to affiliates.................              16                 (8)
  Dividends paid on common and preferred stock......................             (28)                (6)
                                                                             -------            -------
     Net cash provided by financing activities......................             581                334
                                                                             -------            -------
  Decrease in cash and cash equivalents.............................             (10)              (134)
  Cash and cash equivalents at the beginning of the period..........              99                170
                                                                             -------            -------
  Cash and cash equivalents at the end of the period................         $    89            $    36
                                                                             =======            =======

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

(2)  Impaired Receivables and Repossessed Assets

  The Company does not recognize interest and fee income on impaired receivables classified as nonearning and on repossessed assets, which are set forth in the following table:

                                                          June 30,  December 31,
                                                            1995        1994
                                                          --------    --------
                                                              (in millions)

  Impaired receivables...............................      $ 319        $ 284
  Repossessed assets.................................         55           19
                                                           -----        -----
   Total nonearning assets...........................      $ 374        $ 303
                                                           =====        =====
  Ratio of total nonearning assets to total
   lending assets....................................       4.6%         4.0%
                                                           =====        =====

  The average investment in impaired receivables was $303 million for the six months ended June 30, 1995.

  Effective January 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and the related disclosure requirements of SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosure." These pronouncements require that impaired receivables be measured based on the present value of expected future cash flows discounted at the receivable's effective interest rate. Impairment may also be measured based on the receivable's observable market price or the fair value of the collateral if the receivable is collateral dependent. When the recorded balance of an impaired receivable exceeds the relevant measure of value, impairment is recorded through an increase in the provision for the allowance for losses of receivables.

  The Company had previously measured receivable impairment using methods consistent with those prescribed in SFAS No. 114. Accordingly, upon adoption of these statements, there was no effect to total nonearning assets nor to the total allowance for losses as previously reported at December 31, 1994.

  SFAS No. 114 also requires changes in the presentation and disclosure of certain impaired receivables. Receivables that were considered in-substance repossessions of collateral are now presented as impaired receivables until the underlying collateral is physically possessed or legally foreclosed. Upon adoption, this requirement was retroactively applied resulting in the reclassification of $31 million of in-substance repossessed assets to impaired receivables and $4 million of related valuation allowance to the allowance for losses of receivables at December 31, 1994.

  Loan Modifications --

  The Company had $25 million and $54 million of loans that are considered troubled debt restructures at June 30, 1995 and December 31, 1994, respectively. The Company also had $30 million of receivables at June 30, 1995 that were renegotiated at a market rate of interest and written down from the original loan balance. The recorded investment of these receivables is expected to be fully recoverable. Interest income of approximately $1 million has been recorded on these receivables under the modified terms, along with cash interest collections of the same amount. At June 30, 1995, the Company was not committed to lend significant additional funds under the renegotiated agreements.

  Allowance for Losses --

  The change in the allowance for losses of receivables during the six month period included an additional provision of $75 million and net writedowns of $65 million. Impaired receivables with identified reserve requirements were $256 million at June 30, 1995 and $195 million at December 31, 1994.

                                                             June 30,   December 31,
                                                               1995         1994
                                                             ---------  -------------
                                                                  (in millions)
  Identified reserve requirement for impaired receivables..     $  85          $  66
  Additional allowance for losses of receivables...........       156            165
                                                                -----          -----
     Total allowance for losses of receivables.............     $ 241          $ 231
                                                                =====          =====
  Ratio of allowance for losses of receivables to
     total nonearning impaired receivables.................        76%            81%
                                                                =====          =====
  Valuation allowance for repossessed assets...............     $   5          $   6
                                                                =====          =====

(3)  Notes and Debentures

  The Company issued and retired the following notes and debentures during the first six months of 1995 (excluding unamortized premium and discount):

                                                                                        Principal
                                                                                         Amount
                                                                                      -------------
                                                                                      (in millions)
Senior Debt - Notes and Debentures
     Issuances:
        Variable rate series F medium-term notes due on various dates ranging from
         March 28, 1997 to March 29, 2000...........................................          $228
        7% notes due May 15, 2002...................................................           150
        4 1/2% Eurobonds denominated in Japanese yen due June 16, 2000..............           100
        7.27% medium-term notes due May 30, 2002....................................            11
                                                                                              ----
                                                                                              $489
                                                                                              ====
     Retirements:
        Variable rate series E medium-term notes due on various dates ranging from
          May 5, 1995 to June 2, 1995...............................................          $ 86
        9.1% medium-term notes due on various dates ranging
         from February 6, 1995 to February 16, 1995.................................            60
        6.70%-6.77% medium-term notes due on May 22, 1995 and May 23, 1995..........            15
        6.45% notes due February 15, 1995...........................................            10
                                                                                              ----
                                                                                              $171
                                                                                              ====

  The Company entered into several derivative instruments during the first six months of 1995 to more closely match the interest rate and currency characteristics of its debt and assets. These instruments include $950 million of basis swaps which had the effect of changing the index on an equivalent amount of medium-term notes from the three month London Inter-bank Offered Rate ("LIBOR") to a rate based on Prime and cross currency interest rate swap agreements to convert the 4 1/2% Eurobonds denominated in Japanese yen to $100 million with interest based on six month LIBOR. The Company also entered into various other swap agreements which had the effect of converting $93 million of variable rate medium-term notes based on various floating rate indices to rates based on three month LIBOR and $11 million of 7.27% medium-term notes to a
variable rate based on six month LIBOR.   The terms of these swap agreements
generally coincide with the life of the related debt issuance. The $950 million of basis rate swaps will expire at the end of 1995.

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

(4)  Related Parties

  On May 3, 1995 the Company and Fuji Bank agreed to extend the term of the Keep Well Agreement for an additional two years from December 31, 2000 to December 31, 2002.

(5)  Statement of Cash Flows

  Noncash investing activities which occurred during the six month period ended June 30, 1995 include a $41 million receivable which was classified as a repossessed asset and $31 million of in-substance repossessed assets which were classified as impaired receivables in accordance with SFAS No. 114. During the comparable 1994 period, $117 million of positions in two repossessed companies were converted to equity investments. In addition, $32 million of receivables were classified as repossessed assets and $15 million of repossessed assets were resolved and returned to receivables. Income taxes of $46 million and $5 million were paid during the first six months of 1995 and 1994, respectively, of which $44 million and $4 million were paid to the Parent under the tax allocation agreement.

(6)  Reclassifications

  Certain reclassifications have been performed on prior year numbers in order to conform to the current year's presentation.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS                     For the Three Months Ended   For the Six Months Ended
                                                 June 30,                       June 30,
                                          ---------------------------  --------------------------
                                                              Percent                   Percent
                                           1995       1994     Change   1995     1994    Change
                                          -----  ---------  ---------  ----- --------  --------
                                                           (dollars in millions)
Interest income.........................  $ 214      $ 170        26%  $ 420    $ 321       31%
Interest expense........................    119         80        49     231      149       55
                                          -----      -----             -----    -----
 Net interest income....................     95         90         6     189      172       10
Fees and other income...................     28         30        (7)     72       83      (13)
Income of international joint ventures..      9          5        80      17       10       70
                                          -----      -----             -----    -----
 Operating revenues.....................    132        125         6     278      265        5
Operating expenses......................     52         46        13     102       90       13
Provision for losses....................     28         40       (30)     78       90      (13)
                                          -----      -----             -----    -----
 Income before taxes and minority
   interest.............................     52         39        33      98       85       15
Income tax provision....................     16          3       433      31       20       55
Minority interest in income of Heller
 International Group, Inc...............      2          1       100       3        2       50
                                          -----      -----             -----     -----
   Net income...........................  $  34      $  35       (3)%  $  64    $  63        2%
                                          =====      =====             =====    =====

  Income before taxes increased 33% for the second quarter and 15% for the six months ended June 30 due to growth in net interest income, income of international joint ventures and a decrease in the provision for losses. These factors offset lower net gains from equity interests and investments, which were strong for the six month period ended June 30, 1994, and continued increases in spending for developing businesses. Net income increased 2% to $64 million from the prior year's six month period but was down slightly for the quarter after absorbing an increase in the provision for income taxes.

  Net interest income increased 6% for the second quarter and 10% for the six month period due to growth of 9% in the level of average earning funds and higher market interest rates. Rates charged on 81% of average earning funds were based on floating indices such as the average three month London Inter-bank Offered Rate, which increased to 6.2% from 4.0%. Interest expense increased for the period ended June 30, 1995 as a result of the rise in the average borrowing rate to 7.0% from 4.9% and the higher level of debt used to finance portfolio growth.

  Income of international joint ventures increased for the quarter and for the six month period due to growth in earnings primarily from European joint ventures and continued weakness in the U.S. dollar.

  Fees and other income decreased 7% for the second quarter and 13% for the six month period due to lower gains from sales of equity interests and investments and equity writedowns of $18 million in the second quarter of 1995. These reductions were partially offset by higher revenues from real estate transactions, gains on project investments and sales of residuals from equipment on lease.

  Operating expenses were higher principally due to increased spending on developing businesses which continue to grow their earning fund levels. The ratio of operating expenses to average fund levels is expected to remain relatively stable during the balance of 1995.

  The provision for losses decreased for the second quarter and for the six month period as the Company experienced a lower level of writedowns on repossessed assets. The allowance for losses of receivables was maintained at 3% of receivables as the performance of new financings over the past five years remained strong.

  The Company's effective tax rate increased from 24% for the first six months of 1994 to 32% for the same period in 1995. The Company's effective rate remained below statutory rates due to the favorable resolution of certain tax issues. The Company's 1994 provision for income taxes for the first six months was lower than the statutory rate due to favorable tax issue resolution and the recognition of additional deferred tax benefits.

PORTFOLIO COMPOSITION

  During the first six months of 1995, lending assets and investments increased $623 million or 7% as the Company continued to build a more balanced portfolio by growing its asset base and sources of income. The asset based finance category includes equipment loans and leases, factoring, working capital finance and small business finance activities.

                                                             Lending Assets and Investments as of
                                                                June 30,          December 31,
                                                             ------------      ------------------
                                                               1995   Percent    1994   Percent
                                                             ------  --------  ------  ----------
BY PRODUCT CATEGORY:                                                (dollars in millions)
Corporate finance...........................................  $3,371       37%  $3,309      39%
Asset based finance.........................................   2,581       28    2,103      25
Real estate finance.........................................   2,218       25    2,152      25
Specialized finance and investments.........................     464        5      505       6
International factoring and asset based finance.............     432        5      374       5
                                                              ------      ----  ------     ----
 Total lending assets and investments.......................  $9,066      100%  $8,443     100%
                                                              ======      ====  ======     ====

Lending assets include receivables and repossessed assets.

BY ASSET TYPE:
Receivables.................................................  $8,137       90%  $7,616      91%
Repossessed assets..........................................      55        1       19      --
                                                              ------      ----  ------     ----
 Total lending assets.......................................  $8,192       91%  $7,635      91%
Investments.................................................     653        7      634       7
International joint ventures................................     221        2      174       2
                                                              ------      ----  ------     ----
 Total investments..........................................  $  874        9%  $  808       9%
                                                              ------      ----  ------     ----
 Total lending assets and investments.......................  $9,066      100%  $8,443     100%
                                                              ======      ====  ======     ====

  Corporate finance lending assets and investments continued to decrease as a percent of the overall portfolio. The Company funded $705 million of corporate financings during the first six months compared to $625 million in the prior year period, while continuing to maintain strong credit disciplines on average hold size and debt multiples. The average retained transaction size remained at $18 million at June 30, 1995 which is consistent with the Company's strategy to hold smaller positions in individual transactions. The Company was contractually committed at June 30, 1995 to finance an additional $1.1 billion to new and existing corporate finance borrowers generally contingent upon the maintenance of specific credit standards by the borrowers. Corporate financings are generally considered by certain regulatory agencies as highly leveraged transactions.

  Asset based finance became the second largest product category during 1995 increasing $478 million to 28% of total lending assets and investments at June 30, 1995. This increase is due primarily to new business growth in the Company's working capital finance and equipment financing and leasing groups.

  Real estate finance remained at 25% of total lending assets and investments but continued to decrease its office building concentration and diversify its portfolio among several other product categories.

  Total revenues include interest income, fees and other income from wholly-owned domestic and international operations, and the Company's share of the net income of its international joint ventures.

                                                             Total Revenues
                                                    For the Six Months Ended June 30,
                                                   -----------------------------------
                                                    1995    Percent   1994    Percent
                                                   ------  ---------  -----  ---------
                                                          (dollars in millions)
Corporate finance................................   $ 201        39%  $ 184        44%
Asset based finance..............................     137        27      98        24
Real estate finance..............................     122        24      97        23
Specialized finance and investments..............      20         4      16         4
International factoring and asset based finance..      29         6      19         5
                                                    -----       ---   -----       ---
 Total revenues..................................   $ 509       100%  $ 414       100%
                                                    =====       ===   =====       ===

  Total revenues increased $95 million or 23% from the prior year principally reflecting growth in assets and higher market interest rates.

PORTFOLIO QUALITY

  While new business portfolios continued to exhibit strong credit quality and the allowance for losses of receivables was maintained at 3% of receivables, the Company continued to resolve its pre-1990 corporate finance and real estate troubled accounts during the second quarter.



                                                    June 30,   December 31,   Percent
                                                      1995         1994        Change
                                                    ---------  ------------   --------
                                                           (dollars in millions)
Lending Assets and Investments:
 Receivables......................................    $8,137     $7,616
 Repossessed assets...............................        55         19
                                                      ------     ------
  Total lending assets............................     8,192      7,635           7%
                                                                            =======
 Investments......................................       874        808
                                                      ------     ------
  Total lending assets and investments............    $9,066     $8,443           7%
                                                      ======     ======     =======
Nonearning Assets:
 Impaired receivables.............................    $  319     $  284
 Repossessed assets...............................        55         19
                                                      ------     ------
  Total nonearning assets.........................    $  374     $  303
                                                      ======     ======
 Ratio of nonearning impaired receivables to
  receivables.....................................       3.9%       3.7%
                                                      ======     ======
 Ratio of total nonearning assets to total
  lending assets..................................       4.6%       4.0%
                                                      ======     ======
Allowances for Losses:
 Allowance for losses of receivables..............    $  241     $  231           4%
                                                                            =======
 Valuation allowance for repossessed assets.......         5          6
                                                      ------     ------
  Total allowance for losses......................    $  246     $  237
                                                      ======     ======
Ratio of allowance for losses of receivables to:
  Receivables.....................................       3.0%       3.0%
                                                      ======     ======
  Nonearning impaired receivables.................        76%        81%
                                                      ======     ======
Delinquencies:
 Earning loans delinquent 60 days or more.........    $  162     $  103
                                                      ======     ======
 Ratio of earning loans delinquent 60 days
  or more to receivables..........................       2.0%       1.4%
                                                      ======     ======

                                                   For The Six Months Ended
                                                           June 30,
                                                       1995       1994
                                                      ------     ------
Writedowns:                                          (dollars in millions)
 Net writedowns on receivables....................    $   65     $   58
 Net writedowns on repossessed assets.............         4         18
                                                      ------     ------
   Total net writedowns...........................    $   69     $   76
                                                      ======     ======

  Nonearning receivables increased from 3.7% to 3.9% of total receivables primarily due to the addition of several large accounts originated prior to 1990. Repossessed assets increased from year end as one large pre-1990 apartment complex loan previously classified as a nonearning receivable was repossessed. Nonearning assets principally consist of corporate finance and real estate accounts originated prior to 1990. The unpredictable timing of the resolution or restructuring of a number of large accounts in this portfolio has caused variability in the ratio of nonearning assets to total lending assets between quarters. However, the Company anticipates that nonearning assets will trend downward from the second quarter level by year-end.

  Total net writedowns decreased for the first six months due to a reduction in the level of writedowns on repossessed assets. Net writedowns were primarily attributable to pre-1990 corporate finance and real estate troubled accounts. Delinquent receivables increased as a percentage of total receivables due to the addition of two large pre-1990 corporate finance accounts and as a result of slower loan growth in the second quarter.

  Loans considered troubled debt restructures decreased to $25 million from $54 million in the prior year. The Company also had $30 million of receivables at June 30, 1995 that were renegotiated at market rates of interest and written down from the original loan balance. The recorded investment of these receivables is expected to be fully recoverable.

  Effective January 1, 1995, The Company adopted the provisions of Statement of Financial Accounting Standard ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," and the related disclosure requirements of SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosure." These pronouncements require that impaired receivables be measured based on the present value of expected future cash flows discounted at the receivable's effective interest rate. Impairment may also be measured based on the receivable's observable market price or based on the fair value of the collateral if the receivable is collateral dependent. The Company had previously measured impairment using methods similar to those prescribed in SFAS No. 114. Accordingly, there was no effect to total nonearning assets nor to the total allowance for losses as previously reported at December 31, 1994.

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

LIQUIDITY AND CAPITAL RESOURCES

  During the first six months of 1995, the Company increased lending assets and investments by $623 million, retired $171 million of senior notes and paid $28 million in dividends to common and preferred stockholders. To meet these funding requirements, the Company supplemented its cash flow from operations by issuing $489 million of senior notes and debentures and increasing commercial paper and short-term borrowings by $275 million.

  Leverage and the level of commercial paper and short-term borrowings continue to remain within ranges targeted by the Company to maintain a strong financial position. The ratio of commercial paper and short-term borrowings to total debt was 39% at June 30, 1995 compared with 38% at December 31, 1994. Leverage was 5.1x at period end and 4.8x at December 31, 1994 principally due to the 7% growth in lending assets and investments.

  At June 30, 1995, the Company had unused bank credit facilities of $2,210 million, liquidity support of $500 million from Fuji Bank under the Keep Well Agreement and $494 million available under the factored accounts receivable sale program, all of which provide the Company with an aggregate amount of $3,204 million of committed credit and sale facilities representing 118% of outstanding commercial paper and short-term borrowings. Committed credit and sale facilities from unaffiliated financial institutions represent 97% of outstanding commercial paper and short-term borrowings at June 30, 1995. The liquidity provided by the bank credit facilities and the Keep Well Agreement remain unused at June 30, 1995.

  During the second quarter, the bank credit facilities' terms were changed to include reduced pricing, an increase in the term for $1.1 billion of the facilities to five years, required stockholders' equity of $900 million, and the elimination of any funding covenant based on possible material adverse change in the financial condition of the Company.

  On May 3, 1995 the Company and Fuji Bank agreed to extend the term of the Keep Well Agreement for an additional two years from December 31, 2000 to December 31, 2002.

RISK MANAGEMENT

  The Company maintains a conservative currency and interest rate risk posture by using derivatives as an integral part of its asset/liability management program to reduce its overall level of financial risk. These derivatives, particularly interest rate swap agreements, are used to lower funding costs, diversify sources of funding or alter interest rate exposure arising from mismatches between assets and liabilities. Agreements entered into during the first six months of 1995 were entirely related to accomplishing these risk management objectives and consisted of notional amounts approximating $1.2 billion of basis and cross currency interest rate swap agreements.

  The Company invests in and operates commercial finance companies throughout the world. Over the course of time, reported amounts of the operations and investments in foreign countries may fluctuate in response to exchange rate movements in relation to the U.S. dollar. While the Western European operations and investments are the largest areas of the Company's activities, reported amounts will also be influenced by the exchange rate movements in the currencies of other countries in which our subsidiaries and investments are located. To minimize the effect of movements in exchange rates on financial results, the Company will periodically enter into forward currency exchange contracts which serve as hedges of translation of foreign currency income and investment amounts to U.S. dollars.

ACCOUNTING DEVELOPMENTS

   The Financial Accounting Standards Board has released Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," and SFAS No. 122, "Accounting for Mortgage Servicing Rights," effective for financial statements for fiscal years beginning after December 15, 1995. The Company does not expect the adoption of these pronouncements to have a material effect on its results of operations or financial position.

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  At the Company's annual meeting of the stockholders held on May 26, 1995, the following persons were elected as directors:

  Michael S. Blum, Richard J. Almeida, Hajime Maeda, Tetsuya Fukabori, Hidehiko Ide, Minoru Itosaka, Mark Kessel, Tomonori Kobayashi, Michael J. Litwin, Dennis
P. Lockhart, Lauralee E. Martin, Kenji Miyamoto, Osamu Ogura, Atsushi Takano, Mitchell F. Vernick, Kenji Watanabe.

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

  On May 24, 1995, the Company filed with the U.S. Securities and Exchange Commission a Current Report on Form 8-K, dated May 24, 1995, to announce the May 15, 1995 issuance of $150,000,000 7% Notes due May 15, 2002 under its Registration Statement on Form S-3.

  On July 31, 1995, the Company filed with the U.S. Securities and Exchange Commission a Current Report on Form 8-K, dated July 27, 1995, to announce the Company's earnings for the quarter ended June 30, 1995.

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


                             HELLER FINANCIAL, INC.



               By:        Richard J. Almeida
                          ------------------

                               Richard J. Almeida
                          Executive Vice President and
                            Chief Financial Officer



               By:       Lawrence G. Hund
                         ----------------

                                Lawrence G. Hund
                     Senior Vice President, Controller and
                            Chief Accounting Officer



Date:  August 3, 1995

EXHIBIT (12)

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

                        COMPUTATION OF RATIO OF EARNINGS
            TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS
                                  (unaudited)
                             (dollars in millions)


                                                                      For the Six
                                                                     Months Ended
                                                                     June 30, 1995
                                                                     -------------

Net income before income taxes and minority interest in
  income of Heller International Group, Inc........................     $ 98

Add-Fixed charges
  Interest and debt expense........................................      231
  One-third of rentals.............................................        3
                                                                        ----

       Total fixed charges.........................................      234
                                                                        ----

Net income, as adjusted............................................     $332
                                                                        ----

Ratio of earnings to fixed charges.................................     1.42x
                                                                        ====

Preferred stock dividends on a pre-tax basis.......................        9
       Total combined fixed charges and preferred stock dividends..     $243
                                                                        ----
Ratio of earnings to combined fixed charges and
  preferred stock dividends.......................................      1.37x
                                                                       =====

  For purposes of computing the ratio of earnings to combined fixed charges and preferred stock dividends, "earnings" includes income before income taxes, the minority interest in Heller International Group, Inc. income and fixed charges. "Combined fixed charges and preferred stock dividends" includes interest on all indebtedness, one third of annual rentals (approximate portion representing interest) and preferred stock dividends on a pre-tax basis.