Form 10-Q
period 1995-09-30
HELLER FINANCIAL INC
filed 1995-10-27
CIK 46738

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 1995 PURSUANT TO
---  SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES --- EXCHANGE ACT OF 1934


                         Commission file number 1-6157

                             HELLER FINANCIAL, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                         36-1208070
           --------                                     -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

500 W. Monroe Street, Chicago, Illinois                        60661
----------------------------------------                     ----------
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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X    No
                                               -------   -------

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   100 shares of Common Stock, $.25 par value, outstanding at October 27, 1995.

================================================================================

                         PART I. FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                (in millions, except for information on shares)

                                                      September 30,   December 31,
                                                          1995           1994
                                                      -------------   ------------
                                                       (unaudited)
                       ASSETS
Cash and cash equivalents...........................         $  222         $   99
Receivables (Note 2)
Commercial loans
  Term loans........................................          2,763          2,786
  Revolving loans...................................          1,565          1,071
Real estate loans...................................          1,895          2,031
Equipment loans and leases..........................          1,091            943
Factored accounts receivable........................            871            785
                                                             ------         ------
     Total receivables..............................          8,185          7,616
Less: Allowance for losses of receivables (Note 2)..            245            231
                                                             ------         ------
     Net receivables................................          7,940          7,385
Investments.........................................            702            634
Investments in international joint ventures.........            225            174
Other assets........................................            202            184
                                                             ------         ------
                                                             $9,291         $8,476
                                                             ======         ======
       LIABILITIES AND STOCKHOLDERS' EQUITY
Senior debt
 Commercial paper and short-term borrowings.........         $2,326         $2,451
 Notes and debentures (Note 3)......................          4,800          3,930
                                                             ------         ------
     Total debt.....................................          7,126          6,381
Credit balances of factoring clients................            473            452
Other payables and accruals.........................            263            274
                                                             ------         ------
     Total liabilities..............................          7,862          7,107
Minority interest in equity of Heller International
  Group, Inc........................................             46             39
Stockholders' equity
  Cumulative Perpetual Senior Preferred Stock,
   Series A ($.01 Par Value; stated value,
   $25; 8.125%; 5,000,000 shares authorized
   and outstanding).................................            125            125
  Cumulative Convertible Preferred Stock, Series D
   (No Par Value; 1/2% under prime; 1,000 shares
   authorized and outstanding)......................             25             25
  Common Stock ($.25 Par Value; 1,000 shares
   authorized; 100 shares outstanding) and
   additional paid-in capital.......................            663            663
  Retained earnings.................................            570            517
                                                             ------         ------
     Total stockholders' equity.....................          1,383          1,330
                                                             ------         ------
                                                             $9,291         $8,476
                                                             ======         ======

     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (in millions)

                                                                   For the Three Months     For the Nine Months
                                                                   Ended September 30,      Ended September 30,
                                                                   --------------------     -------------------
                                                                      1995       1994         1995     1994
                                                                   ---------    -------     --------  --------
                                                                        (unaudited)           (unaudited)
Interest income.................................................      $ 215      $ 188      $ 635     $ 509
Interest expense................................................        117         89        348       238
                                                                      -----      -----      -----     -----
  Net interest income...........................................         98         99        287       271
Fees and other income...........................................         54         39        126       122
Income of international joint ventures..........................          9          7         26        17
                                                                      -----      -----      -----     -----
  Operating revenues............................................        161        145        439       410
Operating expenses..............................................         53         47        155       137
Provision for losses............................................         56         48        134       138
                                                                      -----      -----      -----     -----
  Income before income taxes and minority interest..............         52         50        150       135
Income tax provision............................................         15         19         46        39
Minority interest in income of Heller International Group, Inc..          2          1          5         3
                                                                      -----      -----      -----     -----
Net income......................................................      $  35      $  30      $  99     $  93
                                                                      =====      =====      =====     =====

                      CONSOLIDATED CONDENSED STATEMENTS OF
                          CHANGES IN RETAINED EARNINGS
                                 (in millions)

                                                                                    For the Nine Months
                                                                                    Ended September 30,
                                                                                   ---------------------
                                                                                      1995       1994
                                                                                   ---------   ---------
                                                                                       (unaudited)
  Retained earnings at December 31, 1994 and 1993...............................      $ 517      $ 440
     Net income.................................................................         99         93
     Common stock dividends.....................................................        (34)         -
     Preferred stock dividends..................................................         (9)        (9)
     Net changes in unrealized holding gains or losses on securities available
     for sale, net of tax.......................................................         (8)         1
     Deferred translation adjustment, net of tax................................          5         (4)
                                                                                      -----      -----
  Retained earnings at September 30, 1995 and 1994..............................      $ 570      $ 521
                                                                                      =====      =====

  The retained earnings balance includes deferred translation adjustments of $(12) and $(16) at September 30, 1995 and 1994, respectively. Unrealized net (losses) gains on securities available for sale were ($3) and $10 at September 30, 1995 and 1994, respectively.

     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in millions)

                                                                              For the Nine Months Ended
                                                                             ---------------------------
                                                                                    September 30,
                                                                             ---------------------------
                                                                                1995             1994
                                                                             ----------       ----------
                                                                                     (Unaudited)
OPERATING ACTIVITIES
  Net income...............................................................    $    99          $    93
  Adjustments to reconcile net income to net
  cash provided by operating activities:
   Provision for losses....................................................        134              138
   Loans originated for resale.............................................        (39)             (62)
   Net proceeds from sales of loans originated for resale..................         42               54
   (Increase) decrease in net deferred tax asset...........................        (27)              42
   Increase in accounts payable and accrued liabilities....................          8               15
   Undistributed income of international joint ventures....................        (21)             (11)
   Increase (decrease) in interest payable.................................          4               (1)
   Other...................................................................          9               19
                                                                               -------          -------
     Net cash provided by operating activities.............................        209              287

INVESTING ACTIVITIES
  Longer-term loans funded.................................................     (2,120)          (2,011)
  Collections of principal.................................................      1,559            1,411
  Sales of longer-term loans...............................................        369              293
  Net increase in short-term loans and
   advances to factoring clients...........................................       (523)            (431)
  Investment in equity interests, equipment on lease,
   and other investments...................................................       (136)            (119)
  Sales of investments and equipment on lease..............................         58               46
  Other....................................................................        (30)             (20)
                                                                               -------          -------
     Net cash used for investing activities................................       (823)            (831)

FINANCING ACTIVITIES
  Senior note issues.......................................................      1,132              641
  Retirement of notes and debentures.......................................       (261)            (518)
  (Decrease) increase in commercial paper and other short-term borrowings..       (125)             601
  Net decrease (increase) in advances to affiliates........................         34              (19)
  Dividends paid on common and preferred stock.............................        (43)              (9)
                                                                               -------          -------
     Net cash provided by financing activities.............................        737              696
                                                                               -------          -------
  Increase in cash and cash equivalents....................................        123              152
  Cash and cash equivalents at the beginning of the period.................         99              170
                                                                               -------          -------
  Cash and cash equivalents at the end of the period.......................    $   222          $   322
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

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)

(1)  Basis of Presentation

  These consolidated condensed financial statements should be read with the financial statements and notes included in the annual report on Form 10-K of Heller Financial, Inc. (the "Company") for the year ended December 31, 1994. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in these financial statements and were of a normal, recurring nature. Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

(2)  Impaired Receivables and Repossessed Assets

  The Company does not recognize interest and fee income on impaired receivables classified as nonearning and on repossessed assets, which are set forth in the following table:

                                                              September 30,   December 31,
                                                                   1995           1994
                                                              --------------  -------------
                                                                      (in millions)

  Impaired receivables......................................       $ 271          $ 284
  Repossessed assets........................................          35             19
                                                                   -----          -----
   Total nonearning assets..................................       $ 306          $ 303
                                                                   =====          =====
  Ratio of total nonearning assets to total lending assets..         3.7%           4.0%
                                                                   =====          =====

  The average investment in impaired receivables was $330 million for the nine months ended September 30, 1995.

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

  Loan Modifications--

  The Company had $26 million and $54 million of loans that are considered troubled debt restructures at September 30, 1995 and December 31, 1994, respectively. The Company also had $99 million of receivables at September 30, 1995 that were restructured at a market rate of interest and written down from the original loan balance. The recorded investment of these receivables is expected to be fully recoverable. Interest income of approximately $2 million has been recorded on these receivables under the modified terms, along with cash interest collections of the same amount. At September 30, 1995, the Company was not committed to lend significant additional funds under the restructured agreements.

  Allowance for Losses--

  The change in the allowance for losses of receivables during the nine month period included an additional provision of $121 million and net writedowns of $107 million. Impaired receivables with identified reserve requirements were $249 million at September 30, 1995 and $195 million at December 31, 1994.

                                                             September 30,   December 31,
                                                                  1995           1994
                                                             --------------  -------------
                                                                     (in millions)

  Identified reserve requirement for impaired receivables..       $  84          $  66
  Additional allowance for losses of receivables...........         161            165
                                                                  -----          -----
     Total allowance for losses of receivables.............       $ 245          $ 231
                                                                  =====          =====
  Ratio of allowance for losses of receivables to
     nonearning impaired receivables.......................          90%            81%
                                                                  =====          =====

  The valuation allowance for repossessed assets of $6 million at September 30, 1995 and December 31, 1994 is included in other assets on the balance sheet.

(3)  Notes and Debentures

  The Company issued and retired the following notes and debentures during the nine months ended September 30, 1995 (excluding unamortized premium and discount):

                                                                                      Principal
  Senior Debt - Notes and Debentures                                                   Amount
                                                                                    -------------
   Issuances:                                                                       (in millions)
      Variable rate series F medium-term notes due on various dates ranging from
        August 28, 1996 to September 29, 2000.....................................      $  631
      2.65% Eurobonds denominated in Japanese yen due September 29, 2000..........         205
      7% notes due May 15, 2002...................................................         150
      4 1/2% Eurobonds denominated in Japanese yen due June 16, 2000..............         100
      6.51% medium-term notes due September 20, 1999..............................          25
      7.27% medium-term notes due May 30, 2002 and August 21, 2002................          21
                                                                                        ------
                                                                                        $1,132
                                                                                        ======

    Retirements:
      Variable rate series E medium-term notes due on various dates ranging from May 5, 1995 to June 2, 1995......................................  $ 86
      9.1% medium-term notes due on various dates ranging
        from February 6, 1995 to February 16, 1995............................    60
      Variable rate series F medium-term notes due August 16, 1995............    50
      8.92% medium-term notes due August 7, 1995..............................    30
      6.45% notes due February 15, 1995 and August 15, 1995...................    20
      6.70%-6.77% medium-term notes due on May 22, 1995 and May 23, 1995......    15
                                                                                ----
                                                                                $261
                                                                                ====

  In April of 1995, the Company replaced its existing bank credit facilities with a new agreement that provides $2.2 billion of liquidity support at more favorable terms to the Company. The terms of these facilities primarily include reduced pricing, an increase in the term for $1.1 billion of the facilities to five years, required stockholders' equity of $900 million, and the elimination of any funding covenant based on material adverse change in the financial condition of the Company.

   On May 3, 1995 the Company and Fuji Bank agreed to extend the term of the Keep Well Agreement for an additional two years from December 31, 2000 to December 31, 2002.

(4)  Derivative Financial Instruments Used for Risk Management Purposes

  The Company entered into several derivative instruments during the nine months ended September 30, 1995 to more closely match the interest rate and currency characteristics of its debt and assets. These instruments include $950 million of basis swaps which had the effect of changing the index on an equivalent amount of medium-term notes from the three month London Inter-bank Offered Rate ("LIBOR") to a rate based on Prime. The $950 million of basis rate swaps will expire at the end of 1995. The Company has also entered into $1 billion of basis swaps effective January 2, 1996 which expire at the end of 1996.

  The Company also entered into various other swap agreements during the nine month period which had the effect of converting $168 million of variable rate medium-term notes based on various floating rate indices to rates based on three month LIBOR and $21 million of 7.27% medium-term notes to a variable rate based on six and three month LIBOR. Additionally, the Company employs cross currency interest rate swap agreements to convert foreign currency denominated debt to U.S. dollar denominated debt. During the nine month period ended September 30, 1995, the Company converted the 4 1/2% and 2.65% Eurobonds denominated in Japanese yen to $100 million and $205 million, respectively, with interest based on six month LIBOR. The terms of these swap agreements generally coincide with the life of the related debt issuance.

  In order to minimize the effect of movements in exchange rates on its financial results, the Company periodically enters into forward contracts and purchases options. These financial instruments serve as hedges of its foreign investment in international subsidiaries and joint ventures or effectively hedge the translation of the related foreign currency income. The Company held $222 million of forward contracts and $22 million of purchased options at September 30, 1995.

(5)  Statement of Cash Flows

  Noncash investing activities which occurred during the nine month period ended September 30, 1995 include $62 million of receivables which were classified as repossessed assets and $31 million of in-substance repossessed assets which were classified as impaired receivables in accordance with SFAS No. 114. Receivables of $34 million were exchanged for investments of the same amount, and a $12 million gain was realized on an exchange of available for sale equity securities. During the comparable 1994 period, $117 million of positions in two repossessed companies were converted to equity investments. In addition, $59 million of receivables were classified as repossessed assets and $19 million of repossessed assets were resolved and returned to receivables. For the nine month periods ended September 30, 1995 and 1994, the Company paid income taxes of $81 million and $19 million and received refunds related to income taxes paid in prior years of $10 million and $21 million, respectively.

(6)  Subsequent Events

   In October, 1995 the Company securitized approximately $220 million of mobile home park, self storage and limited service hotel receivables, net of discounts and deferred fees. Of the amount securitized, approximately $176 million was sold, with recourse limited to the investment retained by the Company. The Company estimates its exposure will be minimal and has established a reserve of $1 million for this purpose.

   In October, 1995 the Company issued $315 million of one year variable rate medium-term notes.

   On October 6, 1995 the Securities and Exchange Commission declared effective the Company's registration statement on Form S-3 pursuant to which the Company registered $2.5 billion of debt to be issued from time to time. On October 17, 1995 the Company filed a prospectus supplement which established a medium-term notes program for the sale of these notes at varying maturities and rates which will be determined at the time of issuance.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS                        For the Three Months Ended      For the Nine Months Ended
                                                    September 30,                   September 30,
                                           -----------------------------    ---------------------------
                                                                 Percent                        Percent
                                            1995       1994      Change      1995      1994     Change
                                           -------    ------    --------    ------    ------   --------
                                                               (dollars in millions)
Interest income.........................    $ 215      $ 188       14%       $635      $509       25%
Interest expense........................      117         89       31         348       238       46
                                            -----      -----                 ----      ----
 Net interest income....................       98         99       (1)        287       271        6
Fees and other income...................       54         39       38         126       122        3
Income of international joint ventures..        9          7       29          26        17       53
                                            -----      -----                 ----      ----
 Operating revenues.....................      161        145       11         439       410        7
Operating expenses......................       53         47       13         155       137       13
Provision for losses....................       56         48       17         134       138       (3)
                                            -----      -----                 ----      ----
 Income before taxes and minority
   interest.............................       52         50        4         150       135       11
Income tax provision....................       15         19      (21)         46        39       18
Minority interest in income of Heller
 International Group, Inc...............        2          1      100           5         3       67
                                            -----      -----                 ----      ----
   Net income...........................    $  35      $  30       17%       $ 99      $ 93        6%
                                            =====      =====                 ====      ====

  Net income for the third quarter of 1995 increased by $5 million or 17% due to higher revenues from fees and other income, an increase in income of international joint ventures, and a decrease in the provision for income taxes. These were offset by an increase for the quarter in the provision for losses and continued spending for developing businesses. Net income for the nine month period ended September 30, 1995 increased by $6 million or 6% over the prior year's comparable period to $99 million. This increase was due to growth in net interest income and an increase in income of international joint ventures partially offset by increased spending for developing businesses and an increase in the income tax provision.

  Third quarter net interest income decreased slightly from the prior year period primarily due to costs of carrying higher average levels of equity investments. Net interest income increased 6% for the nine month period ended September 30, 1995 as growth in earning fund levels and a moderate increase in net interest margin exceeded the costs of carrying a higher average level of equity investments. Rates charged on 81% of average earning funds for the nine month period ended September 30, 1995 were based on floating indices such as the average three month London Inter-bank Offered Rate, which increased to 6.1% from 4.3% and contributed to the 14% and 25% increase in interest income for the three month and nine month periods, respectively. Interest expense increased for the three months and nine months ended September 30, 1995 partly due to the rise in the average borrowing rate to 6.9% from 5.2% and the higher level of debt used to finance portfolio growth.

  Fees and other income increased $15 million or 38% for the third quarter due to higher gains from equity investments and increased revenues from real estate transactions which were partially offset by $13 million of equity writedowns. For the nine month period ended September 30, 1995, fees and other income increased slightly as higher gains from sales of equity investments, increased revenues from real estate transactions and gains on project investments were offset by equity writedowns of $32 million.

  Income of international joint ventures increased for the quarter and for the nine month period ended September 30, 1995 due to growth in earnings primarily from European joint ventures and benefits from changes in foreign exchange rates relative to the U.S. dollar.

  Operating expenses were higher principally due to increased spending on developing businesses which continue to grow their earning fund levels. The ratio of operating expenses to average fund levels is expected to remain relatively stable during the balance of 1995.

  The provision for losses increased by $8 million and decreased by $4 million for the three and nine month periods, respectively. Net writedowns of receivables and repossessed assets increased for the quarter and nine month period by $12 million and $5 million, respectively, compared to the prior year periods as the Company continued to aggressively resolve pre-1990 real estate and corporate finance problem accounts. This aggressive account resolution resulted in an 18 percent reduction in nonearning assets during the third quarter while the Company's newer business portfolios continued to exhibit strong credit quality.

  The Company's effective tax rate increased from 29% for the nine months ended September 30, 1994 to 31% for the same period in 1995. The Company's effective rate remained below statutory rates due to the favorable resolution of certain state tax issues. The Company's provision for income taxes for the nine months ended September 30, 1994 was lower than the statutory rate due to favorable tax issue resolution and the recognition of additional deferred tax benefits.

PORTFOLIO COMPOSITION

  During the nine month period ended September 30, 1995, lending assets and investments increased $704 million or 8% as the Company continued to build a more balanced portfolio by diversifying its asset base and sources of income. The asset based finance category includes secured working capital finance, vendor finance program loans and leases, equipment loans and leases to end-users, factoring, and small business finance activities.

                                                               Lending Assets and Investments as of
                                                                 September 30,      December 31,
                                                                ----------------  ----------------
                                                                 1995   Percent    1994   Percent
                                                                ------  --------  ------  --------
BY PRODUCT CATEGORY:                                                   (dollars in millions)
Corporate finance...........................................    $3,260     36%    $3,309     39%
Asset based finance.........................................     2,810     31      2,103     25
Real estate finance.........................................     2,130     23      2,152     25
Specialized finance and investments.........................       481      5        505      6
International factoring and asset based finance.............       466      5        374      5
                                                                ------    ---     ------    ---
 Total lending assets and investments.......................    $9,147    100%    $8,443    100%
                                                                ======    ===     ======    ===

Lending assets include receivables and repossessed assets.

BY ASSET TYPE:
Receivables.................................................    $8,185     89%    $7,616     91%
Repossessed assets..........................................        35      -         19      -
                                                                ------    ---     ------    ---
 Total lending assets.......................................    $8,220     89%    $7,635     91%
Investments.................................................       702      8        634      7
International joint ventures................................       225      3        174      2
                                                                ------    ---     ------    ---
 Total investments..........................................    $  927     11%    $  808      9%
                                                                ------    ---     ------    ---
 Total lending assets and investments.......................    $9,147    100%    $8,443    100%
                                                                ======    ===     ======    ===

Corporate finance lending assets and investments continued to decrease as a percentage of the overall portfolio due to runoff or resolution of pre-1990 accounts and a relatively high level of payoffs in the newer portfolio. The Company funded $1.1 billion of corporate financings during the nine months ended September 30, 1995 compared to $902 million in the prior year period, while continuing to maintain strong credit disciplines on average hold size and debt multiples. The average retained transaction size decreased to $16 million at September 30, 1995 from $18 million at December 31, 1994, which is consistent with the Company's strategy to hold smaller positions in individual transactions. The Company was contractually committed at September 30, 1995 to finance an additional $1.2 billion to new and existing corporate finance borrowers. Corporate financings are generally considered by certain regulatory agencies as highly leveraged transactions.

  Asset based finance became the second largest product category during 1995 increasing $707 million to 31% of total lending assets and investments at September 30, 1995. This increase is due primarily to growth in secured working capital finance, vendor program finance, and end-user equipment finance combined with a seasonal increase in factored receivables. New business fundings of secured working capital finance receivables, vendor program finance receivables, and end-user equipment loans and leases increased during the nine month period and amounted to $254 million, $253 million, and $189 million, respectively, compared to $162 million, $191 million, and $141 million in the prior year period. The Company achieved this level of funding while continuing to maintain strong credit disciplines in these developing businesses. At September 30, 1995, the Company had contractually committed to finance an additional $691 million to new and existing borrowers of asset based finance.

  Real estate finance decreased to 23% of total lending assets and investments as the Company continued to lower its office building concentration and diversify its portfolio among several other property types. Real estate fundings amounted to $468 million during the nine month period and consisted primarily of hotel, mobile home park and discounted loan portfolio financings. Unfunded contractual loan commitments to new and existing borrowers were $253 million at September 30, 1995. During October 1995, the Company securitized $220 million of its mobile home park, self storage and limited service hotel receivables. Of this amount, $176 million was sold with limited recourse.

  The Company's obligation to fund loan commitments is generally contingent upon the maintenance of specific credit standards by the borrowers.

  Total revenues include interest income, fees and other income from wholly-owned domestic and international operations, and the Company's share of the net income of its international joint ventures.

                                                                Total Revenues
                                                    For the Nine Months Ended September 30,
                                                   -----------------------------------------
                                                    1995      Percent     1994     Percent
                                                   -------  -----------  -------  ----------
                                                             (dollars in millions)
Corporate finance................................    $ 310          39%    $ 277         43%
Asset based finance..............................      212          27       159         25
Real estate finance..............................      184          23       154         24
International factoring and asset based finance..       46           6        36          5
Specialized finance and investments..............       35           5        22          3
                                                     -----         ---     -----        ---
 Total revenues..................................    $ 787         100%    $ 648        100%
                                                     =====         ===     =====        ===

  Total revenues increased $139 million or 21% from the prior year principally reflecting growth in assets and higher market interest rates.

PORTFOLIO QUALITY

                                                                         September 30,  December 31,
                                                                         -------------  ------------
                                                                             1995           1994
                                                                            ------         ------
Lending Assets and Investments:                                             (dollars in millions)
 Receivables.......................................................         $8,185         $7,616
 Repossessed assets................................................             35             19
                                                                            ------         ------
  Total lending assets.............................................          8,220          7,635
 Investments.......................................................            927            808
                                                                            ------         ------
  Total lending assets and investments.............................         $9,147         $8,443
                                                                            ======         ======
Nonearning Assets:
 Impaired receivables..............................................         $  271         $  284
 Repossessed assets................................................             35             19
                                                                            ------         ------
  Total nonearning assets..........................................         $  306         $  303
                                                                            ======         ======
 Ratio of nonearning impaired receivables to receivables...........            3.3%           3.7%
                                                                            ======         ======
 Ratio of total nonearning assets to total lending assets..........            3.7%           4.0%
                                                                            ======         ======
Allowances for Losses:
 Allowance for losses of receivables...............................         $  245         $  231
 Valuation allowance for repossessed assets........................              6              6
                                                                            ------         ------
  Total allowance for losses.......................................         $  251         $  237
                                                                            ======         ======
Ratio of allowance for losses of receivables to:
  Receivables......................................................            3.0%           3.0%
                                                                            ======         ======
  Nonearning impaired receivables..................................             90%            81%
                                                                            ======         ======
Delinquencies:
 Earning loans delinquent 60 days or more..........................         $   97         $  103
                                                                            ======         ======
 Ratio of earning loans delinquent 60 days or more to receivables..            1.2%           1.4%
                                                                            ======         ======

                                                                             For The Nine Months
                                                                             -------------------
                                                                             Ended September 30,
                                                                             -------------------
                                                                             1995           1994
                                                                            ------         ------
Writedowns:                                                                 (dollars in millions)
 Net writedowns on receivables.....................................         $  107         $   92
 Net writedowns on repossessed assets..............................             11             21
                                                                            ------         ------
   Total net writedowns............................................         $  118         $  113
                                                                            ======         ======

  The overall credit quality of the portfolio continued to improve as portfolio growth was concentrated in the Company's lower risk asset based product areas. These portfolios and those in corporate finance and real estate finance funded under the Company's post 1990 revised lending strategies continued to exhibit strong credit quality.

   Nonearning assets decreased to 3.7% of total lending assets at September 30, 1995 compared to 4.0% at December 31, 1994. The decrease is the result of the Company's continued efforts to resolve its pre-1990 corporate finance and real estate troubled accounts combined with strong credit performance in the Company's newer portfolios. Increases in nonearning assets due to the addition of certain pre-1990 corporate finance and real estate accounts during the first six months of the year were offset by a net reduction during the third quarter due to the sale of one large pre-1990 apartment complex account and the restructure of several large pre-1990 real estate credits. The Company had $99 million of receivables at September 30, 1995 that were restructured at market rates of interest, written down from the original loan balance and returned to earning status. The recorded investment of these receivables is expected to be fully recoverable. Nonearning assets principally consist of corporate finance and real estate accounts originated prior to 1990.

  Total net writedowns increased $5 million for the nine month period ended September 30, 1995 as a result of the significant amount of pre-1990 real estate and corporate finance resolutions which occurred during the period. Delinquent receivables decreased from the prior year end reflecting continued strong performance of the Company's newer portfolios combined with the restructure of several pre-1990 real estate credits. Loans considered troubled debt restructures decreased to $26 million from $54 million in the prior year due to the sale of one large pre-1990 corporate finance credit.

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

LIQUIDITY AND CAPITAL RESOURCES

  During the first nine months of 1995, the Company increased lending assets and investments by $704 million, reduced the level of commercial paper and short term borrowings by $125 million, retired $261 million of senior notes, and paid $43 million in dividends to common and preferred stockholders. To meet these funding requirements, the Company supplemented its cash flow from operations by issuing $1,132 million of senior notes and debentures.

  The ratio of commercial paper and short-term borrowings to total debt decreased by 5% to 33% at September 30, 1995 compared with 38% at December 31, 1994, reflecting the Company's decision to continue to reduce the level of short-term funding. Leverage was increased slightly to 5.2x at September 30, 1995 compared to 4.8x at December 31, 1994, due to the 8% growth in lending assets and investments and an increase in liquidity from a higher level of cash equivalents. Leverage and the level of commercial paper and short-term borrowings continue to remain within ranges targeted by the Company to maintain a strong financial position.

  At September 30, 1995, the Company had unused bank credit facilities of $2,210 million, liquidity support of $500 million from Fuji Bank under the Keep Well Agreement and $494 million available under the factored accounts receivable sale program, all of which provide the Company with an aggregate amount of $3,204 million of committed credit and sale facilities representing 138% of outstanding commercial paper and short-term borrowings. Committed credit and sale facilities from unaffiliated financial institutions represent 114% of outstanding commercial paper and short-term borrowings at September 30, 1995. The liquidity provided by the bank credit facilities and the Keep Well Agreement remain unused at September 30, 1995.

  During the second quarter, the bank credit facilities' terms were changed to include reduced pricing, an increase in the term for $1.1 billion of the facilities to five years, required stockholders' equity of $900 million, and the elimination of any funding covenant based on material adverse change in the financial condition of the Company.

  On May 3, 1995 the Company and Fuji Bank agreed to extend the term of the Keep Well Agreement for an additional two years from December 31, 2000 to December 31, 2002.

RISK MANAGEMENT

  The Company maintains a conservative currency and interest rate risk posture by using derivatives as an integral part of its asset/liability management program to reduce its overall level of financial risk. These derivatives, particularly interest rate swap agreements, are used to lower funding costs, diversify sources of funding or alter interest rate exposure arising from mismatches between assets and liabilities. Agreements entered into during the first nine months of 1995 were entirely related to accomplishing these risk management objectives and consisted of notional amounts approximating $1.4 billion of basis and cross currency interest rate swap agreements.

  The Company invests in and operates commercial finance companies throughout the world. Over the course of time, reported results from the operations and investments in foreign countries may fluctuate in response to exchange rate movements in relation to the U.S. dollar. While the Western European operations and investments are the largest areas of the Company's activities, reported results will be influenced to a lesser extent by the exchange rate movements in the currencies of other countries in which our subsidiaries and investments are located. To minimize the effect of movements in exchange rates on financial results, the Company will periodically enter into forward currency exchange contracts and purchase options which serve as hedges of translation of foreign currency income and investment amounts to U.S. dollars. As of September 30, 1995, the Company held $244 million of forward currency exchange contracts and purchased options related to this purpose.

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

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

          (12) Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

          (27)  Financial Data Schedule

          (b)  Reports on Form 8-K


  On July 31, 1995, the Company filed with the U.S. Securities and Exchange Commission a Current Report on Form 8-K, dated July 28, 1995, to announce the Company's earnings for the quarter ended June 30, 1995.

  On October 3, 1995, the Company filed with the U.S. Securities and Exchange Commission a Current Report on Form 8-K, dated September 29, 1995, to announce the appointment of a successor Trustee, Registrar and Paying Agent for Senior Securities and Junior Subordinated Securities issued under the Company's Registration Statement No. 33-58716, dated February 25, 1993.

  On October 17, 1995, the Company filed a prospectus supplement under registration statement no. 33-62479, which established a Medium-Term Notes program for the sale of up to $2.5 billion of notes due from 9 months to 30 years from the date of issue.

  On October 18, 1995, the Company filed with the U.S. Securities and Exchange Commission a Current Report on Form 8-K, dated October 17, 1995 to file the Distribution Agreement, Supplemental Indentures, Forms of Medium-Term Notes and tax opinion in connection with the establishment of its Medium-Term Notes, series G program.

  On October 24, 1995, the Company filed with the U.S. Securities and Exchange Commission a Current Report on Form 8-K, dated October 24, 1995, to announce the Company's earnings for the quarter ended September 30, 1995.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.



                             HELLER FINANCIAL, INC.



               By:             Richard J. Almeida
                  --------------------------------------------

                               Richard J. Almeida
                          Executive Vice President and
                            Chief Financial Officer



               By:              Lawrence G. Hund
                  --------------------------------------------

                                Lawrence G. Hund
                     Senior Vice President, Controller and
                            Chief Accounting Officer



Date: October 27, 1995