Form 10-K
period 1995-12-31
HELLER FINANCIAL INC
filed 1996-02-14
CIK 46738

                                                                           1995
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
  [X]        ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the Fiscal Year Ended December 31, 1995

                                      OR

  [_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                               [NO FEE REQUIRED]

                         Commission file number 1-6157

                            HELLER FINANCIAL, INC.
            (Exact name of registrant as specified in its charter)

               Delaware                              36-1208070
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)



   500 West Monroe Street, Chicago,                     60661
               Illinois                              (Zip Code)
    (Address of principal executive
               offices)

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

    Number of shares of Common Stock outstanding at February 14, 1996: 100.
                  Documents incorporated by reference: None.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 ITEM NO.                           NAME OF ITEM                            PAGE
 --------                           ------------                            ----

                                     PART I
 Item  1. Business.......................................................     3
          Corporate Finance..............................................     3
          Asset Based Finance............................................     3
          Real Estate Finance............................................     4
          International Factoring and Asset Based Finance................     4
          Specialized Finance and Investments............................     4
          Syndication Activities.........................................     5
          Ownership......................................................     5
          Summary of Total Revenues, Lending Assets and Investments......     5
          Rates Charged; Competition; Regulation.........................     5
 Item  2. Properties.....................................................     5
 Item  3. Legal Proceedings..............................................     5
 Item  4. Submission of Matters to a Vote of Security Holders............     6

                                    PART II
          Market for Registrant's Common Equity and Related Stockholder
 Item  5.  Matters.......................................................     6
 Item  6. Selected Financial Data........................................     7
          Management's Discussion and Analysis of Financial Condition and
 Item  7.  Results of Operations.........................................     8
          Results of Operations..........................................     8
          Portfolio Composition..........................................    10
          Product Categories.............................................    12
          Credit Management..............................................    18
          Portfolio Quality..............................................    18
          Liquidity and Capital Resources................................    21
          Risk Management................................................    22
          Accounting Developments........................................    23
 Item  8. Financial Statements and Supplementary Data....................    24
          Changes in and Disagreements with Accountants on Accounting and
 Item  9.  Financial Disclosure..........................................    51

                                    PART III
 Item 10. Directors and Executive Officers of the Registrant.............    52
 Item 11. Executive Compensation.........................................    56
          Summary Compensation Table.....................................    56
          Retirement and Other Defined Benefit Plans.....................    57
          Compensation of Directors......................................    58
          Employment Contracts and Termination of Employment and Change
           of Control Arrangements.......................................    58
          Compensation Committee Interlocks and Insider Participation....    58
 Item 12. Security Ownership of Certain Beneficial Owners and Management.    59
          Voting Securities..............................................    59
          Equity Securities..............................................    59
 Item 13. Certain Relationships and Related Transactions.................    60
          Keep Well Agreement with Fuji Bank.............................    60
          Tax Allocation Agreements......................................    61
          Certain Transactions with Fuji Bank and with the Parent and Its
           Subsidiaries..................................................    61
          Certain Other Relationships....................................    63

                                    PART IV
          Exhibits, Financial Statement Schedules and Reports on Form 8-
 Item 14.  K.............................................................    64

                                    PART I

ITEM 1. BUSINESS

  Heller Financial, Inc. (the "Company") was incorporated in 1919 under the laws of the State of Delaware and is engaged in various aspects of the commercial finance business. The Company and its consolidated subsidiaries employ approximately 1,500 people. The executive offices are located at 500 West Monroe Street, Chicago, Illinois 60661 (telephone: (312) 441-7000). Unless the context indicates otherwise, references to the Company include Heller Financial, Inc. and its consolidated subsidiaries.

  The Company operates in the middle market segment of the commercial finance industry, which generally includes entities in the manufacturing and service sectors with annual sales in the range of $15 million to $200 million and in the real estate sector with property values generally in the range of $5 million to $40 million. The Company currently provides services in five product categories: (1) corporate finance, (2) asset based finance, (3) real estate finance, (4) international factoring and asset based finance and (5) specialized finance and investments. The asset based finance product category consists of financing for working capital and receivable management, vendor finance program loans and leases, secured working capital finance, equipment loans and leases to end users, small business lending, and indirect consumer finance.

  The Company is continuing the program begun in 1990 to diversify its portfolio and earnings sources, strengthen earnings, improve asset quality and maintain its capital strength. The Company is diversifying its portfolio and earnings sources by growing the asset based businesses, reducing reliance on the corporate finance and real estate finance businesses, and continuing to grow its equity investments and international businesses. Earnings quality is being strengthened by growing the asset based businesses which provide more consistent earning streams and reduce the level and volatility of credit quality costs. Asset quality is improving by emphasizing lower risk asset based business through conservative underwriting practices and the resolution of pre-1990 problem accounts. The Company is pursuing these goals in the framework of continued moderate leverage, appropriate reserves and conservative liquidity.

CORPORATE FINANCE

  The Corporate Finance Group offers a broad spectrum of services based on the cash flows underlying a client's business. These services are often provided through coordination with private equity sponsors and include the financing of corporate recapitalizations, refinancings, expansions, acquisitions and buy-outs of publicly and privately held entities in a wide variety of industries. Loans are provided on both a term and revolving basis for periods of up to ten years and are typically collateralized by senior liens on the borrower's stock or assets or both. Corporate Finance transactions may also include some unsecured or subordinated financings or non-voting equity infusions.

ASSET BASED FINANCE

  Asset based financing is offered by the Current Asset Management Group, Vendor Finance Division, Heller Business Credit ("Business Credit"), Commercial Equipment Finance Division, Heller First Capital ("First Capital") and Sales Finance Group.

  The Current Asset Management Group provides working capital financing, receivable management, and credit protection to companies in a broad range of industries. The group offers factoring services to approximately 650 clients and over 100,000 customers primarily in the apparel, textile, houseware, transportation, and home furnishings industries. In return for a commission, the group purchases the client's accounts receivable and provides collection and management information services. Working capital is provided by advancing on a formula basis a percentage of the client's factored accounts receivable. The group also provides advances against inventory on a formula basis.

  Vendor Finance Division provides leasing and financing of capital equipment through approximately 75 manufacturer and vendor programs, financing of independent leasing companies and direct relationships with end users. These transactions generally have partial or full recourse to the vendor. This division finances the machining, graphic arts, information technology, energy management, healthcare, communication, and food processing markets.

  Business Credit provides working capital and term financing to middle market companies for refinancings, recapitalizations and acquisitions. The group provides financing to manufacturers, retailers, wholesalers, distributors, exporters, and service firms. The group also serves as co-lender or participates in transactions agented by other asset based lenders. The revolving credit facilities and term loans are generally cross-collateralized.

  The Commercial Equipment Finance Division provides financing to a diverse group of middle market companies for equipment acquisition (expansion, replacement and modernization) or refinancing of existing equipment obligations. The equipment is typically essential to the operations of the borrower and the amount financed is generally not a substantial part of the capital structure for an individual borrower. The markets served include transportation (rail, air and shipping), supermarket, manufacturing, restaurant and food processing.

  First Capital is a provider of long-term financing to independent small businesses and franchises under U.S. Small Business Administration loan guarantee programs. The types of loans include real estate acquisition, refinancing or construction financing, equipment or business acquisition, permanent working capital for expansion efforts, and debt consolidation. The guaranteed portions of these loans are sometimes sold in the secondary market, with servicing rights retained by First Capital.

  The Sales Finance group, recently formed as a stand-alone business unit, provides financing to under-served market niches in consumer finance by providing financing lines to consumer receivables originators. The group provides receivable funding and project finance for vacation ownership, home improvement, and non-prime auto finance companies.

REAL ESTATE FINANCE

  The Real Estate Financial Services group provides interim financing to real estate owners, investors and developers primarily for the acquisition, refinancing and renovation of commercial income producing properties in a wide range of property types and geographic areas. The group also offers financing for discounted loan portfolio acquisitions, participating junior debt and equity financing to developers of single and multi-family housing, credit sale-leaseback financing for single tenant properties, as well as standby commitments. The group also originates loans secured by manufactured housing communities, self storage facilities, and multi-tenant industrial property types to be sold through the capital markets via commercial mortgage securitization.

INTERNATIONAL FACTORING AND ASSET BASED FINANCE

  The International Group provides factoring, asset based finance, acquisition finance, leasing, vendor finance and/or trade finance programs primarily to small and mid-sized businesses outside the United States through investments in commercial finance companies located in 19 countries in Europe, Asia, Australia and Latin America. These companies may be wholly or majority-owned or joint ventures. During 1995, the International Group continued to pursue new international opportunities and has expanded support of the international needs of existing domestic customers.

SPECIALIZED FINANCE AND INVESTMENTS

  Specialized financing and investments are generally originated in three areas: project investment, aircraft finance, and middle market equity investing. The Project Investment and Advisory Division offers financing to independent power producers and industrial projects in the form of senior and junior secured loans, equity investments and development loans. Aircraft Finance offers financing for commercial aircraft and aircraft engines through operating leases or junior secured loans to an operating lessor, with terms ranging from 4 to 10 years and direct investing in new aircraft through strategic alliances. Equity Finance provides financing to or invests in middle market companies and provides capital to companies requiring an operational or financial turnaround.

SYNDICATION ACTIVITIES

  Heller's strategy continues to focus on managing exposure to individual credits and industry concentrations. A key part of this strategy has been to sell participations to control the concentration of credit risk. The Company has established syndication programs in most of its businesses syndicating $532 million of receivables during 1995.

OWNERSHIP

  All of the outstanding Common Stock of the Company is owned by Heller International Corporation (the "Parent"), a wholly-owned subsidiary of The Fuji Bank Limited ("Fuji Bank"), headquartered in Tokyo, Japan. Fuji Bank also directly owns 21% of the outstanding shares of Heller International Group, Inc., a consolidated subsidiary of the Company engaged in international factoring and asset based financing activities. Fuji Bank is one of the largest banks in the world, with total deposits of approximately $378 billion at September 30, 1995. For a discussion of the "Keep Well Agreement" between Fuji Bank and the Company, see "Certain Relationships and Related Transactions--Keep Well Agreement with Fuji Bank."

SUMMARY OF TOTAL REVENUES, LENDING ASSETS AND INVESTMENTS

  A summary of total revenues, lending assets and investments by product category is included in the "Portfolio Composition" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 10. This summary closely corresponds to a classification by operating unit. For information about international operations, see Notes 3 and 15 to the Consolidated Financial Statements.

RATES CHARGED; COMPETITION; REGULATION

  Rates charged by the Company vary depending on the risk and maturity of the loan, competition, current cost of borrowing to the Company, state usury laws and other governmental regulations. The Company's portfolio of receivables primarily earns interest at variable rates. These variable rates float in accordance with various agreed upon reference rates, including the London Inter-bank Offered Rate, the Prime Rate or corporate based lending rates. Competition varies by operating group. In general, the Company is subject to competition from a variety of financial institutions, including commercial finance companies, banks and leasing companies.

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

ITEM 2. PROPERTIES

  The Company leases executive offices located at 500 West Monroe Street, Chicago, Illinois 60661 and maintains various offices throughout the United States, Europe, Asia, Australia and Latin America, all of which are leased premises. For information concerning the Company's lease obligations, see Note 7 to the Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

  The Company is party to a number of legal proceedings as plaintiff and defendant, all arising in the ordinary course of its business. The Company believes that the amounts, if any, which may ultimately be funded or paid with respect to these matters, will not have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were acted upon in the fourth quarter of 1995.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
    MATTERS

  The outstanding Common Stock of the Company is owned entirely by the Parent, which is wholly-owned by Fuji Bank. There is no public trading market for the Company's Common Stock. The Company is prohibited from paying cash dividends on Common Stock unless full cumulative dividends on all outstanding shares of Perpetual Preferred, Convertible Preferred and NW Preferred Stock have been paid. All Preferred Stock dividends have been paid and in 1995 the Company declared and paid $52 million in cash dividends on Common Stock to its Parent. The Company anticipates paying future dividends on Common Stock while maintaining its conservative capital structure.

ITEM 6. SELECTED FINANCIAL DATA

  The following table presents information from the Company's Consolidated Financial Statements for the five years ended December 31, 1995, which have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report included herein. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the "Financial Statements and Supplementary Data."

                                          FOR THE YEAR ENDED DECEMBER 31,
                                         --------------------------------------
                                          1995    1994    1993    1992    1991
                                         ------  ------  ------  ------  ------
                                               (DOLLARS IN MILLIONS)
INCOME STATEMENT DATA:
Interest income........................  $  851  $  702  $  620  $  634  $  730
Interest expense.......................     464     336     264     295     406
                                         ------  ------  ------  ------  ------
 Net interest income...................     387     366     356     339     324
Fees and other income..................     198     170     138     101      95
Income of international joint ventures.      35      21      23      26      19
                                         ------  ------  ------  ------  ------
 Operating revenues....................     620     557     517     466     438
Operating expenses.....................     216     195     174     169     167
Provision for losses...................     223     188     210     252     201
                                         ------  ------  ------  ------  ------
 Income before income taxes, minority
  interest and change in accounting
  principle............................     181     174     133      45      70
Income tax provision/(benefit).........      49      51      11      (5)      3
Minority interest in income of Heller
 International Group, Inc..............       7       5       5       3       3
                                         ------  ------  ------  ------  ------
 Income before change in accounting
  principle............................     125     118     117      47      64
Cumulative effect of a change in
 accounting principle for income taxes.     --      --      --       41     --
                                         ------  ------  ------  ------  ------
 Net income............................  $  125  $  118  $  117  $   88  $   64
                                         ======  ======  ======  ======  ======
Common dividends paid..................  $   52  $   20  $  --   $  --   $  --
                                         ======  ======  ======  ======  ======
Ratio of earnings to combined fixed
 charges and preferred stock dividends
 (See exhibit 12)......................   1.34x   1.44x   1.43x   1.14x   1.15x
                                         ======  ======  ======  ======  ======
                                                    DECEMBER 31,
                                         --------------------------------------
                                          1995    1994    1993    1992    1991
                                         ------  ------  ------  ------  ------
                                               (DOLLARS IN MILLIONS)
BALANCE SHEET DATA:
Receivables............................  $8,085  $7,616  $7,062  $7,465  $7,171
Allowance for losses of receivables....     229     231     221     224     170
Investments............................     693     634     370     280     184
Investments in international joint
 ventures..............................     233     174     144     140     129
Total assets...........................  $9,638  $8,476  $7,913  $7,952  $7,529
                                         ======  ======  ======  ======  ======
Senior debt:
 Commercial paper and short-term
  borrowings...........................  $2,223  $2,451  $1,981  $2,422  $2,797
 Notes and debentures..................   5,145   3,930   3,893   3,521   2,809
Subordinated debt......................     --      --      --      --       88
Junior subordinated debt...............     --      --       75     225     230
                                         ------  ------  ------  ------  ------
 Total debt............................  $7,368  $6,381  $5,949  $6,168  $5,924
                                         ======  ======  ======  ======  ======
Total liabilities......................  $8,208  $7,107  $6,625  $6,777  $6,531
Preferred stock........................  $  150  $  150  $  150  $  150  $   25
Common equity..........................   1,234   1,180   1,103     994     943
                                         ------  ------  ------  ------  ------
 Total stockholders' equity............  $1,384  $1,330  $1,253  $1,144  $  968
                                         ======  ======  ======  ======  ======
Ratio of commercial paper and short-
 term borrowings to total debt.........      30%     38%     33%     39%     47%
                                         ======  ======  ======  ======  ======
Ratio of debt (net of short-term
 investments) to total stockholders'
 equity................................    5.0x    4.7x    4.7x    5.4x    6.1x
                                         ======  ======  ======  ======  ======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  During 1995, the Company remained committed to its four strategies, which are to strengthen earnings, diversify assets, strengthen asset quality and maintain a conservative capital structure. Earnings quality improved as operating revenues continued to show increased diversity among the Company's various business lines. The Company continued to balance the portfolio by growing the asset based businesses and reducing the level of corporate finance and real estate finance lending assets. Asset quality also improved due to the excellent credit performance in the newer asset based businesses, the favorable credit experience of the post-1990 financings in the corporate finance and real estate businesses and the continued resolution of pre-1990 corporate finance and real estate problem accounts. The Company's capital structure remained conservative as evidenced by a debt to equity ratio (net of short-term investments) of 5 to 1 and a reduction to 30% of commercial paper and short term borrowings as a percentage of total debt.

RESULTS OF OPERATIONS

  The following table summarizes the Company's operating results for the years ended December 31, 1995, 1994, and 1993.

                                              FOR THE YEAR      FOR THE YEAR
                                             ENDED DECEMBER    ENDED DECEMBER
                                                   31,               31,
                                            ----------------- -----------------
                                                      PERCENT           PERCENT
                                            1995 1994 CHANGE  1994 1993 CHANGE
                                            ---- ---- ------- ---- ---- -------
                                            (DOLLARS          (DOLLARS
                                               IN                 IN
                                            MILLIONS)         MILLIONS)
Interest income............................ $851 $702    21%  $702 $620    13%
Interest expense...........................  464  336    38    336  264    27
                                            ---- ----         ---- ----
  Net interest income......................  387  366     6    366  356     3
Fees and other income......................  198  170    16    170  138    23
Income of international joint ventures.....   35   21    67     21   23    (9)
                                            ---- ----         ---- ----
  Operating revenues.......................  620  557    11    557  517     8
Operating expenses.........................  216  195    11    195  174    12
Provision for losses.......................  223  188    19    188  210   (10)
                                            ---- ----         ---- ----
  Income before income taxes and minority
   interest................................  181  174     4    174  133    31
Income tax provision.......................   49   51    (4)    51   11   364
Minority interest in income of Heller
 International Group, Inc..................    7    5    40      5    5   --
                                            ---- ----         ---- ----
  Net income............................... $125 $118     6%  $118 $117     1%
                                            ==== ====         ==== ====

1995 vs. 1994

  For the third straight year the Company achieved record net income. Net income for 1995 increased by $7 million or 6% due to increased net interest income, higher revenues from fees and other income and increased income of international joint ventures. These increases were partially offset by continued spending for developing businesses and a higher provision for losses related to resolution of pre-1990 accounts.

  Net interest income increased 6% from the prior year period due to growth in earning funds and a moderate increase in net interest margin which exceeded the costs of carrying higher average levels of equity investments. Average earning funds grew by 8% during 1995. Rates charged on 81% of average earning funds for 1995 were based on floating indices such as the average three month London Inter-bank Offered Rate, which increased to 6.0% in 1995 from 4.7% in 1994 and contributed to the increase in interest income for the year. Interest expense increased during 1995 partly due to the rise in the average borrowing rate to 6.9% from 5.5% in 1994 and the higher level of debt used to finance portfolio growth.

  Fees and other income increased $28 million or 16% for 1995 due to increased net gains from sales of investments and increased revenues from real estate transactions. Net gains on sales of investments increased 51% during 1995 primarily due to the sale of several equity investments at substantial gains. Realized gains from sales of investments during 1995 were $133 million, which were partially offset by writedowns and realized losses of $59 million. Due to the timing and recognition of investment activity, the Company expects net investment gains to vary from year to year.

  Income of international joint ventures increased by $14 million during 1995 primarily due to growth in earnings from European joint ventures in the Netherlands and France, and benefits from changes in foreign exchange rates relative to the U.S. dollar.

  Operating expenses were higher principally due to increased spending to support growth of the asset based businesses. This trend is expected to continue in 1996.

  The provision for losses increased by $35 million or 19% over prior year levels as the Company continued to aggressively resolve pre-1990 real estate and corporate finance problem accounts through paydown, sale, restructure or writedown of these accounts. Net writedowns of receivables and repossessed assets increased by $52 million compared to the prior year due to this aggressive account management. The Company's newer business portfolios continued to exhibit strong credit quality resulting in a very low level of writeoffs for this portfolio during 1995.

  The Company's effective tax rate decreased to 27% and was below statutory rates primarily due to the favorable resolution of certain state tax issues in 1995.

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

  The provision for losses declined in 1994 as the level of problem assets continued to recede and the performance of new financings over the past four years remained strong. The allowance for losses was 3.0% of receivables, which equaled 81% of nonearning receivables at December 31, 1994. These amounts were restated to reflect the adoption of Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" in order to conform with the 1995 presentation.

  The Company's effective tax rate increased to 30% from 8% for the prior year, in which higher deferred tax benefits were recognized. The Company's provision for income taxes is lower than the statutory rate due to the favorable resolution of a tax issue and the recognition of additional deferred tax benefits during the second quarter.

PORTFOLIO COMPOSITION

  Lending assets and investments increased $596 million or 7% during 1995 as the Company continued to build a more balanced portfolio by diversifying its asset base and sources of income. The growth experienced was primarily from the domestic asset based businesses. The Company achieved this level of growth despite a $486 million reduction of the pre-1990 corporate finance and real estate portfolio. In line with the Company's diversification efforts, lending assets and investments for both corporate finance and real estate finance have been reduced as a percentage of total lending assets and investments. The following tables present lending assets and investments and total revenues by product category. The asset based finance category includes factoring, vendor finance program loans and leases, secured working capital finance, equipment loans and leases to end-users, small business activities, and indirect consumer finance.

                                       LENDING ASSETS AND INVESTMENTS AS OF
                                                   DECEMBER 31,
                                   --------------------------------------------
                                        1995           1994           1993
                                   -------------- -------------- --------------
                                   AMOUNT PERCENT AMOUNT PERCENT AMOUNT PERCENT
                                   ------ ------- ------ ------- ------ -------
                                              (DOLLARS IN MILLIONS)
BY PRODUCT CATEGORY:
Corporate finance................. $3,092    34%  $3,309    39%  $3,572    46%
Asset based finance...............  3,003    33    2,103    25    1,512    20
Real estate finance...............  1,966    22    2,152    25    1,956    25
International factoring and asset
 based finance....................    506     6      374     5      285     4
Specialized finance and
 investments......................    472     5      505     6      417     5
                                   ------   ---   ------   ---   ------   ---
  Total lending assets and
   investments.................... $9,039   100%  $8,443   100%  $7,742   100%
                                   ======   ===   ======   ===   ======   ===

  Lending assets include receivables and repossessed assets.

BY ASSET TYPE:
Receivables....................... $8,085    89%  $7,616    90%  $7,062    91%
Repossessed assets................     28     1       19     1      166     2
                                   ------   ---   ------   ---   ------   ---
  Total lending assets............  8,113    90    7,635    91    7,228    93
Investments.......................    693     8      634     7      370     5
International joint ventures......    233     2      174     2      144     2
                                   ------   ---   ------   ---   ------   ---
  Total investments...............    926    10      808     9      514     7
                                   ------   ---   ------   ---   ------   ---
  Total lending assets and
   investments.................... $9,039   100%  $8,443   100%  $7,742   100%
                                   ======   ===   ======   ===   ======   ===

  Lending Assets and Investments. During the last several years, the Company has developed a more balanced, lower risk portfolio, while maintaining its market position in business value and real estate finance. During 1995, asset based lending assets and investments increased $900 million to 33% of total lending assets and investments and became the second largest product category of the Company. Corporate finance and real estate lending assets and investments have decreased to 34% and 22% of the portfolio, respectively, reflecting the Company's desire to reduce concentration in these businesses and establish a balanced portfolio. Total lending assets increased $478 million while the ratio of nonearning assets to total lending assets decreased to 3.6% from 4.0% at the prior year end. Total investments increased $118 million during 1995 due to an increase in real estate transactions and investments in and undistributed earnings of International joint ventures.

  Concentrations of lending assets of 5% or more at December 31, 1995 and 1994, based on the standard industrial classification of the borrower, are as follows:

                                                          DECEMBER 31,
                                                  -----------------------------
                                                       1995           1994
                                                  -------------- --------------
                                                  AMOUNT PERCENT AMOUNT PERCENT
                                                  ------ ------- ------ -------
                                                      (DOLLARS IN MILLIONS)
   Food, grocery and other miscellaneous retail..  $568      7%   $443      6%
   Textiles and apparel manufacturing............   529      7     562      7
   Department and general merchandise retail
    stores.......................................   482      6     673      9
   General industrial machines...................   392      5     462      6

  The majority of lending assets in the textiles and apparel manufacturing and department and general merchandise retail stores categories is comprised of factored accounts receivable which represent short-term trade receivables from a large number of customers. The general industrial machines classification is distributed among machinery used for many different industrial applications.

  Total Revenues. Total revenues include interest income, net gains from the sales of investments, fees and other income from domestic and consolidated international operations, and the Company's share of the net income of its international joint ventures.

                                    TOTAL REVENUES FOR THE YEAR ENDED DECEMBER
                                                       31,
                                   --------------------------------------------
                                        1995           1994           1993
                                   -------------- -------------- --------------
                                   AMOUNT PERCENT AMOUNT PERCENT AMOUNT PERCENT
                                   ------ ------- ------ ------- ------ -------
                                              (DOLLARS IN MILLIONS)
Corporate finance................. $  388    36%   $367     41%   $389     50%
Asset based finance...............    296    27     214     24     151     19
Real estate finance...............    253    23     218     25     161     21
Specialized finance and
 investments......................     83     8      48      5      41      5
International factoring and asset
 based finance....................     64     6      46      5      39      5
                                   ------   ---    ----    ---    ----    ---
  Total revenues.................. $1,084   100%   $893    100%   $781    100%
                                   ======   ===    ====    ===    ====    ===

  The growth in total revenues of $191 million or 21% in 1995 is primarily attributable to growth in interest income from higher variable interest rates and average earning fund levels, an increase in the net gains on sales of investments, and growth in income of international joint ventures. Consistent with the shift in lending assets, corporate finance and real estate revenues decreased as a percentage of total revenues, while asset based revenues and revenues from specialized finance and investments increased. Earnings quality improved for the year as the Company achieved greater diversification of revenues among all of its product lines.

PRODUCT CATEGORIES

  Corporate finance. The Corporate Finance Group provides senior and subordinated financing for corporate recapitalizations, refinancings, expansions, acquisitions and buy-outs of publicly and privately held companies. Strong credit disciplines were maintained by financing transactions with smaller retained balances and utilizing syndication capabilities to reduce customer concentrations as evidenced by an average hold size of $16 million in 1995 versus $18 million in the prior year. While the number of new transactions during 1995 has increased over the prior year, corporate finance lending assets and investments decreased $217 million to 34% of the total portfolio, due to run off or resolution of pre-1990 accounts and a relatively high level of payoffs in the newer portfolio. Repayments and syndications totaled $1,457 million and $1,341 million for 1995 and 1994, respectively. The Corporate Finance Group originated $1,412 million of financings during 1995 compared to $1,153 million in the prior year.

                                                             DECEMBER 31,
                                                         ----------------------
                                                          1995    1994    1993
                                                         ------  ------  ------
                                                             (DOLLARS IN
                                                              MILLIONS)
   Lending assets....................................... $2,930  $3,116  $3,479
   Investments..........................................    162     193      93
                                                         ------  ------  ------
     Total lending assets and investments............... $3,092  $3,309  $3,572
                                                         ======  ======  ======
   Nonearning assets.................................... $   89  $  124  $  294
                                                         ======  ======  ======
   Ratio of nonearning assets to lending assets.........    3.0%    4.0%    8.5%
                                                         ======  ======  ======
                                                          FOR THE YEAR ENDED
                                                             DECEMBER 31,
                                                         ----------------------
                                                          1995    1994    1993
                                                         ------  ------  ------
                                                             (DOLLARS IN
                                                              MILLIONS)
   Interest income...................................... $  363  $  330  $  349
   Fees and other income................................     25      37      40
                                                         ------  ------  ------
     Total revenues..................................... $  388  $  367  $  389
                                                         ======  ======  ======
   Net writedowns of lending assets..................... $  113  $   77  $  125
                                                         ======  ======  ======
   Ratio of net writedowns to average lending assets....    3.7%    2.3%    3.1%
                                                         ======  ======  ======

  Interest income increased as higher variable interest rates more than offset the effect of a decline in the level of average corporate finance funds employed. Fees and other income decreased during 1995 as realized gains from sales of equity investments were offset by $37 million of writedowns and realized losses on several equity investments related primarily to troubled pre-1990 accounts.

  Net writedowns of corporate finance lending assets increased by $36 million primarily due to net writedowns on pre-1990 assets which comprised 85% of total corporate finance net writedowns for the year. Nonearning assets decreased to 3% of total corporate finance lending assets due to the continued strong credit quality of the receivables originated since 1990 and the resolution of several pre-1990 problem credits. Approximately 80% of the group's nonearning assets were originated prior to 1990.

  At December 31, 1995, the Corporate Finance Group was contractually committed to finance an additional $627 million to new and existing borrowers, generally contingent upon the maintenance of specific credit standards. Since many of the commitments are expected to remain unused, the total commitment amounts do not necessarily represent future cash requirements. No significant commitments exist to provide additional financing related to nonearning assets.

  Corporate financings are generally considered by certain regulatory agencies as highly leveraged transactions.

  Asset based finance. The asset based lending portfolio is comprised of factored accounts receivable, vendor finance program loans and leases, secured working capital finance, equipment loans and leases to end users, small business finance activities, and indirect consumer finance. Asset based lending assets and investments increased by 43% over the prior year as the group funded $1,696 million and $1,009 million during 1995 and 1994, respectively. This was offset by repayments and syndications totaling $803 million and $410 million during 1995 and 1994, respectively. Revenues increased by 38% as a result of the continued growth of these businesses.

  Current Asset Management Group provides factoring services that are short-term trade receivables primarily from department and general merchandise retailers. These accounts are highly liquid with an average turnover of approximately 50 days, and are managed continuously by evaluating the consolidated exposure from all clients to a particular customer. Credit files are maintained for customers in order to control this credit exposure. In 1995, the group was one of the largest factors in the highly competitive United States factoring industry with volume in excess of $6 billion.

  The Vendor Finance Division provides customized finance and lease programs to a variety of equipment manufacturing and distribution clients, as well as independent leasing companies. Loans to purchasers of equipment are generally made with partial recourse to the vendor. Individual transactions generally range from $50,000 to approximately $2.5 million with an average transaction size of approximately $100,000. New business volume this year increased over 1994, while asset quality continued to be strong.

  Business Credit provides senior secured revolving and term facilities based on accounts receivable, inventory, and to a lesser extent, machinery and equipment. Business Credit provides financing both as agent and on a participation basis with other traditional asset-based lenders in senior secured transactions with an average commitment and loan size of $17 million and $8 million, respectively, as of December 31, 1995. These loans are usually for periods of 3 to 5 years and consist of revolving credit facilities secured by accounts receivable and inventory and to a much lesser extent, term loans secured by property, plant and equipment. New business volume increased significantly during 1995 while the group also maintained excellent asset quality.

  The Commercial Equipment Finance Division offers general equipment financing direct to customers in multiple industries for equipment acquisition (expansion, replacement and modernization), or refinancing of existing equipment obligations. Transactions financed generally range from $1 million to $15 million with terms ranging from 3 to 10 years. New business growth for 1995 exceeded 1994 while asset quality continues to be excellent.

  First Capital is the third largest lender of Small Business Administration loans providing loans to a broad range of individual small businesses and franchises. Types of loans include real estate acquisition, refinancing or construction financing and equipment or business acquisition. These loans are guaranteed up to 75% by the U.S. Small Business Administration. These loans are generally for amounts up to $2 million and have an average transaction size of $350,000. First Capital has historically sold, and may from time to time in the future sell, the guaranteed portion of these loans.

  Sales Finance, established as a separate division at the end of 1995, provides senior and subordinate consumer financing on an indirect basis or through strategic alliances with originator and servicer companies. Financing is provided primarily for vacation ownership, home improvement, and non-prime auto finance companies. Transaction sizes generally range from $3 million to $25 million with terms ranging from three to seven years.

  The asset based portfolio and revenues are presented below:

                                                             DECEMBER 31,
                                                         ----------------------
                                                          1995    1994    1993
                                                         ------  ------  ------
                                                             (DOLLARS IN
                                                              MILLIONS)
   Current Asset Management Group....................... $  802  $  762  $  708
   Vendor Finance Division..............................    663     561     438
   Business Credit......................................    601     300     103
   Commercial Equipment Finance Division................    526     344     168
   First Capital........................................    208      98      55
   Sales Finance........................................    183      38      --
   Other................................................    --      --       40
                                                         ------  ------  ------
     Total lending assets............................... $2,983  $2,103  $1,512
   Investments..........................................     20     --      --
                                                         ------  ------  ------
     Total lending assets and investments............... $3,003  $2,103  $1,512
                                                         ======  ======  ======
   Nonearning assets.................................... $   23  $    8  $   16
                                                         ======  ======  ======
   Ratio of nonearning assets to total lending assets...    0.8%    0.4%    1.0%
                                                         ======  ======  ======

  The lending assets in each of the asset based categories grew significantly as a result of increased emphasis on the development of each of these lines of business. Disciplined underwriting standards combined with strong collateral coverage have been key elements resulting in the low level of nonearning assets as of December 31, 1995. The increase in asset based nonearning assets is primarily due to two portfolios of workers compensation claims financed by the healthcare unit of the Current Asset Management Group.

                                                                FOR THE YEAR
                                                               ENDED DECEMBER
                                                                    31,
                                                               ----------------
                                                               1995  1994  1993
                                                               ----  ----  ----
                                                                (DOLLARS IN
                                                                 MILLIONS)
   Interest income............................................ $232  $143  $ 89
   Fees and other income......................................   64    71    62
                                                               ----  ----  ----
     Total revenues........................................... $296  $214  $151
                                                               ====  ====  ====
   Net writedowns of lending assets........................... $ 15  $ 19  $ 12
                                                               ====  ====  ====
   Ratio of net writedowns to average lending assets..........  0.6%  1.0%  0.9%
                                                               ====  ====  ====

  The revenues generated by asset based businesses increased by $82 million or 38% primarily as the result of an increase in average funds employed and the effects of higher variable interest rates. These products continued to demonstrate very favorable credit experience as evidenced by the low levels of nonearning assets and writedowns during the year. Net writedowns in the asset based portfolios were concentrated in the Current Asset Management Group and primarily resulted from several bankruptcies of discount retailers due to intense competition in this market segment. Business Credit, Commercial Equipment Finance Division and Sales Finance did not experience any writedowns during the year.

  At December 31, 1995, the asset based groups were contractually committed to finance an additional $729 million to new and existing borrowers, generally contingent upon the maintenance of specific credit standards. Since many of the commitments are expected to remain unused, the total commitment amounts do not necessarily represent future cash requirements. No significant commitments exist to provide additional financing related to nonearning assets.

  Real estate finance. During 1995, the Real Estate Finance Group continued to diversify its assets through a number of lending programs, while maintaining its credit disciplines and the relative size of its portfolio. Real estate lending assets and investments decreased, as financings of $746 million were offset primarily by repayments and loan sales of $857 million. The majority of the 1995 fundings in real estate lending assets is attributable to the financing of hotels, discounted loan portfolio acquisitions, manufactured housing and self storage facilities. These loans generally range from $1 million to $15 million, have terms ranging from one to five years and are principally collateralized by first mortgages. The average retained size of real estate financings was approximately $5 million at December 31, 1995, which is lower than prior periods due to the impact of increased investment activity and holding smaller positions in lending transactions.

                                                             DECEMBER 31,
                                                         ----------------------
                                                          1995    1994    1993
                                                         ------  ------  ------
                                                             (DOLLARS IN
                                                              MILLIONS)
   Lending assets....................................... $1,701  $2,000  $1,919
   Investments..........................................    265     152      37
                                                         ------  ------  ------
     Total lending assets and investments............... $1,966  $2,152  $1,956
                                                         ======  ======  ======
   Nonearning assets.................................... $  142  $  150  $   98
                                                         ======  ======  ======
   Ratio of nonearning assets to lending assets.........    8.3%    7.5%    5.1%
                                                         ======  ======  ======

  The group originates loans to manufactured housing communities, self storage facilities, and multi-tenant industrial property types to be sold through the capital markets via commercial mortgage securitization. The group securitized $220 million of assets in 1995 of which $44 million was retained resulting in an increase in investments. The remaining increase in investments is due to growth in acquisition, development and construction transactions.

  The level of nonearning assets decreased as a result of the Real Estate Finance Group's continued efforts to resolve its pre-1990 problem accounts combined with strong credit performance in the newer real estate portfolios. General purpose office building loans originated prior to 1990 accounted for 51% of real estate nonearning assets. The Company's ongoing real estate lending and investment philosophy includes financing smaller individual transactions and increasing the diversification of the portfolio in terms of geographic location and property type. The effectiveness of this strategy is evidenced by extremely low levels of writedowns and nonearning assets on transactions originated in the last five years.

                                                                FOR THE YEAR
                                                               ENDED DECEMBER
                                                                    31,
                                                               ----------------
                                                               1995  1994  1993
                                                               ----  ----  ----
                                                                (DOLLARS IN
                                                                 MILLIONS)
   Interest income............................................ $202  $185  $143
   Fees and other income......................................   51    33    18
                                                               ----  ----  ----
     Total revenues........................................... $253  $218  $161
                                                               ====  ====  ====
   Net writedowns of lending assets........................... $ 89  $ 79  $ 71
                                                               ====  ====  ====
   Ratio of net writedowns to average lending assets..........  4.6%  3.9%  3.8%
                                                               ====  ====  ====

  Interest income increased due to higher variable interest rates and growth in interest income from securitized assets. Fees and other income increased primarily due to income from participating interests received in connection with development loans.

  The continued high level of real estate writedowns reflects management's efforts to resolve pre-1990 problem real estate accounts through sales, restructures and independent appraisals of accounts in this portfolio. All of the Real Estate Finance Group's writedowns of lending assets during 1995 related to pre-1990 accounts with the majority of the writedowns being concentrated in general purpose office buildings.

  During 1995, the group continued its efforts to diversify the portfolio. At December 31, 1995 and 1994, real estate lending assets and investments were distributed as follows:

                         1995 1994
                         ---- ----
California..............  20%  19%
Midwest.................  17   16
Florida.................  13   14
New York................  12   13
Southwest...............  11   12
Mid-Atlantic States.....  10   14
New England.............   9    5
Other...................   8    7
                         ---  ---
                         100% 100%
                         ===  ===

                         1995 1994
                         ---- ----
General purpose office
 buildings..............  18%  21%
Hotel...................  14    7
Mobile home parks.......  13   16
Retail..................  13   10
Loan portfolios.........  11   10
Industrial..............  10   11
Apartments..............   9   13
Other...................  12   12
                         ---  ---
                         100% 100%
                         ===  ===

  The real estate portfolio is geographically dispersed throughout the United States and, as of December 31, 1995, 89% of real estate loans were collateralized by first mortgages. In an effort to reduce its exposure to general purpose office buildings, the Company has limited fundings in this sector since 1990. General purpose office building loans have decreased by $116 million or 26% during 1995. Loan portfolios are financings of borrowers engaged in the acquisition of discounted residential, commercial and industrial loans. Other includes several product types that are individually less than 5% of the portfolio.

  At December 31, 1995, the Real Estate Finance Group was contractually committed to finance an additional $232 million to new and existing borrowers, generally contingent upon the maintenance of specific credit standards. Since many of the commitments are expected to remain unused, the total commitment amounts do not necessarily represent future cash requirements. No significant commitments exist to provide additional financing related to nonearning assets.

  International factoring and asset based finance. The financial information presented includes majority and wholly-owned subsidiaries and joint ventures in commercial finance companies in 19 countries. Most of the assets of consolidated subsidiaries are located in Australia, Singapore and Mexico, while joint ventures consist of investments in 50% or less owned companies in 16 countries in Europe, Asia and Latin America. Several of these companies hold leading positions in their served markets.

  Consistent with the presentation in the Consolidated Financial Statements, the investments in and income of international joint ventures set forth below represents the Company's ownership share of the net assets and income of the international joint ventures.

                                                                 DECEMBER 31,
                                                                     1995
                                                                --------------
                                                                1995 1994 1993
                                                                ---- ---- ----
                                                                 (DOLLARS IN
                                                                  MILLIONS)
   Receivables and investments of consolidated international
    subsidiaries............................................... $249 $180 $129
   Investments in international joint ventures.................  233  174  144
   Other investments...........................................   24   20   12
                                                                ---- ---- ----
     Total lending assets and investments...................... $506 $374 $285
                                                                ==== ==== ====

  The increase in receivables and investments of consolidated subsidiaries reflects the effect of the Company increasing its ownership position in the Mexican joint venture in December 1995, and growth of asset based and factoring receivables in Singapore and Australia. The higher level of investments in international joint ventures is the result of undistributed 1995 joint venture income, the benefit from currency exchange rate movements and additional investments in existing joint ventures. Other investments are comprised of trading securities in Brazil.

                                                          FOR THE YEAR ENDED
                                                             DECEMBER 31,
                                                         ----------------------
                                                          1995    1994    1993
                                                         ------  ------  ------
                                                             (DOLLARS IN
                                                              MILLIONS)
   TOTAL REVENUES:
     Income of international joint ventures............. $   35  $   21  $   23
     Revenues from consolidated subsidiaries............     25      17      15
     Other revenues.....................................      4       8       1
                                                         ------  ------  ------
   Total international revenues......................... $   64  $   46  $   39
                                                         ======  ======  ======
   TOTAL INCOME:
     Income of international joint ventures............. $   35  $   21  $   23
     Income of consolidated subsidiaries................      7       7       4
     Other income.......................................      4       7       1
                                                         ------  ------  ------
   Total international income........................... $   46  $   35  $   28
                                                         ======  ======  ======

  Total international revenues grew $18 million in 1995 compared to the prior year due to growth in income from European joint ventures and increased interest income from the Australian and Singapore subsidiaries. Income grew $11 million due to the strong performance of several European companies. The international income amounts shown above are before costs of financing the Company's investments and central administration expenses.

  At December 31, 1995, the International Group's consolidated subsidiaries were contractually committed to finance an additional $22 million to new and existing borrowers, generally contingent upon the maintenance of specific credit standards. Since many of the commitments are expected to remain unused, the total commitment amounts do not necessarily represent future cash requirements.

  Specialized finance and investments. Specialized finance and investments are originated through financing of power producers and industrial projects, aircraft investment loans and leases, and through middle market equity investing. Project Investment and Advisory Division offers financing to independent power producers and industrial projects through senior and junior secured loans, equity investments and development loans. Aircraft Finance offers financing of commercial aircraft and equipment through leases or junior secured loans to operating lessors and invests in new aircraft through strategic alliances. Substantially all of these assets were under lease at December 31, 1995. Equity Finance is generally composed of subordinated debt and investments which are originated either on a direct basis or through private equity sponsors in established middle market companies or in companies requiring an operational or financial turnaround. These transactions are originated either on a direct basis or through private equity sponsors and generally range from $1 to $9 million.

                                                               DECEMBER 31,
                                                              -----------------
                                                              1995   1994  1993
                                                              -----  ----  ----
                                                                (DOLLARS IN
                                                                 MILLIONS)
   Project Investment and Advisory Division.................. $ 186  $156  $ 91
   Aircraft Finance..........................................   154   202   199
   Equity Finance............................................   132   147   127
                                                              -----  ----  ----
     Total lending assets and investments.................... $ 472  $505  $417
                                                              =====  ====  ====
   Nonearning assets......................................... $  26  $ 20  $ 14
                                                              =====  ====  ====
   Ratio of nonearning assets to lending assets..............  10.1%  8.3%  7.3%
                                                              =====  ====  ====

  Total lending assets and investments decreased $33 million primarily due to the sale of an aircraft by Aircraft Finance and the sale of several investments in Equity Finance. This decrease was partially offset by growth in funds in the Project Investment and Advisory Division.

                                                         FOR THE YEAR ENDED
                                                            DECEMBER 31,
                                                        ------------------------
                                                         1995     1994     1993
                                                        ------   ------   ------
                                                            (DOLLARS IN
                                                             MILLIONS)
   Interest income..................................... $   33   $   31   $   29
   Fees and other income...............................     50       17       12
                                                        ------   ------   ------
     Total revenues.................................... $   83   $   48   $   41
                                                        ======   ======   ======
   Net writedowns of lending assets.................... $   14   $    2   $    5
                                                        ======   ======   ======
   Ratio of net writedowns to average lending assets...    5.9%     0.8%     2.9%
                                                        ======   ======   ======

  Interest income increased slightly due to modest growth in average fund levels and higher variable rates of interest. Fees and other income increased primarily from realized gains from the sale of several investments totaling $56 million, offset by equity writedowns or losses of $20 million from Equity Finance, and exit fees generated from Project Investment and Advisory Division transactions.

  At December 31, 1995, the Specialized Finance and Investments Groups were contractually committed to finance an additional $162 million to new and existing borrowers, generally contingent upon the maintenance of specific credit standards. Since many of the commitments are expected to remain unused, the total commitment amounts do not necessarily represent future cash requirements. No significant commitments exist to provide additional financing related to nonearning assets.

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

  The Company manages the portfolio by monitoring transaction size and diversification by industry, geographic area and property type. Through these methods, management identifies and limits exposure to unfavorable risks, and seeks favorable financing opportunities. Loan grading systems are used to monitor the performance of loans by product category and an overall risk classification system is used to monitor the risk characteristics of the total portfolio. These systems generally consider debt service coverage, the relationship of loan to underlying business or collateral value, industry characteristics, principal and interest risk and credit enhancements such as guarantees, irrevocable letters of credit and recourse provisions. When problem accounts are identified, professionals that specialize in various industries formulate strategies to optimize and accelerate the resolution process. A centralized department, independent of operations, periodically reviews the ongoing credit management of the individual portfolios and reports its findings to senior management and the Audit Committee of the Board of Directors.

PORTFOLIO QUALITY

  The overall credit quality of the portfolio continued to improve as portfolio growth was concentrated in the Company's lower risk asset based product areas. These portfolios and those in corporate finance and real estate finance funded under the Company's revised lending strategies continued to exhibit strong credit quality. In addition, the Company has continued to be aggressive in resolving the pre-1990 corporate finance and real estate portfolios as evidenced by a 24% reduction in these assets in 1995 and considerable writedowns taken on these portfolios.

                                                             DECEMBER 31,
                                                         ----------------------
                                                          1995    1994    1993
                                                         ------  ------  ------
                                                             (DOLLARS IN
                                                              MILLIONS)
   LENDING ASSETS AND INVESTMENTS:
   Receivables.........................................  $8,085  $7,616  $7,062
   Repossessed assets..................................      28      19     166
                                                         ------  ------  ------
       Total lending assets............................  $8,113  $7,635  $7,228
   Investments.........................................     926     808     514
                                                         ------  ------  ------
       Total lending assets and investments............  $9,039  $8,443  $7,742
                                                         ======  ======  ======
   NONEARNING ASSETS:
   Impaired receivables................................  $  261  $  284  $  264
   Repossessed assets..................................      28      19     166
                                                         ------  ------  ------
       Total nonearning assets.........................  $  289  $  303  $  430
                                                         ======  ======  ======
   Ratio of nonearning impaired receivables to
    receivables........................................     3.2%    3.7%    3.7%
                                                         ======  ======  ======
   Ratio of total nonearning assets to total lending
    assets.............................................     3.6%    4.0%    5.9%
                                                         ======  ======  ======
   ALLOWANCES FOR LOSSES:
   Allowance for losses of receivables.................  $  229  $  231  $  221
   Valuation allowance for repossessed assets..........       2       6       5
                                                         ------  ------  ------
       Total allowance for losses......................  $  231  $  237  $  226
                                                         ======  ======  ======
   Ratio of allowance for losses of receivables to:
     Receivables.......................................     2.8%    3.0%    3.1%
                                                         ======  ======  ======
     Nonearning impaired receivables...................      88%     81%     84%
                                                         ======  ======  ======
   DELINQUENCIES:
   Earning loans delinquent 60 days or more............  $  117  $  103  $  145
                                                         ======  ======  ======
   Ratio of earning loans delinquent 60 days or more to
    receivables........................................     1.4%    1.4%    2.1%
                                                         ======  ======  ======
                                                          FOR THE YEAR ENDED
                                                             DECEMBER 31,
                                                         ----------------------
                                                          1995    1994    1993
                                                         ------  ------  ------
                                                             (DOLLARS IN
                                                              MILLIONS)
   NET WRITEDOWNS OF LENDING ASSETS:
   Net writedowns on receivables.......................  $  215  $  163  $  211
   Net writedowns on repossessed assets................      16      16       2
                                                         ------  ------  ------
       Total net writedowns............................  $  231  $  179  $  213
                                                         ======  ======  ======
   Ratio of net writedowns to average lending assets...     2.9%    2.4%    2.8%
                                                         ======  ======  ======
   Net writedowns on post-1990 lending assets..........  $   45  $   26  $   19
                                                         ======  ======  ======
   Ratio of post-1990 net writedowns to average total
    lending assets.....................................    0.56%   0.34%   0.25%
                                                         ======  ======  ======

  Pre-1990 Portfolio. The Company continued its efforts to reduce the pre-1990 corporate finance and real estate portfolios. These pre-1990 portfolios are diminishing in size and in the level of nonearning assets. The following table provides a breakdown of the pre-1990 portfolio.

                                                         PRE-1990 PORTFOLIO
                                                              PROFILE
                                                        ----------------------
                                                         1995    1994    1993
                                                        ------  ------  ------
                                                            (DOLLARS IN
                                                             MILLIONS)
   Pre-1990 lending assets and investments............. $1,526  $2,012  $2,547
                                                        ======  ======  ======
   Pre-1990 nonearning assets.......................... $  202  $  274  $  392
                                                        ======  ======  ======
   Net writedowns on pre-1990 lending assets........... $  186  $  153  $  194
                                                        ======  ======  ======
   Ratio of pre-1990 net writedowns to average total
    lending assets.....................................    2.3%    2.0%    2.6%
                                                        ======  ======  ======
   Ratio of pre-1990 lending assets and investments to
    total lending assets and investments...............   16.9%   23.8%   32.9%
                                                        ======  ======  ======

  The Company reduced the level of the pre-1990 portfolio by $486 million during 1995. The decrease was primarily attributable to the run-off of accounts and the significant amount of writedowns taken on troubled pre-1990 accounts.

  Nonearning Assets. Receivables are classified as nonearning when there is significant doubt as to the ability of the debtor to meet current contractual terms as evidenced by loan delinquency, reduction of cash flows, deterioration in the loan to value relationship or other considerations. Nonearning assets decreased $14 million, from 4.0% to 3.6% of total lending assets at December 31, 1995. This decrease reflects the Company's continued efforts to resolve its pre-1990 corporate finance and real estate troubled accounts combined with the strong credit performance in its newer portfolios. The table below presents nonearning assets by product category.

                                      NONEARNING ASSETS BY PRODUCT CATEGORY
                                   --------------------------------------------
                                        1995           1994           1993
                                   -------------- -------------- --------------
                                   AMOUNT PERCENT AMOUNT PERCENT AMOUNT PERCENT
                                   ------ ------- ------ ------- ------ -------
                                              (DOLLARS IN MILLIONS)
Real estate finance...............  $142     49%   $150     50%   $ 98     23%
Corporate finance.................    89     31     124     41     294     68
Specialized finance and
 investments......................    26      9      20      6      14      3
Asset based finance...............    23      8       8      3      16      4
International factoring and asset
 based finance....................     9      3       1    --        8      2
                                    ----    ---    ----    ---    ----    ---
Total nonearning assets...........  $289    100%   $303    100%   $430    100%
                                    ====    ===    ====    ===    ====    ===

  Corporate finance and real estate nonearning assets decreased $43 million from December 31, 1994 to December 31, 1995 due to the sale or restructure of several large pre-1990 credits during the year combined with considerable writedowns taken on these portfolios. Corporate finance and real estate nonearning assets are principally comprised of accounts which were underwritten prior to 1990. The increase in asset based nonearning assets is primarily due to two portfolios of workers compensation claims financed by the healthcare unit of the Current Asset Management Group.

  The level of nonearning assets in the developing asset based businesses has remained very low. Commercial Equipment Finance Division, Business Credit and Sales Finance had no nonearning assets at December 31, 1995. Vendor Finance Division and First Capital had $5 million of combined nonearning assets at December 31, 1995.

  The increase in nonearning assets in international factoring and asset based finance is related to the consolidation of the Mexican subsidiary.

  Allowances for Losses. The allowance for losses of receivables is a general reserve available to absorb losses in the entire portfolio. This allowance is established through direct charges to income, and losses are charged to the allowance when all or a portion of a receivable is deemed uncollectible. The allowance is reviewed periodically and adjusted when necessary given the size and loss experience of the overall portfolio, the effect of current economic conditions and the collectibility and workout potential of identified risk accounts. For repossessed assets, if the fair value declines after the time of repossession, a writedown is recorded or a valuation allowance is established to reflect this reduction in value.

  The allowance for losses of receivables totals $229 million or 2.8% of receivables at December 31, 1995 versus $231 million or 3.0% of receivables at December 31, 1994. The decrease as a percentage of receivables reflects the strong credit profile of the post-1990 portfolios and the continued decrease in the pre-1990 portfolio.

  Delinquent Earning Accounts and Loan Modifications. The level of delinquent earning accounts changes between periods based on the timing of payments and the effects of changes in general economic conditions on the Company's borrowers. Troubled debt restructurings have decreased to $14 million at December 31, 1995 from $54 million at December 31, 1994 primarily due to the sale of one large pre-1990 corporate finance credit and the transfer of another credit to nonearning status.

  The Company had $151 million of receivables at December 31, 1995 that were restructured at market rates of interest, written down from the original loan balance and returned to earning status. The recorded investment of these receivables is expected to be fully recoverable.

  Writedowns. Total net writedowns increased during 1995 reflecting the significant amount of resolutions and reductions of exposures on pre-1990 corporate finance and real estate troubled accounts during the year. Approximately 80% of net writedowns during the year were attributable to pre-1990 strategy accounts.

                                         FOR THE YEAR ENDED DECEMBER 31,
                                   --------------------------------------------
                                        1995           1994           1993
                                   -------------- -------------- --------------
                                   AMOUNT PERCENT AMOUNT PERCENT AMOUNT PERCENT
                                   ------ ------- ------ ------- ------ -------
                                              (DOLLARS IN MILLIONS)
NET WRITEDOWNS OF LENDING ASSETS:
Corporate finance.................  $113     49%   $ 77     43%   $125     59%
Real estate finance...............    89     39      79     44      71     33
Asset based finance...............    15      6      19     11      12      6
Specialized finance and
 investments......................    14      6       2      1       5      2
International factoring and asset
 based finance....................   --     --        2      1     --     --
                                    ----    ---    ----    ---    ----    ---
Total net writedowns..............  $231    100%   $179    100%   $213    100%
                                    ====    ===    ====    ===    ====    ===

  Due to the aggressive management and considerable writedowns recorded on the pre-1990 corporate finance and real estate portfolio, the Company expects writedowns on this portfolio to decline in future periods. In addition, the mix of writedowns should shift to post-1990 assets as credit performance on those portfolios approaches normalized levels. The combined effect of these items is expected to result in a lower level of writedowns than in the Company's past experience.

LIQUIDITY AND CAPITAL RESOURCES

  During 1995, lending assets and investments increased by $596 million, levels of commercial paper and short-term borrowings were reduced by $228 million, notes and debentures totaling $459 million were retired, and dividends of $64 million were paid to common and preferred stockholders. To meet these funding requirements, the Company supplemented its cash flow from operations by issuing $1,674 million of senior notes and debentures. The Company has continued to demonstrate the liquidity of the loan portfolio through the syndication of $532 million in assets and the securitization of $220 million of mobile home park, self storage facilities and limited service hotel receivables during 1995.

  Leverage and the level of commercial paper and short-term borrowings are within the ranges targeted by the Company to maintain a strong financial position. Consistent with the Company's desire to maintain a conservative liquidity posture, the Company increased its level of short term investments by $392 million at December 31, 1995. The ratio of commercial paper and short-term borrowings to total debt decreased to 30% at December 31, 1995, compared with 38% and 33% at December 31, 1994 and 1993, respectively, reflecting the Company's decision to reduce the level of short-term funding during 1995. The ratio of debt (net of short-term investments) to total stockholders' equity at December 31, 1995, remains conservative at 5.0x, compared with 4.7x at December 31, 1994 and 1993.

  The Company plans to continue to be active in issuing senior debt during 1996 to support the replacement of $1,192 million of maturing term debt as well as the combined growth of the asset based and other portfolios. In 1995, the Company renewed its medium-term note program by filing a new shelf registration for the sale of $2.5 billion in debt to be issued from time to time. The Company had issued $175 million under this new registration as of December 31, 1995.

  The Company revised its bank credit facilities during 1995 to provide $2.2 billion in liquidity support. These arrangements include a $1,105 million one-year credit facility, a $1,105 million five-year credit facility as well as a $25 million foreign currency revolving credit agreement entered into during 1995. The one-year credit facility includes a term loan option which expires one year after the option exercise date. The terms of the revised bank credit facilities, which require the Company to maintain stockholders' equity of $900 million, also include reduced pricing and the elimination of any funding covenant based on material adverse change in the financial condition of the Company.

  The bank credit facilities together with $494 million available under a factored accounts receivable sale program, of which $394 million are provided from unaffiliated entities, provide the Company with an aggregate amount of $2.6 billion of committed credit and sale facilities representing 118% of outstanding commercial paper and short-term borrowings at December 31, 1995 from unaffiliated entities.

  The consolidated international subsidiaries are funded primarily through committed and uncommitted foreign bank credit facilities in local currencies totaling $88 million and $200 million (U.S. dollar equivalent), respectively, at December 31, 1995.

  On May 3, 1995 the Company and Fuji Bank agreed to extend the "Keep Well Agreement," which provides $500 million of additional liquidity support, for an additional two years from December 31, 2000 to December 31, 2002.

RISK MANAGEMENT

  The Company uses derivatives as an integral part of its asset/liability management program to reduce its overall level of financial risk arising from normal business operations. These derivatives, particularly interest rate swap agreements, are used to lower funding costs, diversify sources of funding or alter interest rate exposure arising from mismatches between assets and liabilities. All of the Company's derivative instruments are related to accomplishing these risk management objectives. The Company is not an interest rate swap dealer nor is it a trader in derivative securities, and it has not used speculative derivative products for the purpose of generating earnings from changes in market conditions.

  Before entering into a derivative agreement, management determines that an inverse correlation exists between the value of a hedged item and the value of the derivative. At the inception of each agreement, management designates the derivative to specific assets, pools of assets or liabilities. The risk that a derivative will become an ineffective hedge is generally limited to the possibility that an asset being hedged will prepay before the related derivative expires. Accordingly, after inception of a hedge, asset/liability managers monitor its effectiveness through an ongoing review of the amounts and maturities of asset, liability and swap positions. This information is reported to the Financial Risk Management Committee ("FRMC"), which determines the direction the Company will take with respect to its asset/liability position. This position and the related activities of the FRMC are reported regularly to the Executive Committee of the Board of Directors and to the Board of Directors.

  The Company has numerous swap agreements with commercial banks and investment banking firms with notional amounts aggregating approximately $5.1 billion at December 31, 1995. This includes $1 billion of basis swaps entered into during 1995, effective January 2, 1996, which have the effect of changing the index on an equivalent amount of debt from the three month London Inter-bank Offered Rate ("LIBOR") to a rate based on Prime. Before the effect of these swap agreements, the Company's variable rate assets exceeded variable rate liabilities by $1.7 billion. After the effect of these interest rate swap agreements, variable rate liabilities exceeded variable rate assets by approximately $234 million. The average interest rates paid by the Company on outstanding indebtedness, before and after the effect of swap agreements, during the three years ended December 31, 1995 are summarized below. These swap agreements increased interest expense by $14 million during 1995. If no management actions were taken to alter the gap position existing at December 31, 1995, a one percent parallel shift in the yield curve would have a $1 million annual effect on interest income.

                                     INTEREST      INTEREST    WEIGHTED AVERAGE
                                       RATES         RATES      INTEREST RATES
                                   ON OTHER DEBT ON OTHER DEBT  ON TOTAL DEBT
                         INTEREST  EXCLUDING THE INCLUDING THE  INCLUDING THE
                         RATES ON    EFFECT OF     EFFECT OF      EFFECT OF
                        COMMERCIAL     SWAP          SWAP            SWAP
   YEAR                   PAPER     AGREEMENTS    AGREEMENTS      AGREEMENTS
   ----                 ---------- ------------- ------------- ----------------
   1995................    6.1%         7.0%          7.4%           6.9%
   1994................    4.6          7.1           6.0            5.5
   1993................    3.4          7.0           4.9            4.4

  In order to minimize the effect of movements in exchange rates on its financial results, the Company periodically enters into forward contracts and purchases options. The Company held $243 million of forward contracts and $20 million of purchased options at December 31, 1995. These financial instruments serve as hedges of its foreign investment in international subsidiaries and joint ventures or effectively hedge the translation of the related foreign currency income. The Company invests in and operates commercial finance companies throughout the world. Over the course of time, reported results from the operations and investments in foreign countries may fluctuate in response to exchange rate movements in relation to the U.S. dollar. While the Western European operations and investments are the largest areas of the Company's activities, reported results will be influenced to a lesser extent by the exchange rate movements in the currencies of other countries in which our subsidiaries and investments are located.

ACCOUNTING DEVELOPMENTS

  The Financial Accounting Standards Board has released Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" effective for financial statements for fiscal years beginning after December 15, 1995. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment. Whenever events indicate that the carrying amount of an asset may not be recoverable, an impairment loss should be recorded based on the fair value of the asset. The statement also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell.

  The Financial Accounting Standards Board has released Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights," effective for financial statements for fiscal years beginning after December 15, 1995. This statement requires that a separate asset be recognized for rights to service mortgage loans for others, however those servicing rights are acquired. The total cost of the mortgage loan should be allocated between the servicing rights and the loans (without the servicing rights) based on their relative fair values.

  The Company does not expect the adoption of these pronouncements to have a material effect on its results of operations or financial position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

          MANAGEMENT REPORT ON RESPONSIBILITY FOR FINANCIAL REPORTING

  The management of Heller Financial, Inc. and its subsidiaries has the responsibility for preparing the accompanying consolidated financial statements and is responsible for their integrity and objectivity. The statements were prepared in accordance with generally accepted accounting principles and are not misstated due to material fraud or error. The consolidated financial statements include amounts that are based on management's best estimates and judgments. Management also prepared the other information in the December 31, 1995 annual report filed on Form 10-K and is responsible for its accuracy and consistency with the consolidated financial statements.

  The Company's consolidated financial statements have been audited by Arthur Andersen LLP, independent public accountants selected by the holder of the common stock. Management has made available to Arthur Andersen LLP all the Company's financial records and related data, as well as the minutes of the stockholders' and directors' meetings. Furthermore, management believes that all representations made to Arthur Andersen LLP during its audit were valid and appropriate.

  Management of the Company has established and maintains a system of internal control that provides reasonable assurance as to the integrity and reliability of the consolidated financial statements, the protection of assets from unauthorized use or disposition, and the prevention and detection of fraudulent financial reporting. The system of internal control provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees with significant roles in the financial reporting process and updated as necessary. Management monitors the system of internal control for compliance. The Company maintains an internal auditing program that independently assesses the effectiveness of internal controls and recommends possible improvements. The Company's independent public accountants have developed an overall understanding of our accounting and financial controls and have conducted other tests they consider necessary to support their opinion on the consolidated financial statements. Management has considered the internal auditors' and Arthur Andersen LLP's recommendations concerning the Company's system of internal control and has taken actions that it believes are cost-effective in the circumstances to respond appropriately to these recommendations. Management believes that, as of December 31, 1995, the Company's system of internal control is adequate to accomplish the objectives discussed above.

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

                                          Richard J. Almeida
                                          Chairman and Chief Executive Officer

                                          Lawrence G. Hund
                                          Senior Vice President, Controller
                                           and Chief Accounting Officer

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Heller Financial, Inc.:

  We have audited the accompanying consolidated balance sheets of HELLER FINANCIAL, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heller Financial Inc. and Subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

  We have also previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets as of December 31, 1993, 1992 and 1991, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 1992 (none of which are presented herein), and we have expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the selected financial data for each of the five years in the period ending December 31, 1995, appearing on page 7 is fairly stated in all material respects in relation to the consolidated financial statements from which it has been derived.

                                                            ARTHUR ANDERSEN LLP

Chicago, Illinois,
January 25, 1996

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (IN MILLIONS, EXCEPT FOR INFORMATION ON SHARES)

                                     ASSETS

                                                                  DECEMBER 31,
                                                                  -------------
                                                                   1995   1994
                                                                  ------ ------
Cash and cash equivalents........................................ $  599 $   99
Receivables (Note 2)
  Commercial loans
    Term loans...................................................  2,743  2,786
    Revolving loans..............................................  1,425  1,033
  Real estate loans..............................................  1,677  2,031
  Equipment loans and leases.....................................  1,241    943
  Factored accounts receivable...................................    816    785
  Indirect consumer loans........................................    183     38
                                                                  ------ ------
      Total receivables..........................................  8,085  7,616
  Less: Allowance for losses of receivables (Note 2).............    229    231
                                                                  ------ ------
      Net receivables............................................  7,856  7,385
Investments (Note 3).............................................    693    634
Investments in international joint ventures (Note 3).............    233    174
Other assets (Note 3)............................................    257    184
                                                                  ------ ------
      Total assets............................................... $9,638 $8,476
                                                                  ====== ======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Senior debt (Note 4)
  Commercial paper and short-term borrowings..................... $2,223 $2,451
  Notes and debentures...........................................  5,145  3,930
                                                                  ------ ------
      Total debt.................................................  7,368  6,381
Credit balances of factoring clients.............................    497    452
Other payables and accruals......................................    343    274
                                                                  ------ ------
      Total liabilities..........................................  8,208  7,107
Minority interest in equity of Heller International Group, Inc...     46     39
Stockholders' equity (Notes 8 and 9)
  Cumulative Perpetual Senior Preferred Stock, Series A
   ("Perpetual Preferred Stock") ($.01 Par Value; stated value,
   $25; 8.125%; 5,000,000 shares authorized and outstanding).....    125    125
  Cumulative Convertible Preferred Stock, Series D (No Par Value;
   1/2% under prime; 1,000 shares authorized and outstanding)....     25     25
  Common Stock ($.25 Par Value; 1,000 shares authorized; 100
   shares outstanding) and additional paid-in capital............    663    663
  Retained earnings..............................................    571    517
                                                                  ------ ------
      Total stockholders' equity.................................  1,384  1,330
                                                                  ------ ------
      Total liabilities and stockholders' equity................. $9,638 $8,476
                                                                  ====== ======

  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)

                                                                   FOR THE YEAR
                                                                  ENDED DECEMBER
                                                                       31,
                                                                  --------------
                                                                  1995 1994 1993
                                                                  ---- ---- ----
Interest income.................................................  $851 $702 $620
Interest expense................................................   464  336  264
                                                                  ---- ---- ----
  Net interest income...........................................   387  366  356
Fees and other income...........................................   198  170  138
Income of international joint ventures..........................    35   21   23
                                                                  ---- ---- ----
  Operating revenues............................................   620  557  517
Operating expenses (Note 10)....................................   216  195  174
Provision for losses (Note 2)...................................   223  188  210
                                                                  ---- ---- ----
  Income before taxes and minority interest.....................   181  174  133
Income tax provision (Note 12)..................................    49   51   11
Minority interest in income of Heller International Group, Inc..     7    5    5
                                                                  ---- ---- ----
  Net income....................................................  $125 $118 $117
                                                                  ==== ==== ====





          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                          FOR THE YEAR
                                                       ENDED DECEMBER 31,
                                                     -------------------------
                                                      1995     1994     1993
                                                     -------  -------  -------
OPERATING ACTIVITIES
  Net income........................................ $   125  $   118  $   117
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Provision for losses............................     223      188      210
    Losses from equity investments..................      59       15        2
    (Increase) decrease in net deferred tax asset...     (50)      46      (49)
    Loans originated for resale.....................     (39)     (90)     (39)
    Net proceeds from sales of loans originated for
     resale.........................................      42       81       30
    Increase in accounts payable and accrued
     liabilities....................................      34       11        7
    Undistributed income of international joint
     ventures.......................................     (26)     (12)     (17)
    Increase (decrease) in interest payable.........      12       14       (4)
    Other...........................................       4        8       21
                                                     -------  -------  -------
      Net cash provided by operating activities.....     384      379      278
INVESTING ACTIVITIES
  Longer-term loans funded..........................  (3,202)  (2,796)  (1,930)
  Collections of principal..........................   2,248    1,836    1,825
  Sales of longer-term loans........................     708      583      248
  Net (increase) decrease in short-term loans and
   advances to factoring clients....................    (510)    (343)      32
  Investment in equity interests, equipment on
   lease, and other investments.....................    (186)    (158)    (103)
  Sales of investments and equipment on lease.......     148       55       29
  Other.............................................     (17)     (29)       9
                                                     -------  -------  -------
      Net cash (used for) provided by investing
       activities...................................    (811)    (852)     110
FINANCING ACTIVITIES
  Senior note issues................................   1,674      841    1,020
  Retirement of notes and debentures................    (459)    (878)    (799)
  (Decrease)increase in commercial paper and other
   short-term borrowings............................    (228)     470     (441)
  Net decrease (increase) in advances to affiliates.       4        2      (25)
  Dividends paid on preferred and common stock......     (64)     (32)     (12)
  Other.............................................     --        (1)      (9)
                                                     -------  -------  -------
      Net cash provided by (used for) financing
       activities...................................     927      402     (266)
Increase(decrease) in cash and cash equivalents.....     500      (71)     122
Cash and cash equivalents at the beginning of the
 year...............................................      99      170       48
                                                     -------  -------  -------
Cash and cash equivalents at the end of the year.... $   599  $    99  $   170
                                                     =======  =======  =======

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN MILLIONS)

                                         CUMULATIVE    COMMON
                                         CONVERTIBLE STOCK AND
                               PERPETUAL  PREFERRED  ADDITIONAL
                               PREFERRED   STOCK,     PAID IN   RETAINED
                                 STOCK    SERIES D    CAPITAL   EARNINGS TOTAL
                               --------- ----------- ---------- -------- ------
BALANCE AT DECEMBER 31, 1992.    $125        $25        $663      $331   $1,144
Net income...................     --         --          --        117      117
Preferred stock dividends
 (Notes 8 and 9).............     --         --          --        (12)     (12)
Unrealized gains on
 securities available for
 sale, net of tax (Note 3)...     --         --          --          9        9
Deferred translation
 adjustment, net of tax......     --         --          --         (5)      (5)
                                 ----        ---        ----      ----   ------
BALANCE AT DECEMBER 31, 1993.     125         25         663       440    1,253
Net income...................     --         --          --        118      118
Preferred stock dividends
 (Notes 8 and 9).............     --         --          --        (12)     (12)
Common stock dividends (Note
 9)..........................     --         --          --        (20)     (20)
Changes in unrealized gains
 on securities available for
 sale, net of tax (Note 3)...     --         --          --         (4)      (4)
Deferred translation
 adjustment, net of tax......     --         --          --         (5)      (5)
                                 ----        ---        ----      ----   ------
BALANCE AT DECEMBER 31, 1994.     125         25         663       517    1,330
Net income...................     --         --          --        125      125
Preferred stock dividends
 (Notes 8 and 9).............     --         --          --        (12)     (12)
Common stock dividends (Note
 9)..........................     --         --          --        (52)     (52)
Changes in unrealized gains
 and losses on securities
 available for sale, net of
 tax (Note 3)................     --         --          --        (10)     (10)
Deferred translation
 adjustment, net of tax......     --         --          --          3        3
                                 ----        ---        ----      ----   ------
BALANCE AT DECEMBER 31, 1995.    $125        $25        $663      $571   $1,384
                                 ====        ===        ====      ====   ======

--------
The retained earnings balance included $5 of unrealized losses and $5 of unrealized gains on securities available for sale at December 31, 1995 and 1994, respectively. Retained earnings also included deferred foreign currency translation adjustments of $(14), $(17), $(12), and $(7) at December 31, 1995, 1994, 1993 and 1992, respectively.
          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF ACCOUNTING POLICIES

 Description of the Reporting Entity and Basis of Presentation--

  Heller Financial, Inc. and its subsidiaries ("The Company") are engaged principally in furnishing commercial finance services to businesses in the United States and investing in and operating commercial finance companies throughout the world. The Company operates in the middle market segment of the commercial finance industry, which generally includes entities in the manufacturing and service sectors with annual sales in the range of $15 to $200 million and in the real estate sector with property values generally in the range of $5 to $40 million. The Company currently provides services in five product categories: 1) corporate finance, 2) asset based finance, 3) real estate finance, 4) international factoring and asset based finance and 5) specialized finance and investments.

  All of the common stock of the Company is owned by Heller International Corporation (the "Parent"), which is a wholly-owned subsidiary of The Fuji Bank, Limited ("Fuji Bank") of Tokyo, Japan. Fuji Bank also directly owns 21% of the outstanding shares of Heller International Group, Inc. ("International Group"), a consolidated subsidiary, through which the Company holds its international operations. The remaining 79% of the outstanding shares of International Group are owned by the Company. The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliated companies owned 50% or less are accounted for by the equity method. Certain temporary interests are included in investments and carried at cost.

 Use of Estimates--

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Cash and Cash equivalents--

  Cash and cash equivalents consist of cash deposits maintained in banks and short-term debt securities with original maturities of less than 60 days. The fair value of cash equivalents approximates their carrying value.

 Receivables--

  Receivables are presented net of unearned income which generally includes deferred loan origination and commitment fees, direct loan origination costs and other amounts attributed to the fair value of equity interests and other investments received in connection with certain financings. These amounts are amortized to interest income using the effective interest method over the life of the related loan or commitment period. From time to time, the Company finances certain loans which it may elect to sell if the aggregate amount of these loans reaches a sufficient size and market conditions are favorable. These receivables are also presented net of unearned income. In the event the Company sells a portion of a loan that it had originated, any deferred fees or discounts relating to the portion of the loan sold are recognized in interest income. For loan sales that qualify as syndications, fees received are generally recognized in income, subject to certain yield tests, when the syndication is complete.

  As a commercial finance company, income recognition is reviewed on an account by account basis. Collateral is evaluated regularly primarily by assessing the related current and future cash flow streams. Loans are classified as nonearning and all interest and unearned income amortization is suspended when there is significant doubt as to the ability of the debtor to meet current contractual terms. Numerous factors including loan covenant defaults, deteriorating loan-to-value relationships, delinquencies greater than 90 days, the sale of

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
major income generating assets or other major operational or organizational changes may lead to income suspension. An account taken nonearning may be restored to earning status either when all delinquent principal and interest have been paid under the original contractual terms or the account has been restructured and has demonstrated both the capacity to service the amended terms of the debt and adequate loan to value coverage.

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

  Management evaluates the allowance for losses on a quarterly basis. Nonearning assets and all loans with certain loan grading characteristics are reviewed to determine if there is a potential risk of loss under varying scenarios of performance. The estimates of potential loss for these individual loans are aggregated and added to a general allowance requirement, which is based on the total of all other loans in the portfolio. This total allowance requirement is then compared to the existing allowance for losses and adjustments are made, if necessary.

  Effective January 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures," an amendment to SFAS No. 114. These pronouncements require that impaired receivables be measured based on the present value of expected future cash flows discounted at the receivable's effective interest rate, at the observable market price of the receivable, or at the fair value of the collateral if the receivable is collateral dependent. When the recorded balance of an impaired receivable exceeds the relevant measure of value, impairment is recorded through an increase in the provision for losses. The Company had previously measured receivable impairment using methods consistent with those prescribed in SFAS No. 114. Accordingly, upon adoption of these statements, there was no effect to total nonearning assets nor to the total allowance for losses as previously reported at December 31, 1994.

 Securitized receivables--

  From time to time certain receivables are securitized and sold to investors with limited recourse. Upon sale of the loans, a gain is recognized for the difference between the net carrying value of the receivables and the fair value of the securities sold. The gain on the sale is reduced by a reserve established for estimated future losses. The gain recognized is recorded in fees and other income. Income from the acceleration of discounts and deferred fees attributed to the loans sold is recorded as interest income. The Company may choose to retain a portion of the securitized receivables. Under these circumstances, the amount of the gain related to the retained portion is deferred and amortized over the life of the securities. The retained securities are recorded as debt securities available for sale. To date, the servicing rights to securitized receivables have been retained by the Company.

 Investments in Joint Ventures--

  Investments in unconsolidated joint ventures represent investments in companies in 16 foreign countries. The Company accounts for its investments in joint ventures under the equity method of accounting. Under this method, the Company recognizes its share of the earnings or losses of the joint venture in the period in which they are earned by the joint venture. Dividends received from joint ventures reduce the carrying amount of the investment.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

 Investments--

  Equity interests and investments--Investments in warrants, certain common and preferred stocks and other equity investments, which are not subject to the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," are carried at cost. The valuation of these investments is periodically reviewed and the investment balance is written down to reflect declines in value determined to be other than temporary. Gains or losses recognized upon sale or write-down of these investments are recorded as a component of fees and other income.

  Equipment on lease--Aircraft and related equipment under lease are recorded at cost and depreciated over their estimated useful lives principally using the straight line method for financial reporting purposes and accelerated methods for tax purposes. Rental revenue is reported over the lease term as it becomes receivable according to the provisions of the lease.

  Available for sale, trading, and held to maturity securities--Investments designated as available for sale securities are carried at fair value using the specific identification method with unrealized gains or losses included in stockholders' equity, net of related taxes. Trading securities are carried at fair value with the related unrealized gains or losses included currently in fees and other income. Securities that are held to maturity are recorded at amortized cost, but are written down to fair value to reflect declines in value determined to be other than temporary.

  Real Estate Investments--The Company provides financing through certain real estate loan arrangements that are recorded as investments by the Company. Income is generally recognized only to the extent that cash received exceeds the investment carrying amount.

 Other Assets--

  Repossessed Assets--Assets which have been legally acquired in satisfaction of receivables are carried at fair value less selling costs and are included in other assets, net of the related valuation allowance. After repossession, operating costs are expensed and cash receipts are applied to reduce the asset balance. In connection with the adoption of SFAS No. 114 in 1995, an in-substance repossessed receivable is presented as an impaired receivable until the related collateral is physically possessed or legally foreclosed by the Company, at which time it will be accounted for as a repossessed asset.

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

 Derivative Financial Instruments--

  The Company is a party to interest rate swaps and cross currency and basis swap agreements which have been designated by the Company to hedge its exposure to interest rate risk on specific assets, pools of assets or liabilities. The swap agreements are generally held to maturity and the differential paid or received under these agreements is recognized over the life of the related agreement.


  The Company periodically enters into forward currency exchange contracts which are designated as hedges of its exposure to foreign currency fluctuations from the translation of its foreign currency denominated

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
investments in certain European and Asian joint ventures and subsidiaries. Through these contracts, the Company primarily sells the local currency and buys U.S. dollars. Gains and losses resulting from translation of foreign currency financial statements and the related effects of the hedges of net investments in joint ventures and subsidiaries outside the United States are accumulated in stockholders' equity, net of related taxes, until the international investment is sold or substantially liquidated.

  The Company also periodically enters into forward contracts or purchases options. These financial instruments serve as hedges of its foreign investment in international subsidiaries and joint ventures or effectively hedge the translation of the related foreign currency income. These contracts are carried at fair value, with gains or losses included in the determination of net income.

 Reclassifications--

  Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

2. LENDING ASSETS

  Lending assets include receivables and repossessed assets.

 Diversification of Credit Risk--

  Concentrations of lending assets of 5% or more at December 31, 1995 and 1994, based on the standard industrial classification of the borrower, are as follows:

                                                          DECEMBER 31,
                                                  -----------------------------
                                                       1995           1994
                                                  -------------- --------------
                                                  AMOUNT PERCENT AMOUNT PERCENT
                                                  ------ ------- ------ -------
                                                          (IN MILLIONS)
   Food, grocery and other miscellaneous retail..  $568      7%   $443      6%
   Textiles and apparel manufacturing............   529      7     562      7
   Department and general merchandise retail
    stores.......................................   482      6     673      9
   General industrial machines...................   392      5     462      6

  The majority of lending assets in the textiles and apparel manufacturing category and the department and general merchandise retail stores category is comprised of factored accounts receivable which represent short-term trade receivables from numerous customers. The general industrial machines classification is distributed among machinery used for many different industrial applications.


 Contractual Maturity of Loan Receivables--

  The contractual maturities of the Company's receivables at December 31, 1995, which are presented in the table below, should not be regarded as a forecast of cash flows (in millions):

                                                                   AFTER
                                   1996   1997   1998   1999  2000  2000  TOTAL
                                  ------ ------ ------ ------ ---- ------ ------
   Commercial loans.............  $  876 $  629 $  721 $  673 $514 $  755 $4,168
   Real estate loans............     388    262    343    306  210    168  1,677
   Equipment loans and leases...     279    246    209    154  118    235  1,241
   Factored accounts receivable.     814      1      1    --   --     --     816
   Consumer loans...............      14    --     123      6   22     18    183
                                  ------ ------ ------ ------ ---- ------ ------
       Total....................  $2,371 $1,138 $1,397 $1,139 $864 $1,176 $8,085
                                  ====== ====== ====== ====== ==== ====== ======

  Commercial loans consist principally of corporate finance and asset based receivables. Corporate finance receivables are predominantly collateralized by senior loans on the borrower's stock, or assets, or both. Asset

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
based receivables are collateralized by inventory, receivables and property, plant and equipment of the borrowers. Real estate loans are principally collateralized by first mortgages on commercial and residential real estate. Equipment loans and leases are secured by the underlying equipment and the Company often has partial recourse to the equipment vendor. Factored accounts receivable are purchased from clients in return for a commission.

 Impaired Receivables, Repossessed Assets, and Troubled Debt Restructurings--

  The Company does not recognize interest and fee income on impaired receivables classified as nonearning and on repossessed assets, which are set forth in the following table:

                                                                     DECEMBER
                                                                        31,
                                                                     ----------
                                                                     1995  1994
                                                                     ----  ----
                                                                        (IN
                                                                     MILLIONS)
   Impaired receivables............................................. $261  $284
   Repossessed assets...............................................   28    19
                                                                     ----  ----
       Total nonearning assets...................................... $289  $303
                                                                     ====  ====
   Ratio of total nonearning assets to total lending assets.........  3.6%  4.0%
                                                                     ====  ====

  Nonearning assets have decreased $14 million to 3.6% from 4.0% of total lending assets during 1995 due to the favorable performance of loans originated since 1990 in all businesses and the resolution and writedown of problem accounts in the pre-1990 corporate finance and real estate portfolios. Nonearning assets are principally comprised of $142 million from real estate and $89 million from corporate finance which are primarily attributed to accounts underwritten prior to 1990.

  SFAS No. 114 requires changes in the presentation and disclosure of certain impaired receivables. Receivables that were considered in-substance repossessions of collateral are now presented as impaired receivables until the underlying collateral is physically possessed or legally foreclosed. Upon adoption, this requirement was retroactively applied resulting in the reclassification of $31 million of in-substance repossessed assets to impaired receivables and $4 million of related valuation allowance to the allowance for losses of receivables at December 31, 1994.

  The average investment in impaired receivables was $344 million for the year ended December 31, 1995.

  The Company had $14 million and $54 million of loans that are considered troubled debt restructures at December 31, 1995 and 1994, respectively. The following table indicates the effect on income if interest on nonearning impaired receivables and troubled debt restructurings outstanding at year-end had been recognized at original contractual rates during the year.

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                                  --------------
                                                                  1995 1994 1993
                                                                  ---- ---- ----
                                                                  (IN MILLIONS)
   Interest income which would have been recorded................ $43  $36  $33
   Interest income recorded......................................  21   16   12
                                                                  ---  ---  ---
   Effect on interest income..................................... $22  $20  $21
                                                                  ===  ===  ===

 Loan Modifications--

  The Company had $151 million of receivables at December 31, 1995 that were restructured at a market rate of interest and written down from the original loan balance. The recorded investment of these receivables is expected to be fully recoverable. Interest income of approximately $5 million has been recorded on these

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
receivables under the modified terms, along with cash interest collections of the same amount. At December 31, 1995, the Company was not committed to lend significant additional funds under the restructured agreements.

 Allowance for Losses--

  The changes in the allowance for losses of receivables and in the valuation allowance for repossessed assets were as follows:

                                                              ALLOWANCE FOR
                                                                 LOSSES
                                                             OF RECEIVABLES
                                                            -------------------
                                                            1995   1994   1993
                                                            -----  -----  -----
                                                              (IN MILLIONS)
   Balance at the beginning of the year.................... $ 231  $ 221  $ 224
   Provision for losses....................................   211    171    209
   Writedowns..............................................  (243)  (185)  (232)
   Recoveries..............................................    28     22     21
   Transfers and other.....................................     2      2     (1)
                                                            -----  -----  -----
   Balance at the end of the year.......................... $ 229  $ 231  $ 221
                                                            =====  =====  =====

  Writedowns occurring at the time of repossession are considered writedowns of receivables.

                                                                 VALUATION
                                                               ALLOWANCE FOR
                                                                REPOSSESSED
                                                                   ASSETS
                                                               ----------------
                                                               1995  1994  1993
                                                               ----  ----  ----
                                                               (IN MILLIONS)
   Balance at the beginning of the year....................... $  6  $  5  $ 6
   Provision for losses.......................................   12    17    1
   Writedowns.................................................  (16)  (16)  (2)
                                                               ----  ----  ---
   Balance at the end of the year............................. $  2  $  6  $ 5
                                                               ====  ====  ===

  Impaired receivables with identified reserve requirements were $234 million and $195 million at December 31, 1995 and 1994, respectively.

                                                                     DECEMBER
                                                                        31,
                                                                     ----------
                                                                     1995  1994
                                                                     ----  ----
                                                                        (IN
                                                                     MILLIONS)
   Identified reserve requirements for impaired receivables........  $ 57  $ 66
   Additional allowance for losses of receivables..................   172   165
                                                                     ----  ----
       Total allowance for losses of receivables...................  $229  $231
                                                                     ====  ====
   Ratio of total allowance for losses of receivables to nonearning
    impaired receivables...........................................    88%   81%
                                                                     ====  ====

  The valuation allowance for repossessed assets of $2 million and $6 million at December 31, 1995 and 1994 is included in other assets on the balance sheet.

  The Company maintains an allowance for losses of receivables based upon management's best estimate of future possible losses in the portfolio of receivables. Management's estimate is based upon current economic conditions, previous loss history, and knowledge of clients' financial position. Changes in these estimates could result in an increase or decrease in the reserve maintained.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

3. INVESTMENTS AND OTHER ASSETS

 Investments in International Joint Ventures--

  The international joint ventures, which are independently financed, on a combined basis had total receivables of $5.2 billion at December 31, 1995, factoring volume and net income of $27.2 billion and $74 million, respectively, for the year ended December 31, 1995. The Company owns interests from 40% to 50% of these joint ventures. The comparable amounts for 1994 for receivables, factoring volume and net income were $4.0 billion, $20.7 billion and $55 million, respectively. The Company's two largest investments in international joint ventures are Factofrance Heller, S.A. and NMB-Heller Holding N.V., which account for 66% of the total investments in and 86% of income from unconsolidated joint ventures.

 Other Investments and Assets--

  The following table sets forth a summary of the major components of investments and other assets (in millions):

                                                                       DECEMBER
                                                                          31,
                                                                       ---------
                                                                       1995 1994
                                                                       ---- ----
   Investments:
     Equity interests and investments................................  $256 $275
     Real estate investments.........................................   155  101
     Equipment on lease..............................................   113  166
     Available for sale securities
       Debt securities...............................................   128   49
       Equity securities.............................................    17   23
     Trading securities..............................................    24   20
                                                                       ---- ----
         Total investments...........................................  $693 $634
                                                                       ==== ====
   Other Assets:
     Repossessed assets, net of allowance of $2 and $6 in 1995 and
      1994, respectively.............................................  $ 26 $ 13
     Deferred income tax benefits, net of allowance of $15 and $11 in
      1995 and 1994, respectively....................................   121   63
     Prepaid expenses and other assets...............................    64   56
     Net advances to affiliates......................................    25   29
     Furniture, fixtures and equipment...............................    21   23
                                                                       ---- ----
         Total other assets..........................................  $257 $184
                                                                       ==== ====

  Equity interests and investments principally include common and preferred stocks received in connection with certain financings, investments in limited partnerships and warrants.

  Real estate investments are acquisition, development and construction investment transactions. At December 31, 1995, the Company held investments in 91 projects with balances ranging from $1 million to $5 million.

  Equipment on lease is comprised of aircraft and related equipment. Noncancellable future minimum rental receipts under the leases are $18 million, $12 million, $8 million, $4 million and $3 million for 1996 through 2000. Substantially all equipment was under lease as of December 31, 1995.

  The available for sale debt securities principally consist of subordinated securities retained in connection with the securitization of certain receivables on mobile home parks, self storage facilities, and limited service

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
hotels. These securities mature on dates ranging to 2005 based on the related stated maturity dates of the underlying receivables. The Company has established a reserve of $2 million for possible losses related to these securities, which is included in other payables and accruals on the balance sheet. Net unrealized holding losses on these securities amounted to $7 million and $9 million at December 31, 1995 and 1994, respectively, and are recorded in stockholder's equity on a net of tax basis. Available for sale debt securities also includes $55 million of short-term debt securities at December 31, 1995 which are included in cash equivalents.

  The available for sale equity securities are principally comprised of common stocks. Net unrealized holding losses on these securities were $2 million and net unrealized holding gains were $16 million at December 31, 1995 and 1994, respectively. These amounts are recorded in stockholders' equity on a net of tax basis.

  The Company had realized gains from sales of equity investments of $133 million and $64 million during the year ended December 31, 1995 and 1994, respectively, and had realized losses and writedowns totaling $59 million and $15 million for 1995 and 1994, respectively. Sales proceeds on equity investments may be subject to normal post-closing adjustments, the impact of which is estimated at the time of closing.

  Securities that are held to maturity consist of $409 million and $72 million of short-term debt securities which are included in cash and cash equivalents at December 31, 1995 and 1994, respectively.

  The Company holds certain foreign investments which are classified as trading securities. Net gains of $4 million and $7 million related to these investments were recorded in income for the years ended December 31, 1995 and 1994, respectively.

  Noncash investing activities which occurred during the period ended December 31, 1995 include $62 million of receivables which were classified as repossessed assets and $31 million of insubstance repossessed assets which were classified as impaired receivables in accordance with SFAS No. 114. Receivables of $34 million were exchanged for investments of the same amount, and a $12 million gain was realized on an exchange of available for sale equity securities. During the comparable 1994 period, $117 million of positions in two repossessed companies were converted to equity investments. In addition, $59 million of receivables were classified as repossessed assets and $51 million of repossessed assets were resolved and returned to receivables. The comparable amounts for 1993 were $87 million and $25 million, respectively.

4. SENIOR DEBT

  Commercial Paper and Short-Term Borrowings--The table below sets forth information concerning commercial paper. The average amounts are computed based on the average daily balances outstanding during the year. The Company issues commercial paper with maturities ranging up to 270 days.

                                                            DECEMBER 31,
                                                        ----------------------
                                                         1995    1994    1993
                                                        ------  ------  ------
                                                           (IN MILLIONS)
Commercial Paper:
  End of period borrowings............................. $2,067  $2,338  $1,912
  Average borrowings................................... $2,483  $2,228  $2,177
  Maximum month-end borrowings......................... $2,860  $2,486  $2,538
  Average interest rate--
    During the year....................................   5.96%   4.30%   3.16%
    During the year, including the effect of commitment
     fees..............................................   6.10%   4.57%   3.42%
    At year-end, including the effect of commitment
     fees..............................................   5.96%   5.83%   3.30%

  Commercial paper borrowings have been reduced at December 31, 1995 to more conservative levels, reflecting the Company's decision to temporarily reduce its level of short-term funding. In addition to

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
commercial paper, the consolidated international subsidiaries had short-term borrowings of $156 million, $113 million and $69 million at December 31, 1995, 1994 and 1993, respectively, which are used to finance international operations.

  Available credit and asset sale facilities--At December 31, 1995, the Company had committed credit and asset sale facilities from unaffiliated entities which totaled $2,629 million. This total includes $2,235 million in bank facilities and $394 million of additional liquidity available under a receivables purchase agreement. The receivables purchase agreement, which expires March 24, 1999, provides that the Company may sell to Freedom Asset Funding Corporation ("Freedom"), with limited recourse, an undivided interest of up to $500 million in a designated pool of its factored accounts receivable. The amount of liquidity provided by Fuji Bank to Freedom is $100 million. The Company had sold $6 million of receivables for cash as of December 31, 1995.

  In April of 1995, the Company replaced its existing bank credit facilities with a new agreement at more favorable terms to the Company. The terms of these facilities primarily include reduced pricing, an increase in the term for $1.1 billion of the facilities to five years, required stockholders' equity of $900 million, and the elimination of any funding covenant based on material adverse change in the financial condition of the Company. Under the terms of the debt covenants of these agreements, the Company could have borrowed an additional $6 billion of debt at December 31, 1995.

  The Company and Fuji Bank are parties to a "Keep Well Agreement" which cannot be terminated by either party prior to December 31, 2002. The Agreement provides that Fuji Bank will maintain the Company's net worth in an amount equal to $500 million. The Agreement further provides that if the Company should lack sufficient cash, other liquid assets or credit facilities to meet its payment obligations on its commercial paper, then Fuji Bank will lend the Company up to $500 million which the Company may use only for the purpose of meeting such payment obligations. No loans have been made by Fuji Bank under this agreement.

  Notes and debentures--The scheduled maturities of debt outstanding at December 31, 1995, other than commercial paper and short-term borrowings and excluding unamortized discount, are as follows:

                              SCHEDULED MATURITIES AT DECEMBER 31,
                              -----------------------------------------
                                                                  AFTER
                               1996    1997    1998   1999  2000  2000   TOTAL
                              ------  ------  ------  ----  ----  -----  ------
                                             (IN MILLIONS)
   Various fixed rate notes
    and debentures........... $  225  $  359  $  730  $508  $706  $171   $2,699
     Fixed weighted average
      rate...................   8.83%   6.13%   9.01% 8.28% 4.85% 7.03%    7.26%
   Various floating rate
    notes and debentures..... $  967  $  872  $  272  $260  $ 78   --    $2,449
     Floating weighted
      average rate...........   6.05%   5.56%   3.53% 6.04% 6.03%  --      5.59%
   Total notes and
    debentures............... $1,192  $1,231  $1,002  $768  $784  $171   $5,148

  The Company had fixed rate debt of $2,699 million and $2,510 million at December 31, 1995 and 1994 respectively. At December 31, 1995, total fixed rate debt included $452 million of debt denominated in Japanese yen for which the Company pays a combined weighted average contractual rate of interest of 3.4%. The Company has fixed the exchange rate of Japanese yen to U.S. dollars on the yen denominated debt using cross currency interest rate swap agreements resulting in an effective rate of interest of 6.46% at December 31, 1995.

  The contractual interest rates for remaining U.S. dollar denominated fixed rate debt range between 5.63% and 9.63% at December 31, 1995 and 5.63% and 9.70% at December 31, 1994. Excluding swaps, the weighted

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
average interest rate on this debt is 8.03% and 8.06% at December 31, 1995 and 1994, respectively. The weighted average interest rates of the U.S. dollar denominated fixed rate debt at December 31, 1995 and 1994 are 7.0% and 7.12%, after the effect of related swap agreements, which converted certain of the Company's fixed rate debt to floating rate debt. The combined U.S. dollar and yen denominated fixed rate debt had an effective interest rate of 6.91% at December 31, 1995 after the effects of the cross currency interest rate swap agreements.

  The Company had floating rate debt of $2,449 million and $1,423 million at December 31, 1995 and 1994, respectively. At December 31, 1995, total floating rate debt included $330 million of debt denominated in primarily Japanese yen which has a weighted average contractual rate of 2.5%. The Company had fixed the exchange rate of yen denominated debt to U.S. dollars using cross currency interest rate swap agreements resulting in an effective interest rate on this debt of 8.06% at December 31, 1995.

  The contractual rates on the remaining U.S. dollar denominated floating rate debt are based primarily on indices such as the Constant Maturity Treasury Index less a range of .12% to .40%, the Federal Funds rate plus .18% to .38%, the three month Treasury bill rate plus .46%, the London Inter-bank Offered Rate plus .05% to .95%, or the Prime rate less 2.56% to 2.75%. Excluding the effect of swaps, the weighted average rate on U.S. dollar denominated floating rate debt is 6.07% and 6.46% at December 31, 1995 and 1994. The weighted average interest rates on this debt at December 31, 1995 and 1994 including the effect of basis swap agreements, were 6.10% and 6.39%, respectively. The combined variable rate debt had an effective interest rate of 6.36% at December 31, 1995 due to cross currency interest rate swap agreements.

  Notes redeemable solely at the option of the Company prior to the final maturity date are reflected in the table above as maturing on the final maturity date.

5. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

  The Company is a party to several agreements involving financial instruments with off-balance sheet risk. These instruments are used to meet the financing needs of borrowers and to manage the Company's own exposure to interest rate and currency exchange rate fluctuations. These instruments principally include interest rate swap agreements, forward currency exchange contracts, purchased options, loan commitments, letters of credit, and guarantees.

  Derivative financial instruments used for risk management purposes--The Company utilizes derivatives as an integral part of its asset/liability management program to reduce its overall level of financial risk. These derivatives, particularly interest rate swap agreements, are used to lower funding costs, diversify sources of funding or alter interest rate exposure arising from mismatches between assets and liabilities. All of the Company's derivative instruments are entirely related to accomplishing these risk management objectives which arise from normal business operations. The Company is not an interest rate swap dealer nor is it a trader in derivative securities, and it has not used speculative derivative products for the purpose of generating earnings from changes in market conditions.

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

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

Company and the related activities of the FRMC are reported regularly to the Executive Committee of the Board of Directors and to the Board of Directors.

  The following table summarizes the notional amounts of the Company's interest rate swap agreements, foreign exchange contracts, purchased options and interest rate cap agreements. The credit risk associated with these instruments is limited to amounts earned but not collected and to any additional amounts which may be incurred to replace the instrument under then current market conditions. These amounts are substantially less than the notional amounts of these agreements. The Company manages this risk by establishing minimum credit ratings for each counterparty and by limiting the exposure to individual counterparties as measured by the total notional amount and the current replacement cost of existing agreements. The Company has not experienced nonperformance by any counterparty related to its derivative financial instruments.

                                                                   CONTRACT OR
                                                                    NOTIONAL
                                                                     AMOUNT
                                                                  -------------
                                                                   1995   1994
                                                                  ------ ------
                                                                  (IN MILLIONS)
   Interest rate swap agreements................................. $2,681 $3,102
   Cross currency interest rate swap agreements..................    780    474
   Basis swap agreements.........................................  1,614    347
   Spot and forward currency exchange contracts..................    243    212
   Purchased options.............................................     20    --
   Interest rate cap agreements..................................      4    --

  Interest rate swaps are primarily used to convert fixed rate financings to variable rate debt. Less frequently, when the issuance of debt denominated in a foreign currency is deemed more cost effective, cross currency interest rate swaps are employed to convert foreign currency denominated debt to U.S. dollar denominated debt and U.S. based indices. The Company also uses swap agreements to alter the characteristics of specific asset pools to more closely match the interest terms of the underlying financing. These agreements enhance the correlation of the interest rate and currency characteristics of the Company's assets and liabilities and thereby mitigate its exposure to interest rate volatility. Basis swap agreements involve the exchange of two different floating rate interest payment obligations and are used to manage the basis risk between different floating rate indices. The Company has also entered into $1 billion of basis swaps effective January 2, 1996, which have the effect of changing the index on an equivalent amount of debt from the three month London Inter-bank Offered Rate ("LIBOR") to a rate based on Prime. The amount of these basis swaps is included in the table above.

  Forwards are contracts for the delivery of an item in which the buyer agrees to take delivery of an instrument or currency at a specified price and future date. To minimize the effect of exchange rate movements in the currencies of foreign countries, in which certain of our subsidiaries and investments are located, the Company will periodically enter into forward currency exchange contracts and purchase options. These financial instruments serve as hedges of its foreign investment in international subsidiaries and joint ventures or effectively hedge the translation of the related foreign currency income. The Company also periodically enters into forward contracts to hedge receivables denominated in foreign currencies or may purchase foreign currencies in the spot market in order to settle a foreign currency denominated liability.

  Commitments, letters of credit and guarantees--The Company generally enters into various commitments, letters of credit and guarantees in response to the financing needs of its customers. As many of the agreements are expected to expire unused, the total commitment amount does not necessarily represent future cash

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
requirements. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to borrowers and the credit quality and collateral policies are similar to those involved in the Company's normal lending transactions. The contractual amount of the Company's commitments, letters of credit and guarantees are shown below:

                                                                    CONTRACT
                                                                     AMOUNT
                                                                  -------------
                                                                   1995   1994
                                                                  ------ ------
                                                                  (IN MILLIONS)
   Loan commitments.............................................. $1,772 $1,479
   Letters of credit and financial guarantees....................    513    490
   Factoring credit guarantees...................................    300    334

  Commitments to fund new and existing borrowers generally have fixed expiration dates and termination clauses and typically require payment of a fee. Letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a borrower or an affiliate to a third party. At December 31, 1995, the contractual amount of guarantees includes $32 million related to affiliates. For factoring credit guarantees, the Company receives a fee for guaranteeing the collectibility of certain factoring clients' accounts receivable. Under this arrangement, clients generally retain the responsibility for collection and bookkeeping. Losses related to these services have historically not been significant.

  Other financial instruments with off-balance sheet risk--As of December 31, 1995 and 1994 the Company had sold $6 million of factored receivables for cash, under a receivables purchase agreement with limited recourse. As the average maturity of factored accounts receivable is approximately 50 days and the historical loss experience is substantially less than 1%, the Company's recourse exposure is considered minimal.

6. LEGAL PROCEEDINGS

  The Company is party to a number of legal proceedings as plaintiff and defendant, all arising in the ordinary course of its business. The Company believes that the amounts, if any, which may ultimately be funded or paid with respect to these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

7. RENTAL COMMITMENTS

  The Company and its consolidated subsidiaries have minimum rental commitments under noncancellable operating leases at December 31, 1995, as follows (in millions):

             1996................................. $16
             1997.................................  15
             1998.................................  12
             1999.................................  12
             2000.................................  10
             Thereafter...........................  10
                                                   ---
                                                   $75
                                                   ===

  The total rent expense, net of rental income from subleases, was $18 million, $17 million and $15 million for the year ended December 31, 1995, 1994 and 1993, respectively.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

8. PREFERRED STOCK

  Perpetual Preferred Stock--The Company's Cumulative Perpetual Senior Preferred Stock, Series A, ("Perpetual Preferred Stock") is not redeemable prior to September 22, 2000. On or after that date, the Perpetual Preferred Stock will be redeemable at the option of the Company, in whole or in part at a redemption price of $25 per share, plus accrued and unpaid dividends. The Perpetual Preferred Stock has an annual dividend rate of 8.125%. Dividends are cumulative and payable quarterly. The Perpetual Preferred Stock ranks senior with respect to payment of dividends and liquidation to other outstanding or authorized preferred stock of the Company.

  Convertible Preferred Stock--The Company's Cumulative Convertible Preferred Stock, Series D (no par value) ("Convertible Preferred Stock") is held by the Parent. The Convertible Preferred Stock has a dividend yield established quarterly at a rate of 1/2% less than the announced prime commercial lending rate of Morgan Guaranty Trust Company of New York, payable quarterly. Under the terms of the Convertible Preferred Stock, the Company is prohibited from paying cash dividends on Common Stock unless full cumulative dividends on all outstanding shares of Convertible Preferred Stock for all past dividend periods have been paid. The Convertible Preferred Stock is convertible into Common Stock of the Company at the conversion price of one share of Common Stock for each 200 shares of Convertible Preferred Stock. Subject to certain conditions, the Convertible Preferred Stock is redeemable at any time at the option of the Company at a redemption price equal to the price paid for such stock plus accumulated dividends.

  Redeemable Preferred Stock--The Company has authorized the issuance of 100,000 shares of a series of preferred stock designated NW Preferred Stock, Class B (No Par Value) ("NW Preferred Stock"), pursuant to the "Keep Well Agreement" between the Company and Fuji Bank wherein, among other things, Fuji Bank has agreed to purchase NW Preferred Stock in an amount required to maintain the Company's net worth at $500 million. The Company's net worth was $1,384 million at December 31, 1995. If and when issued, dividends will be paid quarterly on NW Preferred Stock at a rate per annum equal to 1% over the three-month London Inter-bank Offered Rate. Subject to certain conditions, NW Preferred Stock will be redeemable at the option of the holder within a specified period of time after the end of a calendar quarter in an aggregate amount not greater than the excess of the net worth of the Company as of the end of such calendar quarter over $500 million and at a redemption price equal to the price paid for such stock plus accumulated dividends. No purchases of NW Preferred Stock have been made by Fuji Bank under this agreement.

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

  The Company declared and paid dividends on the Perpetual Preferred Stock of $10 million in 1995, 1994 and 1993. Dividends declared and paid on the Company's Convertible Preferred Stock amounted to $2 million each year during 1995, 1994 and 1993. The Company also declared and paid cash dividends of $52 and $20 million on Common Stock in 1995 and 1994, respectively.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

10. OPERATING EXPENSES

  The following table sets forth a summary of the major components of operating expenses:

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                                  --------------
                                                                  1995 1994 1993
                                                                  ---- ---- ----
                                                                  (IN MILLIONS)
   Employee salaries............................................. $ 88 $ 79 $ 69
   Other compensation............................................   52   48   43
   Space costs...................................................   18   17   18
   Equipment costs...............................................   13   13   10
   Travel and entertainment......................................   10   10    9
   Other.........................................................   35   28   25
                                                                  ---- ---- ----
       Total..................................................... $216 $195 $174
                                                                  ==== ==== ====

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

  The following table summarizes the funded status of the defined benefit pension plans at December 31, 1995 and 1994:

                                                                 1995  1994
                                                                 ----  ----
                                                                    (IN
                                                                 MILLIONS)
   Actuarial present value of vested benefit obligations........ $19   $11
                                                                 ===   ===
   Plan assets at fair value.................................... $34   $28
   Projected benefit obligations for service rendered to date...  36    23
                                                                 ---   ---
     Plan assets in excess of (less than) projected benefit
      obligation................................................ $(2)  $ 5
                                                                 ===   ===
   Accrued pension cost......................................... $(1)  $--
                                                                 ===   ===

  In accordance with the provisions of SFAS No. 87 "Employers' Accounting for Pensions" and SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions," the Company adjusts the discount, salary and health care cost trend rates, as well as the rates of return on assets, to reflect market conditions at the measurement date. Changes in these assumptions will impact the amount of the pension and net periodic postretirement benefit expense in future years. At December 31, 1995, the Company decreased the discount rate used to calculate the projected pension benefit obligation to 7.25%, reflecting the change in the interest rate environment. The decrease in the discount rate had no effect on 1995 pension expense, which was

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

$1 million compared to $2 million in 1994 and $1 million in 1993. The discount rate change is expected to increase 1996 pension expense by approximately $1 million. Due to market conditions, the Company had increased the discount rate at December 31, 1994 to 8.5%, which decreased 1995 pension expense by approximately $1 million. The Company maintained the salary rate assumption at 6% at December 31, 1995, based on the Company's experience. The Company had reduced the salary assumption from 7% to 6% at December 31, 1993. This rate reduction had no effect on 1993 pension expense but reduced 1994 pension expense by less than $1 million.

  The Company also provides health care benefits for eligible retired employees and their eligible dependents. At December 31, 1995 and 1994, $6 million of the transition obligation remains unamortized. The accumulated postretirement benefit obligation, under the terms of the amended healthcare plan, was calculated using relevant actuarial assumptions and health care cost trend rates projected at annual rates ranging from 10% in 1995 to 5.5% in 2004 and thereafter. The effect of a 1.0% annual increase in these assumed cost trend rates would increase the accumulated postretirement benefit obligation by less than $1 million, while annual service and interest cost components in the aggregate would not be materially affected. Consistent with the changes in the pension plan discount rate at December 31, 1995 and 1994, the discount rate used to calculate the accumulated postretirement benefit obligation was decreased to 7.25% at December 31, 1995 from 8.5% at December 31, 1994. The decrease in the discount rate at December 31, 1995 had no effect on the 1995 expense and it is expected to increase 1996 expense by less than $1 million. The increase in the discount rate at December 31, 1994 to 8.5% from 7.5% at December 31, 1993 decreased 1995 expense by less than $1 million. The net postretirement benefit liability was $2 million at December 31, 1995 and $1 million at December 31, 1994 and 1993. The net periodic postretirement benefit cost was $1 million for the years ended December 31, 1995, 1994 and 1993.

  The Parent has established the Executive Deferred Compensation Plan (the "Plan"), a nonqualified deferred compensation plan, in which certain employees of the Parent and the Company may elect to defer a portion of their annual compensation on a pre-tax basis. The amount deferred remains an asset of the Company and may be invested in any of certain mutual funds at the participant's direction. Payment of amounts deferred are made in a lump sum or in annual installments over a five, ten or fifteen year period as determined by the participant. Plan assets were approximately $10 million and $3 million at December 31, 1995 and 1994, respectively.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

12. INCOME TAXES

  Although the Company files a consolidated U.S. tax return with its Parent, the Company reports income tax expense as if it were a separate taxpayer and records deferred tax benefits for deductible temporary differences if it is more likely than not that these benefits will be realized. Included in income tax expense are amounts relating to the International Group, which files a separate United States federal income tax return. United States federal income taxes paid by the International Group amounted to $1 million in both 1995 and 1994.

  The provision for income taxes is summarized in the following table:

                                                               1995  1994  1993
                                                               ----  ----  ----
                                                               (IN MILLIONS)
   Current:
     Federal.................................................. $116  $ 33  $ 75
     Utilization of investment and foreign tax credits........  (22)  (29)  (32)
                                                               ----  ----  ----
       Net federal............................................   94     4    43
     State....................................................    2    (2)   16
     Foreign..................................................    3     1     1
                                                               ----  ----  ----
       Total current..........................................   99     3    60
                                                               ----  ----  ----
   Deferred:
     Federal..................................................  (43)   41   (41)
     State....................................................   (7)    7    (6)
     Effect of change in tax rates............................  --    --     (2)
                                                               ----  ----  ----
       Total deferred.........................................  (50)   48   (49)
                                                               ----  ----  ----
                                                               $ 49  $ 51  $ 11
                                                               ====  ====  ====

  In accordance with the provisions of the current tax allocation agreement, net payments of $70 million were made to the Parent in 1995 and $25 million were made in January 1996 for the Company's estimated current federal and state income tax liability. In 1994 and 1993, income taxes paid amounted to $1 million and $56 million, respectively.

  The reconciliation between the statutory federal income tax provision and the actual effective tax provision for each of the three years ended December 31 is as follows:

                                                              1995  1994  1993
                                                              ----  ----  ----
                                                              (IN MILLIONS)
   Tax provision at statutory rate........................... $ 63  $ 61  $ 47
   State and foreign income taxes, net of federal income tax
    effects..................................................    4     9    12
   Income of foreign subsidiaries............................  (12)  (12)   (9)
   Net foreign tax rate differential.........................    4     4     1
   Resolution of tax issues..................................  (13)   (6)  --
   Change in valuation allowance.............................  --     (2)  (42)
   Change in tax rate........................................  --    --     (2)
   Other, net................................................    3    (3)    4
                                                              ----  ----  ----
                                                              $ 49  $ 51  $ 11
                                                              ====  ====  ====

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

  The significant components of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 are shown below:

                                                                    DECEMBER
                                                                       31,
                                                                    ----------
                                                                    1995  1994
                                                                    ----  ----
                                                                       (IN
                                                                    MILLIONS)
   Deferred Tax Assets:
     Allowance for loan losses..................................... $ 87  $103
     Repossessed properties........................................   13   --
     Foreign tax credits...........................................   13     8
     Alternative minimum tax credit carryforward...................    2     3
     Unrealized depreciation of securities available for sale......    3   --
     Terminated swap income........................................   32   --
     Accrued expenses..............................................    9     8
                                                                    ----  ----
   Gross deferred tax assets.......................................  159   122
   Valuation allowance.............................................  (15)  (11)
                                                                    ----  ----
   Gross deferred tax assets, net of valuation allowance...........  144   111
   Deferred Tax Liabilities:
     Equity interests and other investments........................ $ (6) $(25)
     Repossessed properties........................................  --     (3)
     Fixed assets and deferred income from lease financing.........  (17)  (17)
     Unrealized appreciation of securities available for sale......  --     (3)
                                                                    ----  ----
   Gross deferred tax liabilities..................................  (23)  (48)
                                                                    ----  ----
   Net deferred tax asset.......................................... $121  $ 63
                                                                    ====  ====

  The tax benefits of deductible temporary differences are shown net of a valuation allowance of $15 million and $11 million, as of December 31, 1995 and 1994, respectively. The valuation allowance was reduced in 1994 as a result of management's increased confidence in the recognition of the benefit of deductible temporary differences.

  Provision has not been made for United States or additional foreign taxes on $94 million of undistributed earnings of subsidiaries outside the United States, as those earnings are intended to be reinvested. Such earnings would become taxable upon the sale or liquidation of these international operations or upon the remittance of dividends. Given the availability of foreign tax credits and various tax planning strategies, management believes any tax liability which may ultimately be paid on these earnings would be substantially less than that computed at the statutory federal income tax rate. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against the Company's U.S. tax liability, if any. The amount of withholding tax that would be payable upon remittance of the entire amount of undistributed earnings would be approximately $11 million.

  During 1994, the Company utilized alternative minimum tax credit and investment tax credit carryforwards of $5 million. The Company had unused foreign tax credit carryforwards of $13 million and $8 million at December 31, 1995 and 1994, respectively. Due to substantial restrictions on the utilization of foreign tax credits imposed by the Tax Reform Act of 1986, the Company may not be able to utilize a significant portion of foreign tax credit carryforwards prior to expiration. Accordingly, the Company has recognized a valuation allowance for the amount of foreign tax credits recorded at December 31, 1995 and 1994.

  The Company has recorded a net deferred tax asset of $121 million as of December 31, 1995. Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
realized. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are reduced.

13. RELATED PARTIES

  Several financial, administrative or other service arrangements exist between the Company and Fuji Bank, the Parent or related affiliates. In management's opinion, the terms of these arrangements are similar to those the Company would have been able to obtain in like agreements with unaffiliated entities in an arms-length transaction.

  Services Provided by Fuji Bank and the Parent for the Company. Certain employees of Fuji Bank and the Parent perform managerial and administrative and other related functions for the Company. The amounts paid to Fuji Bank and the Parent for these services were $2 million and $53 million, respectively for 1995, and $2 million and $47 million for 1994. Additionally, certain subsidiaries of Fuji Bank periodically serve as managers for various offerings of the Company's debt securities and the Fuji Bank and Trust Company may act as registrar and paying agent for certain debt issuances by the Company.

  Services Provided by the Company for Fuji and the Parent. The Company performs services for its affiliates and charges them for the cost of the work performed. The Company may also guarantee the obligations of its clients or the clients of certain joint ventures, under letters of credit issued by financial institutions, some of which are affiliates of the Company. Additionally, the Company guarantees payment under a deferred compensation arrangement between the Parent and certain of its employees. The Company has agreements with the Parent and certain other subsidiaries of the Parent which provide for the Company to receive an annual negotiated fee for servicing assets which have been sold by the Company to the Parent and these affiliates. The Company continues to service these assets and all other direct costs and expenses, including any additional advances made after the date of the agreement, are borne by the subsidiaries of the Parent. The amount of fees for servicing these assets in 1995, 1994 and 1993, was approximately $1 million, $2 million and $4 million, respectively. These amounts are recorded as a reduction of operating expenses in the consolidated statements of income.

  Intercompany Receivables, Payables, Transactions and Financial Instruments. At December 31, 1995 and 1994, other assets included net amounts due from affiliates of $25 million and $29 million, respectively. The amounts are comprised principally of interest bearing demand notes representing amounts due to the Company arising from the interest rate swap agreement with the Parent, advances, administrative fees and costs charged to other subsidiaries of the Parent. The notes bear interest at rates which approximate the average rates on the Company's commercial paper obligations or short-term bank borrowing rates outstanding during the period.

  In the ordinary course of its business, the Company participates in joint financings with Fuji Bank or certain affiliates. During 1995, the Company sold to Fuji Bank its $25 million interest in a joint financing with Fuji Bank. During 1994, the Company paid $17 million to repurchase loan participations which it had previously sold to Fuji Bank.

  The Company is a party to a $200 million interest rate swap agreement with the Parent, which expires December 15, 2000, and was a party with the Parent for a $250 million interest rate swap agreement which expired on July 31, 1995. The purpose of these agreements is to manage the Company's exposure to interest rate fluctuations. Under these agreements, the Company pays interest to the Parent at a variable rate based on the commercial paper rate published by the Board of Governors of the Federal Reserve System and the Parent pays interest to the Company at fixed rates of 5.57% and 5.0%, respectively. These agreements had the effect of increasing the Company's interest expense by $3 million in 1995, and reducing the Company's interest expense by $3 million in 1994 and $5 million in 1993.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

  During 1995, the Company terminated two cross-currency basis swap agreements with a subsidiary of Fuji Bank. Fuji Bank paid to the Company net amounts approximately $1 million and received approximately $7 million under these agreements during the years ended December 31, 1995 and 1994, respectively.

  The Company and Fuji Bank are parties to a "Keep Well Agreement," which provides that if the Company should lack sufficient cash or credit facilities to meet its commercial paper obligations, Fuji Bank will lend the Company up to $500 million. That loan would be payable on demand and the proceeds from the loan could only be used by the Company to meet its commercial paper obligations. The Keep Well Agreement further provides that Fuji Bank will maintain the Company's net worth in an amount equal to $500 million. Accordingly, if the Company should determine, at the close of any month, that its net worth is less than $500 million, then Fuji Bank will purchase, or cause one of its subsidiaries to purchase, shares of the Company's NW Preferred Stock in an amount necessary to increase the Company's net worth to $500 million. Commitment fees paid by the Company to Fuji Bank under the Keep Well Agreement amounted to less than $1 million in 1995, 1994 and 1993. Interest on any loans will be charged at the prime rate of Morgan Guaranty Trust Company of New York plus .25% per annum. No loans or purchases of NW Preferred Stock have been made by Fuji Bank under this agreement.

  The Keep Well Agreement cannot be terminated by either party prior to December 31, 2002. After December 31, 2002, either Fuji Bank or the Company may terminate the agreement upon 30 business days prior written notice. As long as the Perpetual Preferred Stock is outstanding and held by third parties other than Fuji Bank, the agreement may not be terminated by either party unless the Company has received written certifications from Moody's Investors Services, Inc. and Standard and Poor's Corporation that, upon such termination, the Perpetual Preferred Stock will be rated no lower than "a3" and "A-", respectively.

  On March 30, 1994, the Company entered into a receivables purchase agreement with Freedom Asset Funding Corporation ("Freedom"). Under this agreement, which expires March 24, 1999, the Company may sell to Freedom with limited recourse an undivided interest of up to $500 million in a designated pool of its factored accounts receivable. As of December 31, 1995, the Company had sold a $6 million interest to Freedom for cash. Freedom has entered into a revolving liquidity facility and an operating agreement with Fuji Bank and one of its affiliates. The amount of liquidity provided by Fuji Bank under this facility is $100 million at December 31, 1995.

  Fuji Bank and one of its subsidiaries provided uncommitted lines of credit to consolidated international subsidiaries totaling $14 million and $15 million at December 31, 1995 and 1994, respectively. Borrowings under these facilities totaled $10 million and $5 million at both December 31, 1995 and 1994, respectively. In addition, Fuji Bank provides uncommitted lines of credit to certain international joint ventures.

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

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

  The book values and estimated fair market values of the Company's financial instruments at December 31, 1995 and 1994, are as follows:

                                                        1995           1994
                                                    -------------  -------------
                                                     BOOK   FAIR    BOOK   FAIR
                                                    VALUE  VALUE   VALUE  VALUE
                                                    ------ ------  ------ ------
                                                           (IN MILLIONS)
   Net receivables................................  $7,856 $7,984  $7,385 $7,423
   Total investments..............................     693    749     634    694
   Debt...........................................   7,368  7,527   6,381  6,412
   Interest rate swap agreements:
     Interest rate swap agreements in a receivable
      position....................................       9     93      11      5
     Interest rate swap agreements in a payable
      position....................................       2    (34)      2      7

  The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. Carrying values approximate fair values for all financial instruments which are not specifically addressed.

  For variable rate receivables that reprice frequently and have no significant credit risk, fair values were assumed to equal carrying values. All other receivables were pooled by loan type and risk rating. The fair value for these receivables was estimated by discounted cash flow analyses, using interest rates equal to the London Inter-bank Offered Rate or the Prime Rate offered as of December 31, 1995 and 1994, plus an adjustment for normal spread, credit quality and the remaining terms of the loans.

  Book and fair values of the trading securities and securities available for sale are based on quoted market prices. The fair values of equity interests and other investments are calculated by first using the Company's business valuation model to determine the estimated value of these investments as of the anticipated exercise date. The business valuation model analyzes the cash flows of the related company and considers values for similar equity investments. The determined value is then discounted back to December 31, 1995 and 1994, using a rate appropriate for returns on equity investments. Although the investments in international joint ventures accounted for by the equity method are not considered financial instruments and as such are not included in the above table, management believes that the fair values of these investments significantly exceed the carrying value of these investments.

  The fair values of the debt and swap agreements were estimated using discounted cash flow analyses, based on current incremental borrowing and swap rates for arrangements with similar terms and remaining maturities, as quoted by independent financial institutions as of December 31, 1995 and 1994. As market interest rates are lower at December 31, 1995 compared to the prior year end, the fair value of debt increased relative to book value. Accordingly, the fair value of the interest rate swap agreements moved toward a net mark to market gain of $127 million at December 31, 1995 as compared to a net mark to market loss of $2 million at December 31, 1994. The fair values of loan commitments, letters of credit and guarantees are negligible.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

15. FINANCIAL DATA BY REGION

  The following table shows certain financial information by geographic region for the years ended December 31, 1995, 1994 and 1993.

                                          FOR THE YEAR ENDED DECEMBER 31,
                                      ----------------------------------------
                                      UNITED         ASIA-
                                      STATES EUROPE PACIFIC OTHER CONSOLIDATED
                                      ------ ------ ------- ----- ------------
                                                   (IN MILLIONS)
Assets
  1995............................... $8,981  $295   $265    $97     $9,638
  1994...............................  7,913   271    241     51      8,476
  1993...............................  7,457   238    183     35      7,913
Interest income, fees and other
 income, and income of international
 joint ventures
  1995............................... $1,009  $ 39   $ 28    $ 8     $1,084
  1994...............................    839    24     19     11        893
  1993...............................    742    26     11      2        781
Income before taxes and minority
 interest
  1995............................... $  148  $ 23   $  7    $ 3     $  181
  1994...............................    145    12      7     10        174
  1993...............................    104    24      4      1        133
Net income
  1995............................... $   95  $ 21   $  5    $ 4     $  125
  1994...............................     92    11      6      9        118
  1993...............................     89    24      3      1        117

16. SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

  The following financial information for the calendar quarters of 1995, 1994 and 1993, is unaudited. In the opinion of management, all adjustments necessary to present fairly the results of operations for such periods have been included.

                                                         QUARTER ENDED
                                               ---------------------------------
                                               MARCH 31 JUNE 30 SEPT. 30 DEC. 31
                                               -------- ------- -------- -------
                                                         (IN MILLIONS)
Net interest income--
  1995........................................   $ 94    $ 95     $ 98    $100
  1994........................................     82      90       99      95
  1993........................................     86      90       92      88
Operating revenues--
  1995........................................   $146    $132     $161    $181
  1994........................................    140     125      145     147
  1993........................................    118     137      127     135
Provision for losses--
  1995........................................   $ 50    $ 28     $ 56    $ 89
  1994........................................     50      40       48      50
  1993........................................     48      57       53      52
Net income--
  1995........................................   $ 30    $ 34     $ 35    $ 26
  1994........................................     28      35       30      25
  1993........................................     25      37       28      27

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The names and ages of all directors and all persons nominated or chosen to become directors and executive officers of the Company as of December 31, 1995, and a biographical summary for each such person appear in the following pages. No family relationship exists among the persons named below.

                                   DIRECTORS

NAME, AGE & POSITIONS                                    FROM           TO
---------------------                                    ----           --
RICHARD J. ALMEIDA (53)
 Chairman of the Board and Chief Executive Officer,
  the Company, Parent, International and Holdings....... November, 1995 Present
 Director, the Company, Parent and International........ November, 1987 Present
 Director, Holdings..................................... December, 1992 Present
 Executive Vice President and Chief Financial Officer,
  the Company, Parent and International................. November, 1987 1995
 Executive Vice President and Chief Financial Officer,
  Holdings.............................................. December, 1992 1995
HAJIME MAEDA (54)
 Director, the Company, Parent, International and
  Holdings.............................................. January, 1995  Present
 Managing Director, Fuji Bank........................... November, 1994 Present
 Director and General Manager, Fuji Bank, Head Office
  Corporate Banking Division I.......................... 1992           1994
 General Manager, Fuji Bank, Business Information
  Division.............................................. 1990           1992
MITCHELL F. VERNICK (40)
 Vice Chairman, the Company, Parent, International and
  Holdings.............................................. November, 1995 Present
 Director, International and Holdings................... November, 1995 Present
 Director, the Company and Parent....................... May, 1991      Present
 Senior Group President, the Company.................... October, 1990  1995
 Executive Vice President, International................ June, 1989     1995
 Executive Vice President, Holdings..................... December, 1992 1995
HIDEHIKO IDE (48)
 Director, the Company and Parent....................... May, 1995      Present
 General Manager, Fuji Bank, Chicago Branch............. May, 1995      Present
 Chief Representative, Fuji Bank, Washington D.C.
  Representative Office................................. October, 1991  1995
 Special Assistant to the President and Chairman, Fuji
  Bank, Executive Secretariat........................... August, 1987   1991
MINORU ITOSAKA (46)
 Director, the Company, Parent, International and
  Holdings.............................................. July, 1993     Present
 General Manager, Fuji Bank, Credit Division for the
  Americas.............................................. May, 1995      Present
 General Manager, Fuji Bank, Americas Division.......... July, 1993     1995
 Deputy General Manager, Fuji Bank, International
  Planning Division..................................... 1989           1993
MARK KESSEL (54)
 Director, the Company and Parent....................... July, 1992     Present
 Partner, Shearman & Sterling........................... December, 1977 Present
 Director, CEI Holdings Corporation, a subsidiary of
  Graseby p.l.c......................................... 1983           1991

NAME, AGE & POSITIONS                                    FROM           TO
---------------------                                    ----           --
TOMONORI KOBAYASHI (46)
 Director, the Company, Parent, International and
  Holdings.............................................. May, 1995      Present
 General Manager, Fuji Bank, Americas Division.......... May, 1995      Present
 Senior Vice President, Corporate Planning &
  Administration,
  the Company and Parent................................ 1991           1995
 Senior Vice President, Parent.......................... 1990           1991
MICHAEL J. LITWIN (48)
 Director, the Company and Parent....................... April, 1990    Present
 Senior Group President, the Company.................... October, 1990  Present
 Executive Vice President, International................ January, 1989  Present
 Executive Vice President, Holdings..................... December, 1992 Present
DENNIS P. LOCKHART (48)
 Director, the Company, Parent and International;
  President, International; Executive Vice President,
  Parent................................................ January, 1988  Present
 Director and President, Holdings....................... December, 1992 Present
 Director, Tri Valley Corporation....................... April, 1981    Present
LAURALEE E. MARTIN (45)
 Director, the Company and Parent....................... May, 1991      Present
 Senior Group President, the Company.................... October, 1990  Present
 Director and President, Heller Financial Leasing, Inc.. December, 1993 Present
 Director, Gables Residential Trust..................... January, 1994  Present
KENJI MIYAMOTO (48)
 Director, the Company, Parent, International and
  Holdings;
  Executive Vice President, Parent...................... May, 1994      Present
 General Manager, Fuji Bank, Atlanta Agency............. May, 1992      1994
 Senior Vice President, Fuji Investment Management Co.,
  Ltd................................................... May, 1987      1992
OSAMU OGURA (38)
 Director, the Company and Parent....................... November, 1994 Present
 Deputy General Manager, Fuji Bank, Americas Division... November, 1994 Present
 Senior Manager, Fuji Bank, Americas Division........... 1993           1994
 Manager, Fuji Bank, International Division............. 1992           1993
 Manager, Fuji Bank, Personnel Affairs Division......... 1987           1992
MASAHIRO SAWADA (42)
 Director, the Company, Parent, International and
  Holdings.............................................. December, 1995 Present
 Senior Vice President, Parent.......................... May, 1995      Present
 Joint General Manager, Fuji Bank, Paris Branch......... May, 1992      1995
 Deputy General Manager, Systems Planning Division, Fuji
  Bank.................................................. October, 1990  1992
ATSUSHI TAKANO (50)
 Director, the Company and Parent....................... July, 1992     Present
 Director, International and Holdings................... May, 1994      Present
 Director and General Manager, Fuji Bank, New York
  Branch................................................ June, 1995     Present
 General Manager, Fuji Bank, New York Branch............ June, 1994     1995
 General Manager, Fuji Bank, Los Angeles Agency......... June, 1992     1994
 General Manager, Fuji Bank, International Treasury
  Division.............................................. 1989           1992
 Joint General Manager, Fuji Bank, New York Branch...... 1984           1992

NAME, AGE & POSITIONS                                   FROM            TO
---------------------                                   ----            --
KENJI WATANABE (49)
 Director, the Company and Parent...................... May, 1994       Present
 General Manager, Fuji Bank, Los Angeles Agency........ May, 1994       Present
 General Manager, Fuji Bank, Hamamatsucho Branch....... 1992            1994
 Deputy General Manager, Fuji Head Office, Corporate
  Banking Planning..................................... 1987            1992

                               EXECUTIVE OFFICERS

ANTHONY O'B. BEIRNE (47)
 Senior Vice President and Treasurer, the Company and
  Parent............................................... May, 1995       Present
 Senior Vice President and Controller, Holdings........ December, 1992  1995
 Senior Vice President and Controller, the Company,
  Parent and International............................. March, 1988     1995
LAWRENCE P. CHAPMAN (37)
 Senior Vice President and Senior Credit Officer, the
  Company and Parent................................... January, 1995   Present
 Vice President, Manager of Corporate Credit, the
  Company and Parent................................... July, 1993      1995
 Vice President, Aircraft Finance Division, the
  Company.............................................. June, 1990      1993
MICHAEL P. GOLDSMITH (42)
 Group President, Heller Real Estate Financial
  Services, the Company................................ April, 1994     Present
 Executive Vice President, Division Manager, Project
  Management Organization.............................. May, 1990       1994
JOHN L. GUY, JR. (43)
 Senior Vice President, Heller First Capital Division,
  the Company; President, Heller First Capital Corp.... May, 1995       Present
 Senior Vice President and Treasurer, the Company and
  Parent............................................... July, 1992      1995
 Senior Vice President, Internal Audit, the Company.... April, 1992     1992
 Vice President, Internal Audit, the Company........... November, 1989  1992
JAY S. HOLMES (49)
 Group President, Equipment Finance and Leasing Group,
  the Company.......................................... December, 1995  Present
 Executive Vice President, Commercial Equipment Finance
  Division, the Company................................ September, 1992 1995
 Senior Vice President and Director, Chrysler Capital
  Corporation.......................................... May, 1990       1992
LAWRENCE G. HUND (39)
 Senior Vice President and Controller, the Company,
  Parent, International
  and Holdings......................................... May, 1995       Present
 Senior Vice President, Liability Management &
  Assistant Treasurer, the Company and Parent.......... January, 1995   1995
 Senior Vice President, Accounting & Operations, the
  Company and Parent................................... January, 1993   1994
 Vice President, Finance & Planning, the Company and
  International........................................ August, 1990    1992
DAVID J. KANTES (52)
 Group President, Heller Business Credit Group, the
  Company.............................................. December, 1995  Present
 Executive Vice President, Heller Business Credit
  Division, the Company................................ June, 1993      1995
 Executive Vice President, NatWest Credit Corp......... July, 1986      1993
 Executive Vice President & Chief Credit Officer,
  NatWest Bancorp...................................... November, 1991  1992

NAME, AGE & POSITIONS                                   FROM            TO
---------------------                                   ----            --
CHALLIS M. LOWE (50)
 Executive Vice President, Human Resources, the Company
  and Parent........................................... December, 1995  Present
 Senior Vice President, Human Resources, the Company
  and Parent........................................... November, 1993  1995
 Senior Vice President, Administrative Services, Sanwa
  Business Credit Corporation.......................... January, 1985   1993
MICHAEL J. ROCHE (44)
 Group President, Current Asset Management Group, the
  Company.............................................. November, 1994  Present
 Senior Vice President and Chief Information Officer,
  Information Technology, the Company.................. October, 1990   1994
 Senior Vice President and Chief Information Officer,
  Information Technology, Parent....................... May, 1991       1994
DEBRA H. SNIDER (41)
 General Counsel, the Company, Parent, International
  and Holdings......................................... October, 1995   Present
 Executive Vice President and Secretary, the Company,
  Parent, International and Holdings................... April, 1995     Present
 Acting General Counsel, the Company, Parent,
  International and Holdings........................... April, 1995     1995
 Partner, Katten Muchin & Zavis........................ February, 1991  1995
ROBERT J. SZAMBELAN (40)
 Senior Vice President and Chief Information and
  Technology Officer, the Company and Parent........... May, 1995       Present
 Associate Partner, Andersen Consulting................ September, 1994 1995
 Senior Manager, Andersen Consulting................... January, 1991   1994

  Each of the officers and directors of the Company are elected at the annual meeting for a term of one year or until their successors are duly elected and qualified.

  During 1995, an Initial Statement of Beneficial Ownership of Securities on Form 3 was filed by: (i) Hajime Maeda (elected January 9, 1995 as Director) on January 13, 1995; (ii) Lawrence P. Chapman (elected January 1, 1995 as Senior Vice President) on February 1, 1995; (iii) Debra H. Snider (elected April 25, 1995 as Executive Vice President, Acting General Counsel and Secretary) on May 1, 1995; (iv) Lawrence G. Hund (elected May 8, 1995 as Senior Vice President and Controller) on May 17, 1995; (v) Hidehiko Ide (elected May 25, 1995 as Director) on August 21, 1995; (vi) Robert J. Szambelan (elected May 15, 1995 as Senior Vice President and Chief Information and Technology Officer) on August 25, 1995; (vii) Jay S. Holmes (elected December 1, 1995 as Group President) on December 6, 1995; (viii) David J. Kantes (elected December 1, 1995 as Group President) on December 6, 1995; and (ix) Masahiro Sawada (elected December 18, 1995 as Director) on December 20, 1995. No Forms 4 or Forms 5 were filed during the year. In all filings, there were no reported holdings of the Registrant's equity securities.

ITEM 11. EXECUTIVE COMPENSATION

  The following information is furnished as to all plan and non-plan compensation awarded to, earned by, or paid to each Chief Executive Officer of the Company and the four next most highly compensated executive officers of the Company (as determined at December 31, 1995) for services rendered in all capacities to the Company and its subsidiaries during the years ended December 31, 1995, 1994 and 1993.

                       SUMMARY COMPENSATION TABLE (1)(2)

                                                   OTHER ANNUAL      ALL OTHER
   NAME AND PRINCIPAL                             COMPENSATION($) COMPENSATION($)
        POSITION         YEAR SALARY($) BONUS($)        (4)             (6)
   ------------------    ---- --------- --------  --------------- ---------------
Richard J. Almeida...... 1995  318,375       (3)      141,758          4,620
 (Chairman of the Board
  and Chief              1994  291,000  175,000       229,026          4,620
 Executive Officer)      1993  268,000  150,000       104,435          4,487
Michael S. Blum......... 1995  624,333       (3)      340,819          1,886
 (former Chairman of the
  Board and              1994  731,250  474,040       811,706          4,617
 Chief Executive
  Officer)               1993  656,250  408,713       330,750          4,481
Mitchell F. Vernick..... 1995  257,750       (3)      130,292(5)       4,620
 (Vice Chairman)         1994  245,667  175,000       300,574(5)       4,620
                         1993  230,833  130,000       155,476(5)       4,497
Lauralee E. Martin...... 1995  254,417       (3)      104,896          4,620
 (Senior Group
  President)             1994  245,667  175,000       197,418          4,620
                         1993  227,292  150,000        86,632          4,497
Dennis P. Lockhart...... 1995  254,417       (3)      104,896          4,620
 (President, Heller
  International          1994  246,667  120,000       197,418          4,620
 Group, Inc.)            1993  233,000  115,000        88,808          4,496
Michael J. Litwin....... 1995  240,333       (3)       99,089          4,620
 (Senior Group
  President)             1994  232,584  115,000       186,904          4,620
                         1993  219,966  100,000        83,567          3,787

--------
(1) All numbers are rounded to the nearest whole dollar.
(2) Certain executive officers of the Company whose compensation is included above are employed and paid by the Parent. Pursuant to a management agreement between the Company and the Parent, the Company reimburses the Parent for their services.
(3) The cash bonus under the management incentive plan for services rendered to the Company and its subsidiaries during the year ended December 31, 1995 was not calculable as of the date of this report. Such amounts will be disclosed in the Company's annual report for the subsequent fiscal year in the appropriate column for the year in which earned. Annual bonus amounts are earned and accrued for the year shown and paid subsequent to the end of such year.
(4) Accruals under the Company's Long Term Incentive Plans ("LTIPs") are earned and recorded annually during the plan period based upon the Company's performance during each applicable year. Once determined, accruals are not affected by the Company's performance in subsequent years. As a result, the Company reports annual accruals under its LTIPs as other annual compensation as defined by the SEC. During 1995, the Company had an LTIP that commenced on January 1, 1994 and will terminate on December 31, 1996 ("1994-96 LTIP"). Accruals under the 1994-96 LTIP for calendar year 1995 are reflected in the Summary Compensation Table.
  Under the terms of the 1994-96 LTIP, payouts of all accruals will be made after the termination of the 1994-96 LTIP to officers who are active employees of the Company and participants in the 1994-96 LTIP through its termination date (subject to exceptions in the case of disability, death or retirement). Due to Mr. Blum's death in October, 1995, his 1994 and 1995 accruals under the 1994-96 LTIP will be distributed in early 1996. In March, 1995, payouts were made to the named executive officers of previously reported accruals under an LTIP that commenced January 1, 1992 and terminated December 31, 1994.

  Perquisites and other personal benefit amounts for each of the named executive officers fall below the minimum level for disclosure and therefore have been excluded.

(5) Mr. Vernick received the following special payments, attributable to the performance of specific business units and investments in 1995, 1994 and 1993, respectively: $22,500, $103,156 and $67,494.

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

RETIREMENT AND OTHER DEFINED BENEFIT PLANS

  The Company has a defined benefit retirement income plan (the "Retirement Plan") for the benefit of its employees that is a qualified plan under Section 401 of the Internal Revenue Code. Substantially all domestic employees of the Company who have one year of service, including executive officers and directors of the Company, and also certain executive officers and directors of International, participate in the Retirement Plan. Non-employee directors are not eligible for retirement benefits. Under a defined benefit plan, such as the Company's, contributions are not specifically allocated to individual participants.

  The Company adopted a Supplemental Executive Retirement Plan ("SERP"), effective October 28, 1987, which provides to all officers at the level of Senior Vice President and above who participate in the Company's LTIP and the Retirement Plan, benefits which are in excess of the limitations imposed by Sections 401(a)(17) and 415 of the Internal Revenue Code, as amended from time to time.

  The table below shows estimated annual retirement benefits for executives in specified remuneration and service classifications.

                     ESTIMATED ANNUAL RETIREMENT BENEFITS

                                              YEARS OF CREDITED SERVICE
                                     -------------------------------------------
                                                                         25 AND
FINAL AVERAGE PAY                       5       10       15       20      OVER
-----------------                    ------- -------- -------- -------- --------
$200,000............................ $26,000 $ 52,000 $ 78,000 $104,000 $130,000
 225,000............................  29,250   58,500   87,750  117,000  146,250
 250,000............................  32,500   65,000   97,500  130,000  162,500
 275,000............................  35,750   71,500  107,250  143,000  178,750
 300,000............................  39,000   78,000  117,000  156,000  195,000
 400,000............................  52,000  104,000  156,000  208,000  260,000
 450,000............................  58,500  117,000  175,500  234,000  292,500
 500,000............................  65,000  130,000  195,000  260,000  325,000
 600,000............................  78,000  156,000  234,000  312,000  390,000

  In general, remuneration covered by the Retirement Plan consists of the annual base salary determined before any salary reduction contributions to the Company's Savings and Profit Sharing Plan. The figures shown in the table above include benefits payable under the Retirement Plan and SERP as described above. However, the figures shown are prior to offsets for Social Security and Company match benefits (under its Savings and Profit Sharing Plan). The estimates assume that benefits commence at age 65 under a straight life annuity form.

  The number of years of credited service as of December 31, 1995, and the actual average remuneration for their respective years of credited service with the Company for those individuals listed on the Summary Compensation Table are as follows: Richard J. Almeida, 8 years 5 months, $276,475; Michael
S. Blum, 9 years 4.5 months, $623,550; Mitchell F. Vernick, 9 years 4.5 months, $228,353; Lauralee E. Martin, 9 years 4.5 months, $222,240; Dennis P. Lockhart, 8 years, $233,417; and Michael J. Litwin, 24 years 2 months, $219,303.

COMPENSATION OF DIRECTORS

  Directors of the Company are not compensated for provision of services as directors.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

  Richard J. Almeida has an employment contract with the Parent which became effective as of November 13, 1995, the date on which he was elected Chairman, and expires on December 31, 1997. The contract provides that if Mr. Almeida's employment is terminated by the Parent without cause (as defined in the contract), or if he resigns with cause (as specified in the contract), he will be entitled to receive full salary through the later of December 31, 1997 or the date fifteen months from the date of termination. In the event of a termination under either of the situations described above, Mr. Almeida is also entitled to receive a pro rata portion of his incentive plan payments and will continue to be covered under certain benefit plans through the later of December 31, 1997 or the date fifteen months from the date of termination. Additionally, if Mr. Almeida and the Parent do not reach an agreement regarding the terms of an extension or renewal of his contract, Mr. Almeida is entitled to full salary until the later of December 31, 1997 or the date fifteen months from the date the Parent informs him that it does not intend to extend his employment. Under this circumstance, Mr. Almeida would also receive incentive compensation until December 31, 1997 and coverage under certain benefit plans during the period he receives salary continuation.

  Mitchell Vernick participates in special incentive arrangements with the Company pursuant to which he is eligible to receive payments based upon the performance of specific business units and investments.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  Kenji Miyamoto served as a member of the Compensation Committee of the Board of Directors of the Company throughout calendar year 1995. Hajime Maeda served as a member of the Compensation Committee of the Company from January 9, 1995 through December 31, 1995. Messrs. Miyamoto and Maeda also served concurrently as members of the Compensation Committees of the Parent, International and Holdings. Richard J. Almeida served on the Compensation Committee of the Company from November 13, 1995 through December 31, 1995. Michael S. Blum served on the Compensation Committee of the Company from January 1, 1995 until his death on October 29, 1995.

  Until his death, Mr. Blum also served as Chairman and Chief Executive Officer of the Company and its subsidiaries, International and Holdings. In addition, Mr. Blum served as the Chairman of the Board, Chief Executive Officer and President of the Parent and as a member of the Compensation Committees of the Parent, International, and Holdings. Mr. Almeida succeeded Mr. Blum as Chairman and Chief Executive Officer and a member of the Compensation Committees of the named companies as of November 13, 1995. Messrs. Miyamoto and Maeda each also served as executive officers of the Parent during their tenure as members of the Compensation Committees.

  As identified below, several directors of the Company also served as executive officers of one or more of the other companies for whom Mr. Blum, and subsequently Mr. Almeida, served as a member of the Compensation Committee of the Board of Directors: Mr. Lockhart, Parent, International and Holdings; and Mr. Vernick, International and Holdings.

  No other relationships exist between the members of the Compensation Committee of the Company, the Parent, International or Holdings and the directors and executive officers of those companies.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

VOTING SECURITIES

  The following table sets forth the ownership of all of the outstanding common stock of the Company, as of February 1, 1996:

   NAME AND ADDRESS                                AMOUNT AND NATURE    PERCENT
   OF BENEFICIAL OWNER                          OF BENEFICIAL OWNERSHIP OF CLASS
   -------------------                          ----------------------- --------
   Heller International Corporation (Parent)...       100 Shares          100%
   500 West Monroe Street
   Chicago, Illinois 60661

EQUITY SECURITIES

  All of the outstanding common stock of the Parent is owned by Fuji Bank. As of December 31, 1995, certain directors and executive officers of the Company owned beneficially certain amounts of Fuji Bank's common stock, all as indicated below.

                                                                     AMOUNT OF
    NAME AND                                                        BENEFICIAL
    BENEFICIAL OWNER                                                 OWNERSHIP
    ----------------                                               -------------
   Richard J. Almeida.............................................       0
   Hajime Maeda................................................... 21,716 Shares
   Mitchell F. Vernick............................................       0
   Hidehiko Ide...................................................  3,210 Shares
   Minoru Itosaka.................................................  2,848 Shares
   Mark Kessel....................................................       0
   Tomonori Kobayashi.............................................  1,000 Shares
   Michael J. Litwin..............................................       0
   Dennis P. Lockhart.............................................       0
   Lauralee E. Martin.............................................       0
   Kenji Miyamoto.................................................  2,192 Shares
   Osamu Ogura....................................................       0
   Masahiro Sawada................................................  2,205 Shares
   Atsushi Takano................................................. 12,714 Shares
   Kenji Watanabe.................................................  5,410 Shares
                                                                   -------------
       Total Shares............................................... 51,295 Shares
                                                                   =============

  In addition, Messrs. Ide, Itosaka, Kobayashi, Miyamoto, Ogura, Sawada, and Watanabe participate in a Fuji Bank employee stock purchase plan and, as of December 31, 1995, beneficially held, in aggregate, approximately 24,000 shares.

  The aggregate number of shares of Fuji Bank common stock that are beneficially owned by the Company's directors and officers, considered as a group, including those shares held in the Fuji Bank employee stock purchase plan, does not exceed 1% of the outstanding shares of such stock.

  The following table sets forth the ownership by all directors, nominees and executive officers, of all outstanding equity securities of the Company, and its subsidiaries, as of February 1, 1996:

                                                            AMOUNT OF
                                         NAME OF            BENEFICIAL  PERCENT
         TITLE OF CLASS             BENEFICIAL OWNER        OWNERSHIP   OF CLASS
         --------------             ----------------       ------------ --------
   HELLER FINANCIAL, INC.
     Cumulative Convertible
      Preferred Stock, Series  Heller International
      D......................   Corporation (Parent)       1,000 Shares   100%
     8 1/8% Cumulative
      Perpetual Senior
      Preferred Stock, Series
      A......................  Richard J. Almeida               0          0
                               Hajime Maeda                     0          0
                               Mitchell F. Vernick              0          0
                               Hidehiko Ide                     0          0
                               Minoru Itosaka                   0          0
                               Mark Kessel                      0          0
                               Tomonori Kobayashi               0          0
                               Michael J. Litwin                0          0
                               Dennis P. Lockhart               0          0
                               Lauralee E. Martin               0          0
                               Kenji Miyamoto                   0          0
                               Osamu Ogura                      0          0
                               Masahiro Sawada                  0          0
                               Atsushi Takano                   0          0
                               Kenji Watanabe                   0          0
                               All Directors and Executive
                                Officers as a Group             0          0

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

KEEP WELL AGREEMENT WITH FUJI BANK

  The Company entered into a Keep Well Agreement (the "Agreement") with Fuji Bank on April 23, 1983 in order to assist the Company in maintaining its credit rating. The Agreement was amended and supplemented on January 26, 1984, in connection with the consummation of the purchase of the Company by Fuji Bank and has been amended since that date from time to time. Most recently, on May 3, 1995, the Company and Fuji Bank agreed to extend the term of the Keep Well Agreement for an additional two years from December 31, 2000 to December 31, 2002.

  The Agreement provides that Fuji Bank will maintain the Company's net worth in an amount equal to $500 million. Accordingly, if the Company should determine, at the close of any month, that its net worth is less than $500 million, then Fuji Bank will purchase, or cause one of its subsidiaries to purchase, shares of the Company's NW Preferred Stock, Class B (No Par Value) ("NW Preferred Stock") in an amount necessary to increase the Company's net worth to $500 million. If and when issued, dividends will be paid quarterly on the NW Preferred Stock at a rate per annum equal to 1% over the three-month London Inter-bank Offered Rate. Such dividends will not be paid during a default in the payment of principal or interest on any of the outstanding indebtedness for money borrowed by the Company. Subject to certain conditions, the NW Preferred Stock will be redeemable at the option of the holder within a specified period of time after the end of a calendar quarter, in an aggregate amount not greater than the excess of the net worth of the Company as of the end of such calendar quarter over $500 million.

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

  No Liquidity Advances or purchases of NW Preferred Stock have been made by Fuji Bank under the Agreement; other infusions of capital in the Company have been made by Parent.

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

  Neither Fuji Bank nor the Company may terminate the Agreement for any reason prior to December 31, 2002. After December 31, 2002 either Fuji Bank or the Company may terminate the Agreement upon 30 business days prior written notice. So long as the Perpetual Preferred Stock is outstanding and held by third parties other than Fuji Bank, the Agreement may not be terminated by either party unless the Company has received written certifications from Moody's Investors Services, Inc. and Standard & Poor's Corporation that upon termination the Perpetual Preferred Stock will be rated by them no lower than a3 and A-, respectively. For these purposes the Perpetual Preferred Stock will no longer be deemed outstanding at such time as an effective notice of redemption of all of the Perpetual Preferred Stock shall have been given by the Company and funds sufficient to effectuate such redemption shall have been deposited with the party designated for such purpose in the notice. In addition, any termination of the Keep Well Agreement by the Company must be consented to by Fuji Bank. Any such termination will not relieve the Company of its obligations in respect of any NW Preferred Stock outstanding on the date of termination or the dividends thereon, any amounts owed in respect of Liquidity Advances on the date of termination or the unpaid principal or interest on those Liquidity Advances or Fuji Bank's fee relating to the Liquidity Commitment. Any such termination will not adversely affect the Company's commercial paper obligations outstanding on the date of termination. The Agreement can be modified or amended by a written agreement of Fuji Bank and the Company. However, no such modification or amendment may change the prohibition against termination before December 31, 2002 or adversely affect the Company's then-outstanding commercial paper obligations.

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

CERTAIN TRANSACTIONS WITH FUJI BANK AND WITH THE PARENT AND ITS SUBSIDIARIES

  Several financial, administrative or other service arrangements exist between the Company and Fuji Bank, the Parent or related affiliates. In management's opinion, the terms of these arrangements are similar to those the

Company would have been able to obtain in like agreements with unaffiliated entities in an arms-length transaction.

  Services Provided by Fuji Bank and the Parent for the Company. Certain employees of Fuji Bank and the Parent perform managerial, administrative and other related functions for the Company. The Company compensates Fuji Bank and the Parent for the use of such individuals' services at a rate which reflects current costs to Fuji Bank and the Parent. The amounts paid to Fuji Bank and the Parent for these services in 1995 were $2 million and $53 million, respectively. Additionally, certain subsidiaries of Fuji Bank periodically serve as managers for various offerings of the Company's debt securities and the Fuji Bank and Trust Company may act as registrar and paying agent for certain debt issuances by the Company.

  Services Provided by the Company for Affiliates. The Company performs services for its affiliates and charges them for the cost of the work performed. The Company may also guarantee the obligations of its clients or the clients of certain joint ventures under letters of credit issued by financial institutions, some of which are affiliates of the Company. Additionally, the Company guarantees payment under a deferred compensation arrangement between the Parent and certain of its employees. The Company has agreements with the Parent and certain other subsidiaries of the Parent which provide for the Company to receive an annual negotiated fee for servicing assets which have been sold by the Company to the Parent and these affiliates. The Company continues to service these assets and all other direct costs and expenses, including any additional advances made after the date of the agreement, are borne by the subsidiaries of the Parent. The amount of fees for servicing these assets in 1995 was approximately $1 million.

  Heller Capital Markets Group, Inc. ("CMG"), a wholly-owned subsidiary of the Company, acts as placement agent for the sale of commercial paper issued by the Parent. CMG receives compensation, based upon the face amount of the commercial paper notes sold. For the year ending December 31, 1995, the Parent paid $.2 million to CMG as compensation pursuant to this arrangement.

  Intercompany Receivables, Payables, Transactions and Financial Instruments. At December 31, 1995, the net amount due from affiliates was $25 million. The amounts are comprised principally of interest bearing demand notes representing amounts due to the Company arising from the interest rate swap agreement with the Parent, advances, administrative fees and costs charged to other subsidiaries of the Parent. The notes bear interest at rates which approximate the average rates on the Company's commercial paper obligations or short-term bank borrowing rates outstanding during the period.

  In the ordinary course of its business, the Company participates in joint financings with certain affiliates. During 1995, the Company sold to Fuji Bank its $25 million interest in a joint financing with Fuji Bank.

  Fuji Bank and one of its subsidiaries provided uncommitted lines of credit to consolidated international subsidiaries totaling approximately $14 million at December 31, 1995. Borrowings under these facilities totaled $10 million at December 31, 1995. In addition, Fuji Bank provides uncommitted lines of credit to certain international joint ventures.

  The Company is a party to a $200 million interest rate swap agreement with the Parent, which expires December 15, 2000, and was a party with the Parent for a $250 million interest rate swap agreement which expired on July 31, 1995. The purpose of these agreements is to manage the Company's exposure to interest rate fluctuations. Under these agreements, the Company pays interest to the Parent at a variable rate based on the commercial paper rate published by the Board of Governors of the Federal Reserve System and the Parent pays interest to the Company at fixed rates of 5.57% and 5.0%, respectively. These agreements had the effect of increasing the Company's interest expense by $3 million in 1995.

  During 1995, the Company terminated two cross-currency basis swap agreements with a subsidiary of Fuji Bank. Net amounts received from Fuji Bank under these agreements during 1995 were approximately $1 million.

  On February 15, 1985, the Company issued to the Parent 1,000 shares of previously subscribed Cumulative Convertible Preferred Stock, Series D (No Par Value) ("Convertible Preferred Stock"), which has a dividend yield established quarterly at the rate of 1/2% under the announced prime commercial lending rate of Morgan Guaranty Trust Company of New York, cumulative from March 30, 1984 and payable quarterly commencing on March 31, 1989. During 1995, the Company declared and paid $2 million of dividends on the Convertible Preferred Stock. The Convertible Preferred Stock is convertible into Common Stock of the Company at the conversion price of one share of Common Stock for each 200 shares of Convertible Preferred Stock. Subject to certain conditions, the Convertible Preferred Stock is redeemable, in whole or in part, at any time at the option of the Company at a redemption price equal to the price paid for such stock plus accumulated dividends. Upon voluntary or involuntary liquidation, the holder of the Convertible Preferred Stock is entitled to be paid an amount equal to the price paid for each share plus accumulated dividends.

CERTAIN OTHER RELATIONSHIPS

  Mr. Kessel, a director of the Company and Parent, is a partner of the law firm of Shearman & Sterling, which from time to time acts as counsel in certain matters for Fuji Bank, the Company and the Parent.

  On March 30, 1994, the Company entered into a receivables purchase agreement with Freedom Asset Funding Corporation ("Freedom"). Under this agreement, which expires March 24, 1999, the Company may sell to Freedom with limited recourse an undivided interest of up to $500 million in a designated pool of its factored accounts receivable. As of December 31, 1995, the Company had sold a $6 million interest to Freedom for cash. Freedom has entered into a revolving liquidity facility and an operating agreement with Fuji Bank and one of its affiliates. The amount of liquidity provided by Fuji Bank under this facility is $100 million at December 31, 1995.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) Documents Filed as Part of This Report:

    1. Financial Statements:

      Heller Financial, Inc. and Subsidiaries--

      Report of Independent Public Accountants--Arthur Andersen LLP

      Consolidated Balance Sheets--December 31, 1995 and 1994

      Consolidated Statements of Income for the Years Ended December 31, 1995, 1994 and 1993

      Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993

      Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1995, 1994 and 1993

      Notes to Consolidated Financial Statements

    2. Financial Statement Schedules:

      Schedules are omitted because they are not applicable or because the required information appears in the financial statements or the notes thereto.

    3. Exhibits:


     (3)(a)    Amended and Restated Certificate of Incorporation of the
               Company as amended on September 2, 1992 [Incorporated by reference to Exhibits 4(a) and 4(b) to the Company's Reg-istration Statement on Form S-3 filed September 4, 1992
               (File No. 33-51692)]
     (3)(b) By-laws of the Company, as amended on June 2, 1992 [Incor-porated by reference to Exhibit 3(b) to the Company's An-nual Report on Form 10-K for the Fiscal Year Ended Decem-ber 31, 1992 (File No. 1-6157)]
     (4)(a) Certificate of Designation, Preferences and Rights of Cu-mulative Perpetual Senior Preferred Stock, Series A, filed
               September 16, 1992 [Incorporated by reference to Exhibit
               4(a) to the Company's Annual Report on Form 10-K for the
               Fiscal Year Ended December 31, 1992 (File No. 1-6157)]
     (4)(b)    Heller Financial, Inc. Standard Multiple-Series Indenture
               Provisions dated February 5, 1987 [Incorporated by refer-ence to Exhibit (4)(a) to the Company's Registration
               Statement on Form S-3 dated February 5, 1987 (File No. 33-
               11757)]

     (4)(c) Form of Indenture dated as of February 5, 1987 between the Company and The First National Bank of Chicago, Trustee, with respect to Senior Securities [Incorporated by refer-ence to Exhibit (4)(b) to the Company's Registration
               Statement on Form S-3 dated February 5, 1987 (File No. 33-
               11757)]
     (4)(d) Form of Indenture dated as of February 5, 1987 between the Company and Chemical Bank, Trustee, with respect to Senior
               Securities [Incorporated by reference to Exhibit (4)(c) to the Company's Registration Statement on Form S-3 dated
               February 5, 1987 (File No. 33-11757)]
     (4)(e) First Supplemental Indenture dated as of December 1, 1989 to the Indenture dated as of February 5, 1987 between Chemical Bank, as Trustee and the Company [Incorporated by reference to Exhibit (4)(e) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1994
               (File No. 1-6157)]


     (4)(f) Form of Indenture dated as of September 30, 1991 between the Company and The Bank of New York, Trustee, with re-spect to Senior Securities [Incorporated by reference to Exhibit (4)(h) to the Company's Registration Statement on
               Form S-3 dated September 30, 1991 (File No. 33-43020)]
     (4)(g) Form of Indenture dated as of September 30, 1991 between the Company and Chemical Bank, Trustee, with respect to the Subordinated Securities [Incorporated by reference to Exhibit (4)(h) to the Company's Registration Statement on
               Form S-3 dated September 30, 1991 (File No. 33-43020)]
     (4)(h) Form of Indenture dated as of September 1, 1995 between the Company and Shawmut Bank Connecticut, National Associ-ation, as Trustee, with respect to Senior Securities [In-corporated by reference to Exhibit (4)(b) to the Company's
               Registration Statement on Form S-3 dated September 8, 1995
               (File No. 33-62479)]
     (4)(i) Form of Indenture dated as of September 1, 1995 between the Company and Shawmut Bank Connecticut, National Associ-ation, as Trustee, with respect to Subordinated Securities
               [Incorporated by reference to Exhibit (4)(c) to the Company's Registration Statement on Form S-3 dated Septem-ber 8, 1995 (File No. 33-62479)]
     (4)(j) Form of Indenture dated as of September 1, 1995 between the Company and Shawmut Bank Connecticut, National Associ-ation, as Trustee, with respect to Junior Subordinated Se-curities [Incorporated by reference to Exhibit (4)(d) to the Company's Registration Statement on Form S-3 dated
               September 8, 1995 (File No. 33-62479)]
     (4)(k) First Supplemental Indenture with respect to Senior Secu-rities between Heller Financial, Inc. and Shawmut Bank
               Connecticut, National Association ("Shawmut") dated Sep-tember 29, 1995 [Incorporated by reference to Exhibit
               (4)(a) to the Company's Current Report on Form 8-K dated
               October 3, 1995 (File No. 1-6157)]
     (4)(l) First Supplemental Indenture with respect to Junior Subor-dinated Securities between Heller Financial, Inc. and
               Shawmut Bank Connecticut, National Association dated Sep-tember 29, 1995 [Incorporated by reference to Exhibit
               (4)(b) to the Company's Current Report on Form 8-K dated
               October 3, 1995 (File No. 1-6157)]
     (4)(m) First Supplemental Indenture dated October 13, 1995 be-tween Heller Financial, Inc. and Shawmut Bank Connecticut,
               National Association with respect to Senior Securities
               [Incorporated by reference to Exhibit 4(b)(i) to the Company's Current Report on Form 8-K filed October 17,
               1995 (File No. 1-6157)]
     (4)(n) First Supplemental Indenture dated October 13, 1995 be-tween Heller Financial, Inc. and Shawmut Bank Connecticut,
               National Association with respect to Subordinated Securi-ties [Incorporated by reference to Exhibit 4(c)(i) to the Company's Current Report on Form 8-K filed October 17,
               1995 (File No. 1-6157)]
     (4)(o) First Supplemental Indenture dated October 13, 1995 be-tween Heller Financial, Inc. and Shawmut Bank Connecticut,
               National Association with respect to Junior Subordinated
               Securities [Incorporated by reference to Exhibit 4(d)(i) to the Company's Current Report on Form 8-K filed October
               17, 1995 (File No. 1-6157)]
     (10)(a) Amended and Restated Keep Well Agreement between Fuji Bank and the Company dated as of August 28, 1992 (including, as Appendix A, the Keep Well Agreement dated as of April 23,
               1983 between Fuji Bank and the Company) [Incorporated by reference to Exhibit 28(a) to the Company's Registration
               Statement on Form S-3 filed September 4, 1992 (File No.
               33-51692)]


     (10)(b) First Amendment to Amended and Restated Keep Well Agree-ment between Fuji Bank and the Company dated as of May 3, 1995 [Incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1995 (File No. 1-6157)]
     (10)(c)   Nonrecourse Participation Agreement dated September 30,
               1985 between the Company and Heller Interstate, Inc. [In-corporated by reference to Exhibit 10(b) to the Company's
               Annual Report on Form 10-K for the Fiscal Year Ended De-cember 31, 1992 (File No. 1-6157)]
     (10)(d) Service Agreement dated January 1, 1985 between the Parent and Fuji Bank [Incorporated by reference to Exhibit
               (10)(e) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1992 (File No. 1-6157)]
     (10)(e)   Supplemental Retirement Benefit Plan, effective October
               28, 1987 [Incorporated by reference to Exhibit (10)(h) to the Company's Annual Report on Form 10-K for the Fiscal
               Year Ended December 31, 1992 (File No. 1-6157)]
     (10)(f)   Management Agreement dated as of January 1, 1991 between
               Heller International Corporation and Heller Financial,
               Inc. [Incorporated by reference to Exhibit (10)(m) to the Company's Quarterly Report on Form 10-Q for the period ending March 31, 1991 (File No. 1-6157)]
     (10)(g)   Agreement for the Allocation of Federal, State and Foreign
               Tax Liability and Benefits Among the Members of the Heller
               International Corporation Affiliated Group, effective as of January 1, 1993 [Incorporated by reference to Exhibit
               (10)(j) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1993 (File No. 1-6157)]
     (10)(h)   Heller Financial Inc., Capital Markets Group/Merchant
               Banking Division Equity Investment Compensation Plan ef-fective August 1, 1988 and letter amendment dated April
               18, 1989 [Incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the Fiscal
               Year Ended December 31, 1992 (File No. 1-6157)]
     (10)(i) Summary of Special Long Term Incentive Plan [Incorporated by reference to Exhibit (10)(l) to the Company's Annual
               Report on Form 10-K for the Fiscal Year Ended December 31,
               1993 (File No. 1-6157)]
     (10)(j) Long Term Incentive Plan of Heller International Corpora-tion, effective January 1, 1994 [Incorporated by reference to Exhibit 10 (n) to the Company's Annual Report on Form
               10-K for the Fiscal Year Ended December 31, 1994 (File No.
               1-6157)]
     (10)(k)   Executive Deferred Compensation Plan, dated January 1,
               1994 as amended on October 1, 1994 [Incorporated by refer-ence to Exhibit 10(o) to the Company's Annual Report on Form 10K for the Fiscal Year Ended December 31, 1994 (File
               No.1 1-6157)]
     (10)(l) Cross Guaranty for the Deferred Compensation Plan [Incor-porated by reference to Exhibit 10(p) to the Company's An-nual Report on Form 10K for the Fiscal Year Ended December
               31, 1994 (File No. 1-6157)]
     *(10)(m)  Management Incentive Plan (the Parent) (Effective January
               1, 1987, Revised January 1, 1989)
     *(10)(n)  Second Amendment to the Executive Deferred Compensation
               Plan, dated December 29, 1995


     *(10)(o)  Employment Letter Agreement, dated February 1, 1996 be-
               tween the Parent and Richard J. Almeida
     *(12)     Computation of Ratio of Earnings to Combined Fixed Charges
               and Preferred Stock Dividends
     *(21)     Subsidiaries of the Registrant
     *(23)     Consent of independent public accountants
     *(24)     Powers of Attorney
     *(27)     Financial Data Schedule

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

  (b) Current Reports on Form 8-K:

      During the fourth quarter of 1995, the Company filed Current Reports on Form 8-K dated October 17, 1995, October 24, 1995, October 30, 1995 and November 14, 1995.

      On January 29, 1996, the Company filed with the U.S. Securities and Exchange Commission a Current Report on Form 8-K, dated January 26, 1996, to announce the Company's earnings for the year ended December 31, 1995.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Heller Financial, Inc.

                                                       R. J. Almeida
                                          By: _________________________________
                                                    Richard J. Almeida
                                               (Chairman and Chief Executive
                                                         Officer)

                                                      February 14, 1996
                                          Dated: ______________________________

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

            R. J. Almeida                                    *
By: _________________________________     By: _________________________________
         Richard J. Almeida                          Michael J. Litwin
  (Director and Principal Financial                     (Director)
              Officer)


                                                             *
                  *                       By: _________________________________
By: _________________________________               Dennis P. Lockhart
            Hajime Maeda                                (Director)
              (Director)


                                                             *
                  *                       By: _________________________________
By: _________________________________               Lauralee E. Martin
         Mitchell F. Vernick                            (Director)
             (Director)


                                                             *
          Lawrence G. Hund                By: _________________________________
By: _________________________________                 Kenji Miyamoto
          Lawrence G. Hund                              (Director)
Senior Vice President, Controller and(
      Chief Accounting Officer)


                  *                                          *
By: _________________________________     By: _________________________________
            Hidehiko Ide                                Osamu Ogura
             (Director)                                 (Director)


                  *                                          *
By: _________________________________     By: _________________________________
           Minoru Itosaka                             Masahiro Sawada
             (Director)                                 (Director)


                  *                                          *
By: _________________________________     By: _________________________________
             Mark Kessel                              Atsushi Takano
             (Director)                                 (Director)


                  *                                          *
By: _________________________________     By: _________________________________
         Tomonori Kobayashi                           Kenji Watanabe
             (Director)                                 (Director)


                                                       D. H. Snider
                                          *By: ________________________________
                                                      Debra H. Snider
                                                     Attorney-in-Fact
Dated: February 14, 1996

                               INDEX TO EXHIBITS

  EXHIBIT                                                           SEQUENTIAL
  NUMBER                         DESCRIPTION                        PAGE NUMBER
  -------                        -----------                        -----------
  (3)(a)   Amended and Restated Certificate of Incorporation of
            the Company as amended on September 2, 1992
            [Incorporated by reference to Exhibits 4(a) and 4(b)
            to the Company's Registration Statement on Form S-3
            filed September 4, 1992 (File No. 33-51692)]
  (3)(b)   By-laws of the Company, as amended on June 2, 1992
            [Incorporated by reference to Exhibit 3(b) to the
            Company's Annual Report on Form 10-K for the Fiscal
            Year Ended December 31, 1992 (File No. 1-6157)]
  (4)(a)   Certificate of Designation, Preferences and Rights of
            Cumulative Perpetual Senior Preferred Stock, Series
            A, filed September 16, 1992 [Incorporated by
            reference to Exhibit 4(a) to the Company's Annual
            Report on Form 10-K for the Fiscal Year Ended
            December 31, 1992 (File No. 1-6157)]
  (4)(b)   Heller Financial, Inc. Standard Multiple-Series
            Indenture Provisions dated February 5, 1987
            [Incorporated by reference to Exhibit (4)(a) to the
            Company's Registration Statement on Form S-3 dated
            February 5, 1987 (File No. 33-11757)]
  (4)(c)   Form of Indenture dated as of February 5, 1987 between
            the Company and The First National Bank of Chicago,
            Trustee, with respect to Senior Securities
            [Incorporated by reference to Exhibit (4)(b) to the
            Company's Registration Statement on Form S-3 dated
            February 5, 1987 (File No. 33-11757)]
  (4)(d)   Form of Indenture dated as of February 5, 1987 between
            the Company and Chemical Bank, Trustee, with respect
            to Senior Securities [Incorporated by reference to
            Exhibit (4)(c) to the Company's Registration
            Statement on Form S-3 dated February 5, 1987 (File
            No. 33-11757)]
  (4)(e)   First Supplemental Indenture dated as of December 1,
            1989 to the Indenture dated as of February 5, 1987
            between Chemical Bank, as Trustee and the Company
            [Incorporated by reference to Exhibit (4)(e) to the
            Company's Annual Report on Form 10-K for the Fiscal
            Year Ended December 31, 1994 (File No. 1-6157)]
  (4)(f)   Form of Indenture dated as of September 30, 1991
            between the Company and The Bank of New York,
            Trustee, with respect to Senior Securities
            [Incorporated by reference to Exhibit (4)(h) to the
            Company's Registration Statement on Form S-3 dated
            September 30, 1991 (File No. 33-43020)]
  (4)(g)   Form of Indenture dated as of September 30, 1991
            between the Company and Chemical Bank, Trustee, with
            respect to the Subordinated Securities [Incorporated
            by reference to Exhibit (4)(h) to the Company's
            Registration Statement on Form S-3 dated September
            30, 1991 (File No. 33-43020)]
  (4)(h)   Form of Indenture dated as of September 1, 1995
            between the Company and Shawmut Bank Connecticut,
            National Association, as Trustee, with respect to
            Senior Securities [Incorporated by reference to
            Exhibit (4)(b) to the Company's Registration
            Statement on Form S-3 dated September 8, 1995 (File
            No. 33-62479)]
  (4)(i)   Form of Indenture dated as of September 1, 1995
            between the Company and Shawmut Bank Connecticut,
            National Association, as Trustee, with respect to
            Subordinated Securities [Incorporated by reference to
            Exhibit (4)(c) to the Company's Registration
            Statement on Form S-3 dated September 8, 1995 (File
            No. 33-62479)]
  (4)(j)   Form of Indenture dated as of September 1, 1995
            between the Company and Shawmut Bank Connecticut,
            National Association, as Trustee, with respect to
            Junior Subordinated Securities [Incorporated by
            reference to Exhibit (4)(d) to the Company's
            Registration Statement on Form S-3 dated September 8,
            1995 (File No. 33-62479)]

  EXHIBIT                                                           SEQUENTIAL
  NUMBER                         DESCRIPTION                        PAGE NUMBER
  -------                        -----------                        -----------
  (4)(k)   First Supplemental Indenture with respect to Senior
            Securities between Heller Financial, Inc. and Shawmut
            Bank Connecticut, National Association ("Shawmut")
            dated September 29, 1995 [Incorporated by reference
            to Exhibit (4)(a) to the Company's Current Report on
            Form 8-K dated October 3, 1995 (File No. 1-6157)]
  (4)(l)   First Supplemental Indenture with respect to Junior
            Subordinated Securities between Heller Financial,
            Inc. and Shawmut Bank Connecticut, National
            Association dated September 29, 1995 [Incorporated by
            reference to Exhibit (4)(b) to the Company's Current
            Report on Form 8-K dated October 3, 1995 (File No. 1-
            6157)]
  (4)(m)   First Supplemental Indenture dated October 13, 1995
            between Heller Financial, Inc. and Shawmut Bank
            Connecticut, National Association with respect to
            Senior Securities [Incorporated by reference to
            Exhibit 4(b)(i) to the Company's Current Report on
            Form 8-K filed October 17, 1995 (File No. 1-6157)]
  (4)(n)   First Supplemental Indenture dated October 13, 1995
            between Heller Financial, Inc. and Shawmut Bank
            Connecticut, National Association with respect to
            Subordinated Securities [Incorporated by reference to
            Exhibit 4(c)(i) to the Company's Current Report on
            Form 8-K filed October 17, 1995 (File No. 1-6157)]
  (4)(o)   First Supplemental Indenture dated October 13, 1995
            between Heller Financial, Inc. and Shawmut Bank
            Connecticut, National Association with respect to
            Junior Subordinated Securities [Incorporated by
            reference to Exhibit 4(d)(i) to the Company's Current
            Report on Form 8-K filed October 17, 1995 (File No.
            1-6157)]
 (10)(a)   Amended and Restated Keep Well Agreement between Fuji
            Bank and the Company dated as of August 28, 1992
            (including, as Appendix A, the Keep Well Agreement
            dated as of April 23, 1983 between Fuji Bank and the
            Company) [Incorporated by reference to Exhibit 28(a)
            to the Company's Registration Statement on Form S-3
            filed September 4, 1992 (File No. 33-51692)]
 (10)(b)   First Amendment to Amended and Restated Keep Well
            Agreement between Fuji Bank and the Company dated as
            of May 3, 1995 [Incorporated by reference to Exhibit
            10 to the Company's Quarterly Report on Form 10-Q for
            the period ended March 31, 1995 (File No. 1-6157)]
 (10)(c)   Nonrecourse Participation Agreement dated September
            30, 1985 between the Company and Heller Interstate,
            Inc. [Incorporated by reference to Exhibit 10(b) to
            the Company's Annual Report on Form 10-K for the
            Fiscal Year Ended December 31, 1992 (File No. 1-
            6157)]
 (10)(d)   Service Agreement dated January 1, 1985 between the
            Parent and Fuji Bank [Incorporated by reference to
            Exhibit (10)(e) to the Company's Annual Report on
            Form 10-K for the Fiscal Year Ended December 31, 1992
            (File No. 1-6157)]
 (10)(e)   Supplemental Retirement Benefit Plan, effective
            October 28, 1987 [Incorporated by reference to
            Exhibit (10)(h) to the Company's Annual Report on
            Form 10-K for the Fiscal Year Ended December 31, 1992
            (File No. 1-6157)]
 (10)(f)   Management Agreement dated as of January 1, 1991
            between Heller International Corporation and Heller
            Financial, Inc. [Incorporated by reference to Exhibit
            (10)(m) to the Company's Quarterly Report on Form 10-
            Q for the period ending March 31, 1991 (File No. 1-
            6157)]
 (10)(g)   Agreement for the Allocation of Federal, State and
            Foreign Tax Liability and Benefits Among the Members
            of the Heller International Corporation Affiliated
            Group, effective as of January 1, 1993 [Incorporated
            by reference to Exhibit (10)(j) to the Company's
            Annual Report on Form 10-K for the Fiscal Year Ended
            December 31, 1993 (File No. 1-6157)]

  EXHIBIT                                                           SEQUENTIAL
  NUMBER                         DESCRIPTION                        PAGE NUMBER
  -------                        -----------                        -----------
 (10)(h)   Heller Financial Inc., Capital Markets Group/Merchant
            Banking Division Equity Investment Compensation Plan
            effective August 1, 1988 and letter amendment dated
            April 18, 1989 [Incorporated by reference to Exhibit
            10(k) to the Company's Annual Report on Form 10-K for
            the Fiscal Year Ended December 31, 1992 (File No. 1-
            6157)]
 (10)(i)   Summary of Special Long Term Incentive Plan
            [Incorporated by reference to Exhibit (10)(l) to the
            Company's Annual Report on Form 10-K for the Fiscal
            Year Ended December 31, 1993 (File No. 1-6157)]
 (10)(j)   Long Term Incentive Plan of Heller International
            Corporation, effective January 1, 1994 [Incorporated
            by reference to Exhibit 10(n) to the Company's Annual
            Report on Form 10-K for the Fiscal Year Ended
            December 31, 1994 (File No. 1-6157)]
 (10)(k)   Executive Deferred Compensation Plan, dated January 1,
            1994 as amended on October 1, 1994 [Incorporated by
            reference to Exhibit 10(o) to the Company's Annual
            Report on Form 10K for the Fiscal Year Ended December
            31, 1994 (File No.1 1-6157)]
 (10)(l)   Cross Guaranty for the Deferred Compensation Plan
            [Incorporated by reference to Exhibit 10(p) to the
            Company's Annual Report on Form 10K for the Fiscal
            Year Ended December 31, 1994 (File No. 1-6157)]
 *(10)(m)  Management Incentive Plan (the Parent) (Effective
            January 1, 1987, Revised January 1, 1989)
 *(10)(n)  Second Amendment to the Executive Deferred
            Compensation Plan, dated December 29, 1995
 *(10)(o)  Employment Letter Agreement, dated February 1, 1996 between the Parent and Richard J. Almeida
 *(12)     Computation of Ratio of Earnings to Combined Fixed
            Charges and Preferred Stock Dividends
 *(21)     Subsidiaries of the Registrant
 *(23)     Consent of independent public accountants
 *(24)     Powers of Attorney
 *(27)     Financial Data Schedule

--------
*Filed herewith.