Form 10-Q
period 1996-03-31
HELLER FINANCIAL INC
filed 1996-05-01
CIK 46738

===============================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 1996 PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 1-6157


                            HELLER FINANCIAL, INC.
                            ----------------------
            (Exact name of registrant as specified in its charter)



                 Delaware                             36-1208070
- ----------------------------------------     ------------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

500 W. Monroe Street, Chicago, Illinois                 60661
- ----------------------------------------     ------------------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                          ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     100 shares of Common Stock, $.25 par value, outstanding at May 1, 1996.

===============================================================================

                         PART I. FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                (in millions, except for information on shares)

                       ASSETS                                        March 31,     December 31,
                                                                       1996            1995
                                                                    -----------    ------------
                                                                    (unaudited)
Cash and cash equivalents........................................      $  159         $  599
Receivables (Note 2)
 Commercial loans
  Term loans.....................................................       2,681          2,743
  Revolving loans................................................       1,626          1,425
Real estate loans................................................       1,630          1,677
Equipment loans and leases.......................................       1,241          1,241
Factored accounts receivable.....................................         996            816
Indirect consumer loans..........................................          95            183
                                                                       ------         ------
     Total receivables...........................................       8,269          8,085
Less: Allowance for losses of receivables (Note 2)...............         230            229
                                                                       ------         ------
     Net receivables.............................................       8,039          7,856
Investments......................................................         739            693
Investments in international joint ventures......................         240            233
Other assets.....................................................         261            257
                                                                       ------         ------
     Total assets................................................      $9,438         $9,638
                                                                       ======         ======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Senior debt
 Commercial paper and short-term borrowings......................      $2,136         $2,223
 Notes and debentures (Note 3)...................................       4,992          5,145
                                                                       ------         ------
     Total debt..................................................       7,128          7,368
Credit balances of factoring clients.............................         591            497
Other payables and accruals......................................         263            343
                                                                       ------         ------
     Total liabilities...........................................       7,982          8,208
Minority interest in equity of Heller International Group, Inc...          48             46
Stockholders' equity
  Cumulative Perpetual Senior Preferred Stock, Series A
   ($.01 Par Value; stated value, $25; 8.125%;
   5,000,000 shares authorized and outstanding)..................         125            125
  Cumulative Convertible Preferred Stock, Series D
   (No Par Value; 1/2% under prime; 1,000 shares
   authorized and outstanding)...................................          25             25
  Common Stock ($.25 Par Value; 1,000 shares authorized;
   100 shares outstanding) and additional paid-in capital........         663            663
  Retained earnings..............................................         595            571
                                                                       ------         ------
     Total stockholders' equity..................................       1,408          1,384
                                                                       ------         ------
     Total liabilities and stockholders' equity..................      $9,438         $9,638
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

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (in millions)

                                                                     For the Three Months
                                                                        Ended March 31,
                                                                     --------------------
                                                                       1996      1995
                                                                      -----      -----
                                                                         (unaudited)
Interest income.................................................      $ 202      $ 206
Interest expense................................................        112        112
                                                                      -----      -----
  Net interest income...........................................         90         94
Fees and other income...........................................         32         44
Income of international joint ventures..........................          9          8
                                                                      -----      -----
  Operating revenues............................................        131        146
Operating expenses..............................................         59         50
Provision for losses............................................         24         50
                                                                       ----      -----
  Income before income taxes and minority interest..............         48         46
Income tax provision............................................         12         15
Minority interest in income of Heller International Group, Inc..          2          1
                                                                      -----      -----
  Net income....................................................      $  34      $  30
                                                                      =====      =====

                      CONSOLIDATED CONDENSED STATEMENTS OF
                          CHANGES IN RETAINED EARNINGS
                                 (in millions)

                                                                                   For the Three Months
                                                                                      Ended March 31,
                                                                                      ---------------
                                                                                      1996      1995
                                                                                      ----      ----
                                                                                        (unaudited)
  Retained earnings at December 31, 1995 and 1994...............................     $ 571     $ 517
     Net income.................................................................        34        30
     Common stock dividends.....................................................       (12)      (10)
     Preferred stock dividends..................................................        (3)       (3)
     Net changes in unrealized holding gains or losses on securities available
      for sale, net of tax......................................................         6         5
     Deferred translation adjustment, net of tax................................        (1)        5
                                                                                     -----     -----
  Retained earnings at March 31, 1996 and 1995..................................     $ 595     $ 544
                                                                                     =====     =====

  The retained earnings balance includes unrealized net gains on securities available for sale of $1 and $10, net of tax, at March 31, 1996 and 1995, respectively. Retained earnings also includes deferred foreign currency translation adjustments of $(15) and $(12), net of tax, at March 31, 1996 and 1995, respectively.

     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in millions)

                                                                         For the Three Months Ended
                                                                                  March 31,
                                                                         --------------------------
                                                                               1996     1995
                                                                              ------   ------
                                                                                (Unaudited)
OPERATING ACTIVITIES
 Net income...............................................................    $   34  $   30
 Adjustments to reconcile net income to net
 cash provided by operating activities:
  Provision for losses....................................................        24      50
  Losses from equity investments..........................................         9      --
  Decrease in net deferred tax asset......................................         1      --
  Decrease in accounts payable and accrued liabilities....................       (41)    (10)
  Undistributed income of international joint ventures....................        (9)     (8)
  Decrease in interest payable............................................        (7)     (2)
  Other...................................................................         2       9
                                                                               -----   -----
   Net cash provided by operating activities..............................        13      69

INVESTING ACTIVITIES
 Longer-term loans funded.................................................      (726)   (720)
 Collections of principal.................................................       722     491
 Sales of longer-term loans...............................................       171     148
 Net increase in short-term loans and
  advances to factoring clients...........................................      (356)   (386)
 Investment in equity interests, equipment on lease,
  and other investments...................................................       (56)    (39)
 Sales of investments and equipment on lease..............................        32       7
 Other....................................................................       (20)    (25)
                                                                              ------  ------
   Net cash used for investing activities.................................      (233)   (524)

FINANCING ACTIVITIES
 Senior note issues.......................................................        32     228
 Retirement of notes and debentures.......................................      (183)    (70)
 (Decrease) increase in commercial paper and other short-term borrowings..       (87)    250
 Net decrease in advances to affiliates...................................        33      22
 Dividends paid on common and preferred stock.............................       (15)    (13)
                                                                              ------  ------
   Net cash provided by (used for) financing activities...................      (220)    417
                                                                              ------  ------
Decrease in cash and cash equivalents.....................................      (440)    (38)
Cash and cash equivalents at the beginning of the period..................       599      99
                                                                              ------  ------
Cash and cash equivalents at the end of the period........................    $  159  $   61
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

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)

(1)  Basis of Presentation

     These consolidated condensed financial statements should be read in conjunction with the financial statements and notes included in the annual report on Form 10-K of Heller Financial, Inc. (the "Company") for the year ended December 31, 1995. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in these financial statements and were of a normal, recurring nature. Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

(2)  Impaired Receivables and Repossessed Assets

     The Company does not recognize interest and fee income on impaired receivables classified as nonearning and on repossessed assets, which are set forth in the following table:

                                                                  March 31,   December 31,
                                                                    1996         1995
                                                                  ---------   ------------
                                                                      (in millions)
     Impaired receivables......................................     $280          $261
     Repossessed assets........................................       30            28
                                                                    ----          ----
      Total nonearning assets..................................     $310          $289
                                                                    ====          ====
     Ratio of total nonearning assets to total lending assets..     3.7%          3.6%
                                                                    =====         ====

     A valuation allowance for repossessed assets of $2 million is included in other assets on the balance sheet at December 31, 1995.

     The average investment in nonearning impaired receivables was $268 million for the three months ended March 31, 1996.

     Loan Modifications--

     The Company had $14 million of loans that are considered troubled debt restructures at March 31, 1996 and December 31, 1995. The Company also had $7 million of loans at March 31, 1996 that were restructured at a market rate of interest, written down from the original loan balance and returned to earning status. The recorded investment of these receivables is expected to be fully recoverable. Interest income of less than $1 million has been recorded on these receivables under the modified terms. At March 31, 1996, the Company was not committed to lend significant additional funds under the restructured agreements.

     Allowance for Losses--

     The change in the allowance for losses of receivables during the three month period included an additional provision of $20 million and gross writedowns and recoveries of $34 million and $15 million, respectively. Impaired receivables with identified reserve requirements were $216 million at March 31, 1996 and $234 million at December 31, 1995.

                                                                March 31,   December 31,
                                                                  1996          1995
                                                                ---------   ------------
                                                                      (in millions)
     Identified reserve requirement for impaired receivables..    $  56        $  57
     Additional allowance for losses of receivables...........      174          172
                                                                  -----        -----
        Total allowance for losses of receivables.............    $ 230        $ 229
                                                                  =====        =====
     Ratio of allowance for losses of receivables to
        nonearning impaired receivables.......................      82%          88%
                                                                  =====        =====

(3)  Notes and Debentures

     The Company issued and retired the following notes and debentures during the three months ended March 31, 1996 (excluding unamortized premium and discount):

                                                                                      Principal
     Senior Debt - Notes and Debentures                                                Amount
                                                                                    -------------
          Issuances:                                                                (in millions)
            Variable rate medium-term notes due on various dates ranging from
              January 22, 1997 to April 9, 1998...................................      $ 32
                                                                                        ----
                                                                                        $ 32
                                                                                        ====

          Retirements:
            Variable rate medium-term notes due on September 10, 1997.............      $145
            Nikkei equity indexed medium-term notes due on December 20, 1999......        23
            6.45% notes due February 15, 1997.....................................        10
            9.22% medium-term notes due on March 28, 1996.........................         5
                                                                                        ----
                                                                                        $183
                                                                                        ====

     In April 1996, the Company replaced its existing bank credit facilities with a new agreement that provides $2.3 billion of liquidity support at more favorable terms to the Company. The modified terms of the agreement primarily include reduced pricing and an option to increase the aggregate facilities to $3 billion.

4)   Derivative Financial Instruments Used for Risk Management Purposes

     The Company entered into a $10 million interest rate swap during the three months ended March 31, 1996 to more closely match the interest rate and currency characteristics of its debt and assets. This instrument had the effect of converting an equivalent amount of variable rate medium-term notes based on the federal funds rate to a rate based on three month LIBOR.

     The Company invests in and operates commercial finance companies throughout the world. In order to minimize the effect of movements in foreign currency exchange rates on its financial results, the Company periodically enters into forward contracts and purchases options. These financial instruments serve as hedges of its investment in international subsidiaries and joint ventures or effectively hedge the translation of the related foreign currency income. The Company held $240 million of forward contracts and $15 million of purchased options at March 31, 1996.

(5)  Statement of Cash Flows

     Noncash investing activities which occurred during the three month period ended March 31, 1996 include $8 million of receivables which were classified as repossessed assets. For the three month periods ended March 31, 1996 and 1995, the Company paid income taxes to its Parent of $39 million and $13 million, respectively, of which $25 million paid in 1996 was related to 1995 income tax provisions.

(6)  Accounting Developments

     Effective January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment. Whenever events indicate that the carrying amount of an asset may not be recoverable, an impairment loss should be recorded based on the fair value of the asset. The statement also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell.

     The Company had previously recognized impairment on long-lived assets when events indicated that the carrying amount may not be recoverable. Consequently, the adoption of this standard did not have a material impact on the Company's consolidated financial statements.

     Effective January 1, 1996, the Company adopted the provisions of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights." SFAS No. 122 requires that a separate asset be recognized for rights to service mortgage loans for others, however those servicing rights are acquired. The total cost of the mortgage loan should be allocated between the servicing rights and the loans, without the servicing rights, based on their relative fair values. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS                     For the Three Months Ended
                                                   March 31,
                                          ---------------------------
                                                              Percent
                                             1996     1995    Change
                                            -----    -----    -------
                                              (dollars in millions)
Interest income.........................    $ 202    $ 206        (2)%
Interest expense........................      112      112         -
                                            -----    -----
 Net interest income....................       90       94        (4)
Fees and other income...................       32       44       (27)
Income of international joint ventures..        9        8        12
                                            -----    -----
 Operating revenues.....................      131      146       (10)
Operating expenses......................       59       50        18
Provision for losses....................       24       50       (52)
                                            -----    -----
 Income before taxes and minority
  interest..............................       48       46         4
Income tax provision....................       12       15       (20)
Minority interest in income of Heller
 International Group, Inc...............        2        1       100
                                            -----    -----
  Net income............................    $  34    $  30        13%
                                            =====    =====

     Net income for the first quarter of 1996 increased by $4 million or 13% due to lower provisions for losses and income taxes which more than offset reduced fees and other income, a decline in net interest income and continued spending for developing businesses.

     Net interest income declined by $4 million or 4% for the first quarter of 1996. Net interest income declined for the first quarter of 1996 reflecting competitive pricing pressures, and the continued shift of the portfolio to lower risk, lower priced asset based products.

     Fees and other income decreased due to lower net gains on investments versus the prior year. Gross gains totaled $15 million and were partially offset by losses and writedowns of $9 million in 1996. Also, fees and other income for the first quarter of 1995 included a one-time prepayment fee of $6 million on a specialized finance transaction.

     Income of international joint ventures increased modestly for the quarter ended March 31, 1996 due to earnings growth primarily from European joint ventures.

     Operating expenses were higher principally due to continued investment in the developing asset based businesses and increased expenditures for marketing and systems development.

     The provision for losses decreased by $26 million for the three month period ended March 31, 1996 due to the continued strong credit performance of the post-1990 lending assets and a $14 million recovery on one pre-1990 corporate finance account. The post-1990 portfolio demonstrated excellent credit quality requiring only $5 million of writedowns during the quarter.

     The Company's effective tax rate decreased from 33% for the three months ended March 31, 1995 to 25% for the same period in 1996. The Company's effective rate remained below statutory rates due to the utilization of tax benefits and a favorable tax issue resolution. The Company's provision for income taxes for the three months ended March 31, 1995 was lower than the statutory rate due to certain state tax adjustments.

PORTFOLIO COMPOSITION

     In line with the Company's strategy to build a more balanced, lower-risk portfolio and diversify its sources of income, the asset based finance portfolio continued to grow, becoming the largest product category at 37% of the Company's portfolio at March 31, 1996. Total lending assets and investments grew by $239 million or 3% as growth in asset based products was partially offset by continued runoff in the pre-1990 corporate finance and real estate portfolios. Lending assets include receivables and repossessed assets.

                                                   Lending Assets and Investments as of
                                                      March 31,          December 31,
                                                   ----------------    ----------------
                                                    1996    Percent     1995    Percent
                                                   ------   -------    ------   -------
                                                          (dollars in millions)
BY PRODUCT CATEGORY:
Asset based finance..............................  $3,382      37%     $3,003      33%
Corporate finance................................   2,990      32       3,092      34
Real estate finance..............................   1,944      21       1,966      22
International factoring and asset based finance..     498       5         506       6
Specialized finance and investments..............     464       5         472       5
                                                   ------     ---      ------     ---
  Total lending assets and investments...........  $9,278     100%     $9,039     100%
                                                   ======     ===      ======     ===
BY ASSET TYPE:
Receivables......................................  $8,269      89%     $8,085      89%
Repossessed assets...............................      30       1          28       1
                                                   ------     ---      ------     ---
  Total lending assets...........................  $8,299      90%     $8,113      90%
Investments......................................     739       8         693       8
International joint ventures.....................     240       2         233       2
                                                   ------     ---      ------     ---
  Total investments..............................  $  979      10%     $  926      10%
                                                   ------     ---      ------     ---
  Total lending assets and investments...........  $9,278     100%     $9,039     100%
                                                   ======     ===      ======     ===

     The asset based lending portfolio is comprised of factored accounts receivable, secured working capital finance, vendor finance program loans and leases, equipment loans and leases to end-users, small business finance activities and indirect consumer finance. The following provides a breakdown among the Company's various asset based product groups:

                                          Lending Assets and Investments as of
                                             March 31,         December 31,
                                          ----------------    ---------------
                                           1996    Percent     1995    Percent
                                          ------   -------    ------   -------
                                                 (dollars in millions)
Current Asset Management Group.........   $1,039      31%     $  802      27%
Business Credit........................      750      22         601      20
Vendor Finance Division................      646      19         663      22
Commercial Equipment Finance Division..      589      17         543      18
First Capital..........................      253       8         208       7
Sales Finance..........................      105       3         186       6
                                          ------     ---      ------   -----
 Total lending assets and investments..   $3,382     100 %    $3,003     100%
                                          ======     ===      ======   =====

     Growth in asset based lending assets and investments of $379 million during the quarter was distributed among four of the asset based product groups. Increases in the current asset management group were principally due to increased factoring volume from its existing client base and some growth from its new product initiatives. Lending assets and investments for business credit, commercial equipment finance division and first capital increased due to strong new business fundings during the three month period. Lending assets and investments of the sales finance portfolio decreased from year end 1995 levels primarily due to a paydown as a result of one borrower securitizing receivables which were used to pay down their working capital facility. The Company achieved these levels of funding while continuing to maintain strong credit disciplines in all of its asset based businesses. This is evidenced by these portfolios having less than $2 million in net write downs for the first three months of 1996 and nonearning assets below 1% of lending assets.

     At March 31, 1996, the Company had contractually committed to finance an additional $878 million to new and existing borrowers of asset based finance.

     Corporate finance lending assets and investments decreased by $102 million due to pre-1990 portfolio runoff while the post-1990 portfolio remained consistent with the level at year-end 1995. The Company funded $230 million of corporate financings during the three months ended March 31, 1996 and continues to maintain strong credit disciplines on average hold size and debt multiples. At March 31, 1996, the Company was contractually committed to finance an additional $691 million to new and existing corporate finance borrowers. Corporate financings are generally considered by certain regulatory agencies as highly leveraged transactions.

     The real estate portfolio decreased modestly in total and as a percentage of the overall portfolio to 21% of total lending assets and investments. The decline in lending assets was diversified among the various property types, with no one property type experiencing a significant change during the quarter. Fundings, primarily in the self storage, mobile home and hotel property types of $193 million during the quarter, were offset by continued strong liquidity in the post-1990 portfolio demonstrated by the sale of $49 million of receivables during the quarter and the runoff of pre-1990 accounts. Unfunded contractual loan commitments to new and existing borrowers were $189 million at March 31, 1996.

     The Company's obligation to fund loan commitments is generally contingent upon the maintenance of specific credit standards by the borrowers.

     Total revenues include interest income, net fees and other income from domestic and consolidated international operations, and the Company's share of the net income of its international joint ventures.

                                                              Total Revenues
                                                   For the Three Months Ended March 31,
                                                   ------------------------------------
                                                    1996    Percent     1995    Percent
                                                   -----    -------    -----    -------
                                                          (dollars in millions)
Asset based finance..............................  $  84       35%     $  65       25%
Corporate finance................................     84       35        104       40
Real estate finance..............................     56       23         61       24
International factoring and asset based finance..     18        7         13        5
Specialized finance and investments..............      1       --         15        6
                                                   -----      ---      -----      ---
 Total revenues..................................  $ 243      100%     $ 258      100%
                                                   =====      ===      =====      ===

     Total revenues decreased $15 million or 6% from the prior year principally reflecting lower fees and other income and a decrease in interest income. Asset based finance experienced a $19 million increase in interest income as a result of asset growth of $379 million. Corporate finance interest income decreased by $18 million from the first quarter 1995. This variance was the result of lower levels of lending assets and investments as the pre-1990 portfolio continued to runoff, as well as lower interest rates. Specialized finance and investments had lower fees and other income than the prior year first quarter due to a decline in the level of net gains from the sale of investments coupled with the recognition of a one-time prepayment fee of $6 million on a project investment in 1995.

PORTFOLIO QUALITY

     The overall credit quality of the portfolio remained stable as portfolio growth was concentrated in the Company's lower risk asset based product areas. These portfolios and those in corporate finance and real estate finance funded under the Company's post-1990 revised lending strategies continued to exhibit strong credit quality.

                                                             March 31,   December 31,
                                                             ---------   ------------
                                                                 1996         1995
                                                             ----------    ---------
                                                               (dollars in millions)
LENDING ASSETS AND INVESTMENTS:
 Receivables...............................................     $8,269         $8,085
 Repossessed assets........................................         30             28
                                                                ------         ------
   Total lending assets....................................      8,299          8,113
 Investments...............................................        979            926
                                                                ------         ------
   Total lending assets and investments....................     $9,278         $9,039
                                                                ======         ======

NONEARNING ASSETS:
 Impaired receivables......................................     $  280         $  261
 Repossessed assets........................................         30             28
                                                                ------         ------
   Total nonearning assets.................................     $  310         $  289
                                                                ======         ======
 Ratio of nonearning impaired receivables to receivables...        3.4%           3.2%
                                                                ======         ======
 Ratio of total nonearning assets to total lending assets..        3.7%           3.6%
                                                                ======         ======

ALLOWANCES FOR LOSSES:
 Allowance for losses of receivables.......................     $  230         $  229


RATIO OF ALLOWANCE FOR LOSSES OF RECEIVABLES TO:
   Receivables.............................................        2.8%           2.8%
                                                                 =====           ====
   Nonearning impaired receivables.........................         82%            88%
                                                                 =====           ====

DELINQUENCIES:
  Earning loans delinquent 60 days or more.................      $  90           $117
                                                                 =====           ====
  Ratio of earning loans delinquent 60 days or more
    to receivables.........................................        1.1%           1.4%
                                                                 =====           ====

                                                                 For The Three Months
                                                                 --------------------
                                                                    Ended March 31,
                                                                 --------------------
                                                                 1996            1995
                                                                 ----            ----
Net writedowns of lending assets:                                (dollars in millions)
  Net writedowns on receivables............................    $   19          $   37
  Net writedowns on repossessed assets.....................         4               1
                                                               ------          ------
    Total net writedowns...................................    $   23          $   38
                                                               ======          ======

 Ratio of net writedowns to average lending
   assets (annualized).....................................       1.1%            1.9%
                                                               ======          ======
 Net writedowns on post-1990 lending assets................    $    5          $   -
                                                               ======          ======
 Ratio of post-1990 net writedowns to average total
   lending assets (annualized).............................       0.3%             -
                                                               ======          ======

     Nonearning assets increased slightly from 3.6% at December 31, 1995 to 3.7% of total lending assets at March 31, 1996, but remained within management's targeted range. Nonearning assets continue to be principally comprised of pre-1990 corporate finance and real estate accounts.

  Total net writedowns decreased $15 million for the three month period ended March 31, 1996. The decrease is a result of the continued strong performance of the Company's post-1990 portfolio and a $14 million recovery on one pre-1990 corporate finance account. The post-1990 portfolio demonstrated excellent credit quality requiring only $5 million of net writedowns during the quarter.

    Loans considered troubled debt restructures were $14 million, unchanged from December 31, 1995. The Company also had $7 million of receivables at March 31, 1996 that were restructured at market rates of interest, written down from the original loan balance and returned to earning status. The recorded investment of these receivables is expected to be fully recoverable.


PRE-1990 PORTFOLIO PROFILE
- --------------------------
                                                    MARCH 31,   DECEMBER 31,
                                                    ---------   ------------
                                                       1996         1995
                                                    ---------   ------------
Pre-1990 lending assets and investments...........     $1,321         $1,526
                                                       ======         ======
Pre-1990 nonearning assets........................     $  217         $  202
                                                       ======         ======
Ratio of pre-1990 lending assets and investments
 to total lending assets and investments..........       14.2%          16.9%
                                                       ======         ======

The pre-1990 portfolio decreased by $205 million or 13% due to the resolution or run-off of credits during the quarter ended March 31, 1996. The increase in pre-1990 nonearning assets primarily relates to the addition of one corporate finance account.

LIQUIDITY AND CAPITAL RESOURCES

     During the first three months of 1996, the Company increased lending assets and investments by $239 million, reduced the level of commercial paper and short term borrowings by $87 million, retired $183 million of senior notes, and paid $15 million in dividends to common and preferred stockholders. To meet these funding requirements, the Company supplemented its cash flow from operations by reducing the level of cash and cash equivalents and issuing $32 million of senior notes and debentures.

  The ratio of commercial paper and short-term borrowings to total debt was 30% at March 31, 1996 and December 31, 1995. Leverage (net of short-term investments) remained unchanged at 5.0x at March 31, 1996 and December 31, 1995. Leverage and the level of commercial paper and short-term borrowings continue to remain within ranges targeted by the Company to maintain a strong financial position.

  On April 10, 1996 the Company extended and revised its bank credit facilities to include $2.3 billion of support. The total bank credit facility is comprised of two equal facilities, a 364-day facility expiring April 9, 1997 and a 5-year facility expiring April 10, 2001. In addition, at March 31, 1996 the Company had $494 million available under the factored accounts receivable sale program, $116 million (U.S. dollar equivalent) in committed foreign bank credit facilities for the consolidated international subsidiaries, and $23 million available under the foreign currency revolving credit facility. Committed credit and sale facilities from unaffiliated financial institutions represent 129% of outstanding commercial paper and short-term borrowings at March 31, 1996.

RISK MANAGEMENT

     The Company uses derivatives as an integral part of its asset/liability management program to reduce its overall level of financial risk arising from normal business operations. These derivatives, particularly interest rate swap agreements, are used to lower funding costs, diversify sources of funding or alter interest rate exposure arising from mismatches between assets and liabilities. The Company is not an interest rate swap dealer nor is it a trader in derivative securities, and it has not used speculative derivative products for the purpose of generating earnings from changes in market conditions. Agreements entered into during the first three months of 1996 were entirely related to accomplishing these risk management objectives and consisted of notional amounts approximating $10 million of basis swap agreements.

     The Company invests in and operates commercial finance companies throughout the world. Over the course of time, reported results from the operations and investments in foreign countries may fluctuate in response to exchange rate movements in relation to the U.S. dollar. While the Western European operations and investments are the largest areas of the Company's activities, reported results will be influenced to a lesser extent by the exchange rate movements in the currencies of other countries in which our subsidiaries and investments are located. To limit the effect of movements in exchange rates on financial results, the Company will periodically enter into forward currency exchange contracts and purchases options. These financial instruments serve as hedges of translation of its investment in international subsidiaries and joint ventures to effectively hedge the translation of the related foreign currency income. As of March 31, 1996, the Company held $255 million of forward currency exchange contracts and purchased options related to this purpose.

ACCOUNTING DEVELOPMENTS

     Effective January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment. Whenever events indicate that the carrying amount of an asset may not be recoverable, an impairment loss should be recorded based on the fair value of the asset. The statement also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell.

     The Company had previously recognized impairment on long-lived assets when events indicated that the carrying amount may not be recoverable. Consequently, the adoption of this standard did not have a material impact on the Company's consolidated financial statements.

     Effective January 1, 1996, the Company adopted the provisions of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights." SFAS No. 122 requires that a separate asset be recognized for rights to service mortgage loans for others, however those servicing rights are acquired. The total cost of the mortgage loan should be allocated between the servicing rights and the loans, without the servicing rights, based on their relative fair values. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

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

  On April 25, 1996, the Company filed with the U.S. Securities and Exchange Commission a Current Report on Form 8-K, dated April 24, 1996, to announce the Company's earnings for the quarter ended March 31, 1996.

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



                         HELLER FINANCIAL, INC.



               By:         Richard J. Almeida
                  -------------------------------------

                           Richard J. Almeida
                       Chairman of the Board and
                        Chief Executive Officer



               By:           Lawrence G. Hund
                  -------------------------------------

                             Lawrence G. Hund
                  Senior Vice President, Controller and
                         Chief Accounting Officer



Date:  May 1, 1996