Form 10-Q
period 1996-06-30
HELLER FINANCIAL INC
filed 1996-08-01
CIK 46738

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


(Mark One)

 X   QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 1996 PURSUANT TO SECTION 13
- ---  OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934


                         Commission file number 1-6157


                            HELLER FINANCIAL, INC.
                            ----------------------
            (Exact name of registrant as specified in its charter)



            Delaware                                            36-1208070
- --------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


500 W. Monroe Street, Chicago, Illinois                            60661
- ---------------------------------------                     -------------------
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

     100 shares of Common Stock, $.25 par value, outstanding at July 31, 1996.

================================================================================

                         PART I. FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                (in millions, except for information on shares)

                       ASSETS                          June 30,    December 31,
                                                         1996          1995
                                                       ---------   ------------
                                                      (unaudited)
Cash and cash equivalents...........................      $  307         $  599
Receivables (Note 2)
 Commercial loans
  Term loans........................................       2,446          2,743
  Revolving loans...................................       1,655          1,425
Real estate loans...................................       1,721          1,677
Equipment loans and leases..........................       1,302          1,241
Factored accounts receivable........................         914            816
Indirect consumer loans.............................         129            183
                                                          ------         ------
     Total receivables..............................       8,167          8,085
Less: Allowance for losses of receivables (Note 2)..         230            229
                                                          ------         ------
     Net receivables................................       7,937          7,856
Investments.........................................         771            693
Investments in international joint ventures.........         235            233
Other assets........................................         225            257
                                                          ------         ------
     Total assets...................................      $9,475         $9,638
                                                          ======         ======

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Senior debt
 Commercial paper and short-term borrowings.........      $2,440         $2,223
 Notes and debentures (Note 3)......................       4,768          5,145
                                                          ------         ------
     Total debt.....................................       7,208          7,368
Credit balances of factoring clients................         522            497
Other payables and accruals.........................         267            343
                                                          ------         ------
     Total liabilities..............................       7,997          8,208
Minority interest in equity of Heller International
 Group, Inc.........................................          52             46
Stockholders' equity
  Cumulative Perpetual Senior Preferred Stock, Series A
   ($.01 Par Value; stated value, $25; 8.125%;
   5,000,000 shares authorized and outstanding).....         125            125
  Cumulative Convertible Preferred Stock, Series D
   (No Par Value; 1/2% under prime; 1,000 shares
   authorized and outstanding)......................          25             25
  Common Stock ($.25 Par Value; 1,000 shares
   authorized; 100 shares outstanding) and
   additional paid-in capital.......................         663            663
  Retained earnings.................................         613            571
                                                          ------         ------
     Total stockholders' equity.....................       1,426          1,384
                                                          ------         ------
     Total liabilities and stockholders' equity.....      $9,475         $9,638
                                                          ======         ======

     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (in millions)

                                                                  For the Three Months  For the Six Months
                                                                     Ended June 30,       Ended June 30,
                                                                  --------------------  ------------------
                                                                    1996       1995       1996      1995
                                                                  ---------  ---------  --------  --------
                                                                      (unaudited)          (unaudited)

Interest income.................................................      $ 198      $ 214     $ 400     $ 420
Interest expense................................................        111        119       223       231
                                                                      -----      -----     -----     -----
  Net interest income...........................................         87         95       177       189
Fees and other income...........................................         31         28        63        72
Income of international joint ventures..........................         11          9        20        17
                                                                      -----      -----     -----     -----
  Operating revenues............................................        129        132       260       278
Operating expenses..............................................         60         52       119       102
Provision for losses............................................         25         28        49        78
                                                                      -----      -----     -----     -----
  Income before income taxes and minority interest..............         44         52        92        98
Income tax provision............................................          9         16        21        31
Minority interest in income of Heller International Group, Inc..          -          2         2         3
                                                                      -----      -----     -----     -----
  Net income....................................................      $  35      $  34     $  69     $  64
                                                                      =====      =====     =====     =====

                      CONSOLIDATED CONDENSED STATEMENTS OF
                          CHANGES IN RETAINED EARNINGS
                                 (in millions)

                                                                             For the Six Months
                                                                               Ended June 30,
                                                                             ------------------
                                                                              1996         1995
                                                                              ----         ----
                                                                                (unaudited)

  Retained earnings at December 31, 1995 and 1994......................      $ 571        $ 517
     Net income........................................................         69           64
     Common stock dividends............................................        (24)         (22)
     Preferred stock dividends.........................................         (6)          (6)
     Net changes in unrealized holding gains or losses on securities
      available for sale, net of tax...................................          4           --
     Deferred translation adjustment, net of tax.......................         (1)           6
                                                                             ------      ------
  Retained earnings at June 30, 1996 and 1995..........................      $ 613       $  559
                                                                             =====       ======

  The retained earnings balance includes unrealized net gains (losses) on securities available for sale of $(1) and $5, net of tax, at June 30, 1996 and 1995, respectively. Retained earnings also includes deferred foreign currency translation adjustments of $(15) and $(11), net of tax, at June 30, 1996 and 1995, respectively.

     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in millions)

                                                                    For the Six Months Ended
                                                                    ------------------------
                                                                            June 30,
                                                                    -----------------------
                                                                    1996             1995
                                                                    -----            -----
                                                                          (unaudited)
OPERATING ACTIVITIES
  Net income....................................................    $    69           $   64
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for losses........................................         49               78
    Losses from equity investments..............................         29               18
    Increase (decrease) in net deferred tax asset...............          1              (15)
    Decrease in accounts payable and accrued liabilities........        (47)             (24)
    Undistributed income of international joint ventures........        (13)             (12)
    Decrease in interest payable................................        (10)              --
    Other.......................................................          -                1
                                                                    -------            -----
      Net cash provided by operating activities.................         78              110

INVESTING ACTIVITIES
  Longer-term loans funded......................................     (1,354)          (1,415)
  Collections of principal......................................      1,295            1,037
  Sales of longer-term loans....................................        325              233
  Net increase in short-term loans and
   advances to factoring clients................................       (416)            (490)
  Investment in equity interests, equipment on lease,
   and other investments........................................        (85)             (85)
  Sales of investments and equipment on lease...................         58               50
  Other.........................................................        (31)             (31)
                                                                    -------           ------
      Net cash used for investing activities....................       (208)            (701)

FINANCING ACTIVITIES
  Senior note issues............................................        133              489
  Retirement of notes and debentures............................       (508)            (171)
  Increase in commercial paper and other short-term borrowings..        217              275
  Net decrease in advances to affiliates........................         27               16
  Dividends paid on common and preferred stock..................        (30)             (28)
  Other.........................................................         (1)               -
                                                                    -------           ------
      Net cash provided by (used for) financing activities......       (162)             581
                                                                    -------           ------
Decrease in cash and cash equivalents...........................       (292)             (10)
Cash and cash equivalents at the beginning of the period........        599               99
                                                                    -------           ------
Cash and cash equivalents at the end of the period..............    $   307           $   89
                                                                    =======           ======

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

(2)  Impaired Receivables and Repossessed Assets

     The Company does not recognize interest and fee income on impaired receivables classified as nonearning and on repossessed assets, which are set forth in the following table:

                                                              June 30,   December 31,
                                                                1996         1995
                                                              ---------  -------------
                                                                   (in millions)

  Impaired receivables......................................     $ 306          $ 261
  Repossessed assets........................................        14             28
                                                                 -----          -----
   Total nonearning assets..................................     $ 320          $ 289
                                                                 =====          =====
  Ratio of total nonearning assets to total lending assets..       3.9%           3.6%
                                                                 =====          =====

     A valuation allowance for repossessed assets of $2 million is included in other assets on the balance sheet at December 31, 1995.

     The average investment in nonearning impaired receivables was $285 million for the six months ended June 30, 1996.

Loan Modifications--

     The Company had $14 million of loans that are considered troubled debt restructures at June 30, 1996 and December 31, 1995. The Company also had $16 million of loans at June 30, 1996 that were restructured at a market rate of interest, written down from the original loan balance and returned to earning status. The recorded investment of these receivables is expected to be fully recoverable. Interest income of less than $1 million has been recorded on these receivables under the modified terms. At June 30, 1996, the Company was not committed to lend significant additional funds under the restructured agreements.

  Allowance for Losses--

     The change in the allowance for losses of receivables during the six month period included an additional provision of $45 million and gross writedowns and recoveries of $72 million and $26 million, respectively. Impaired receivables with identified reserve requirements were $259 million at June 30, 1996 and $234 million at December 31, 1995.

                                                             June 30,   December 31,
                                                               1996         1995
                                                             ---------  -------------
                                                                  (in millions)

  Identified reserve requirement for impaired receivables..     $  73          $  57
  Additional allowance for losses of receivables...........       157            172
                                                                -----          -----
     Total allowance for losses of receivables.............     $ 230          $ 229
                                                                =====          =====
  Ratio of allowance for losses of receivables to
     nonearning impaired receivables.......................        75%            88%
                                                                =====          =====


(3)  Notes and Debentures

     The Company issued and retired the following notes and debentures during the six months ended June 30, 1996 (excluding unamortized premium and discount) :

                                                                             Principal
Senior Debt - Notes and Debentures                                            Amount
                                                                           -------------
Issuances:                                                                 (in millions)
      Variable rate medium-term notes due on various dates ranging from
        January 22, 1997 to May 20, 1998.................................          $ 57
      6.27% medium-term notes due May 20, 1998...........................            20
      6.56% medium-term notes due May 20, 1999...........................            31
      6.57% medium-term notes due May 20, 1999...........................            25
                                                                                   ----
                                                                                   $133
                                                                                   ====

     Retirements:
      Variable rate medium-term notes due on various dates ranging from
        May 6, 1996 to September 10, 1997................................          $270
      Nikkei equity indexed medium-term notes due on December 20, 1999...            23
      6.45% notes due February 15, 1997..................................            10
      9.22% medium-term notes due on March 28, 1996 and April 1, 1996....            55
      8.85% notes due April 15, 1996.....................................           100
      9.31% notes due April 22, 1996.....................................            50
                                                                                   ----
                                                                                   $508
                                                                                   ====

     In April 1996, the Company replaced its existing bank credit facilities with a new agreement that provides $2.3 billion of liquidity support at more favorable terms to the Company. The modified terms of the agreement primarily include reduced pricing and the ability to increase the aggregate facilities to $3 billion.

(4)  Derivative Financial Instruments Used for Risk Management Purposes

     The Company entered into $210 million of interest rate swaps during the six months ended June 30, 1996 to more closely match the interest rate and currency characteristics of its debt and assets. These instruments had the effect of converting $200 million of three- and six-month LIBOR based medium-term notes to a fixed rate and $10 million of variable rate medium-term notes based on the federal funds rate to a rate based on three month LIBOR.

     The Company invests in and operates commercial finance companies internationally. In order to minimize the effect of movements in exchange rates on its financial results, the Company periodically enters into forward currency exchange contracts and options. These financial instruments serve as hedges of its investment in international subsidiaries and joint ventures or effectively hedge the translation of the related foreign currency income. The Company held $232 million of forward contracts and $15 million of purchased options at June 30, 1996.

(5)  Statement of Cash Flows

     Noncash investing activities which occurred during the six month period ended June 30, 1996 include $9 million of receivables which were classified as repossessed assets. For the six month periods ended June 30, 1996 and 1995, the Company paid income taxes to its Parent of $53 million and $44 million, respectively, of which $25 million paid in 1996 was related to 1995 income tax provisions.

(6)  Accounting Developments

     Effective January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment. Whenever events indicate that the carrying amount of an asset may not be recoverable, an impairment loss should be recorded based on the fair value of the asset. The statement also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company had previously recognized impairment of long-lived assets when events indicated that the carrying amount may not be recoverable. Consequently, the adoption of this statement did not have a material impact on the Company's consolidated financial statements.

     Effective January 1, 1996, the Company adopted the provisions of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights." SFAS No. 122 requires that a separate asset be recognized for rights to service mortgage loans for others, however those servicing rights are acquired. The total cost of the mortgage loan is required to be allocated between the servicing rights and the loans, without the servicing rights, based on their relative fair values. The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

     The Financial Accounting Standards Board has released Statement of Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. This statement provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Company is currently assessing the impact of this statement.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS                     For the Three Months Ended   For the Six Months Ended
                                                 June 30,                     June 30,
                                          --------------------------   -------------------------
                                                             Percent                     Percent
                                           1996    1995      Change     1996    1995     Change
                                          -----   -----      -------   -----   -----     -------
                                                          (dollars in millions)
Interest income.........................  $ 198   $ 214       (7)%     $ 400   $ 420       (5)%
Interest expense........................    111     119       (7)        223     231       (3)
                                          -----   -----                -----   -----
 Net interest income....................     87      95       (8)        177     189       (6)
Fees and other income...................     31      28       11          63      72      (13)
Income of international joint ventures..     11       9       22          20      17       18
                                          -----   -----                -----   -----
 Operating revenues.....................    129     132       (2)        260     278       (6)
Operating expenses......................     60      52       15         119     102       17
Provision for losses....................     25      28      (11)         49      78      (37)
                                          -----   -----                -----   -----
 Income before taxes and minority
   interest.............................     44      52      (15)         92      98       (6)
Income tax provision....................      9      16      (44)         21      31      (32)
Minority interest in income of Heller
 International Group, Inc...............      -       2        -           2       3      (33)
                                          -----   -----                -----    ----
   Net income...........................  $  35   $  34        3%      $  69   $  64        8%
                                          =====   =====                =====   =====

     Net income for the six months ended June 30, 1996 increased 8% over the prior year period due to lower provisions for losses and income taxes which were partially offset by a decline in operating revenues and continued spending for developing businesses. Net income for the second quarter of 1996 increased by $1 million or 3% resulting from a decline in the provision for losses and income tax provision, partially offset by lower net interest income and continued spending for developing businesses.

     Net interest income declined by 8% and 6% for the second quarter and six months ended June 30, 1996, respectively. The decline in interest income reflects competitive pricing pressures, the continued shift of the portfolio to lower risk, lower priced asset based products, reduced fee accelerations on loan payoffs and a decline in market interest rates compared to the prior year. Interest expense has declined as the higher levels of debt issued to fund asset growth are more than offset by a lower effective interest rate than the prior year.

     Fees and other income increased slightly during the second quarter of 1996 due primarily to gains realized on real estate and equity investments. Fees and other income declined for the six months ended June 30, 1996 as higher net gains on the sale of investments were offset by a decline in prepayment fees and participation income. Gross gains realized from the sale of investments of $45 million and $29 million were offset by losses and writedowns of $29 million and $18 million for the six months ended June 30, 1996 and 1995, respectively.

     Income of international joint ventures increased for the quarter and six months ended June 30, 1996 due to earnings growth primarily from European joint ventures.

     Operating expenses were higher principally due to continued investment in the growing asset based businesses, increased expenditures for marketing and systems development, and the impact of consolidation of the Mexico subsidiary.

     The provision for losses decreased for the second quarter and for the six months ended June 30, 1996 reflecting continued strong credit performance of the post-1990 lending assets and $26 million of recoveries in the first six months of 1996 as compared to $6 million in 1995. These recoveries were primarily from pre-1990 assets. The post-1990 portfolio continued to demonstrate excellent credit quality requiring only $13 million of net writedowns for the six months ended June 30, 1996.

     The Company's effective income tax rate decreased to 23% for the six months ended June 30, 1996 from 32% for the same period in 1995. The Company's effective income tax rate remained below statutory rates due to the utilization of tax benefits and favorable tax issue resolution. The Company's provision for income taxes for the six months ended June 30, 1995 was lower than the statutory rate due to certain state tax adjustments.

PORTFOLIO COMPOSITION

     In line with the Company's strategy to build a more balanced, lower-risk portfolio and diversify its sources of income, the asset based finance portfolio grew by 16%, and has become the largest product category at 38% of the Company's portfolio as of June 30, 1996. Total lending assets and investments grew by $148 million or 2% for the six months ended June 30, 1996 as growth in asset based finance and in investments was partially offset by continued runoff and resolution in the pre-1990 corporate finance and real estate portfolios.

                                                   Lending Assets and Investments as of
                                                      June 30,             December 31,
                                                   --------------        --------------
                                                    1996   Percent        1995   Percent
                                                   ------  -------       ------  ------
BY PRODUCT CATEGORY:                                       (dollars in millions)
Asset based finance..............................  $3,482     38%        $3,003     33%
Corporate finance................................   2,710     29          3,092     34
Real estate finance..............................   2,015     22          1,966     22
International factoring and asset based finance..     535      6            506      6
Specialized finance and investments..............     445      5            472      5
                                                   ------    ---         ------  -----
 Total lending assets and investments............  $9,187    100%        $9,039    100%
                                                   ======    ===         ======  =====

BY ASSET TYPE:
Receivables......................................  $8,167     89%        $8,085     89%
Repossessed assets...............................      14      -             28      1
                                                   ------    ---         ------  -----
 Total lending assets............................  $8,181     89%        $8,113     90%
Investments......................................     771      8            693      8
International joint ventures.....................     235      3            233      2
                                                   ------    ---         ------  -----
 Total investments...............................  $1,006     11%        $  926     10%
                                                   ------    ---         ------  -----
 Total lending assets and investments............  $9,187    100%        $9,039    100%
                                                   ======    ===         ======  =====

     The asset based lending portfolio is comprised of factored accounts receivable, secured working capital finance, vendor finance program loans and leases, equipment loans and leases to end-users, small business finance activities and indirect consumer finance. The following provides a breakdown among the Company's various asset based product groups:

                                         Lending Assets and Investments as of
                                            June 30,            December 31,
                                         --------------        ---------------
                                          1996   Percent        1995   Percent
                                         ------  -------       ------  -------
                                                 (dollars in millions)
Current Asset Management Group.........  $  913     26%        $  802     27%
Business Credit........................     786     22            601     20
Vendor Finance Division................     654     19            663     22
Commercial Equipment Finance Division..     647     19            543     18
First Capital..........................     344     10            208      7
Sales Finance..........................     138      4            186      6
                                         ------    ---         ------  -----
 Total lending assets and investments..  $3,482    100%        $3,003    100%
                                         ======    ===         ======  =====

     During the six months ended June 30, 1996 growth in asset based lending assets and investments totaled $479 million and was distributed among most of the asset based product groups. Lending assets and investments for Current Asset Management Group, Business Credit, Commercial Equipment Finance Division and First Capital increased due to strong new business fundings during the six month period. Lending assets and investments of the Sales Finance portfolio decreased from year end 1995 levels primarily due to a paydown as a result of one borrower's securitization, the proceeds of which were used to pay down its working capital facility. The Company achieved these levels of funding while continuing to maintain strong credit disciplines in all of its asset based businesses. This is evidenced by these portfolios having less than $3 million in net write downs for the first six months of 1996. Nonearning assets in these portfolios have remained stable from year end levels and are below 1% of lending assets. At June 30, 1996, the Company had contractually committed to finance an additional $950 million to new and existing asset based finance borrowers.

     Corporate finance lending assets and investments decreased by $382 million as fundings of $383 million were offset by portfolio runoff in pre- and post-1990 accounts and syndications in the post-1990 portfolio. The Company continues to maintain strong credit disciplines on lending multiples and on average hold sizes and utilizes syndication capabilities to effectively manage customer concentration levels. At June 30, 1996, the Company was contractually committed to finance an additional $690 million to new and existing corporate finance borrowers. Corporate financings are generally considered by certain regulatory agencies as highly leveraged transactions.

     The real estate portfolio increased slightly as fundings of $389 million were diversified among various property types. Fundings, primarily in the self storage, industrial, manufactured housing, hotel and apartment property types were offset by continued strong liquidity in the entire portfolio. This liquidity is demonstrated by the sale of $49 million of receivables during the six months ended June 30, 1996 and the continued runoff of pre-1990 accounts. Unfunded contractual loan commitments to new and existing borrowers were $225 million at June 30, 1996.

     The Company's obligation to fund loan commitments is generally contingent upon the maintenance of specific credit standards by the borrowers.

     Total revenues include interest income and net fees and other income from domestic and consolidated international operations, and the Company's share of the net income of its international joint ventures.

                                                             Total Revenues
                                                    For the Six Months Ended June 30,
                                                   -----------------------------------
                                                    1996    Percent   1995    Percent
                                                   ------  ---------  -----  ---------
                                                          (dollars in millions)
Asset based finance..............................   $ 171        35%  $ 137        27%
Corporate finance................................     148        31     201        39
Real estate finance..............................     110        23     122        24
International factoring and asset based finance..      39         8      29         6
Specialized finance and investments..............      15         3      20         4
                                                    -----       ---   -----       ---
 Total revenues..................................   $ 483       100%  $ 509       100%
                                                    =====       ===   =====       ===

     Total revenues decreased by $26 million or 5% from the prior year principally reflecting a decline in interest income and lower net fees and other income. As a result of funds growth, asset based finance has emerged as the largest revenue producing asset class. This increased revenue is due to an increase in interest income across all asset based finance product groups. This is consistent with the Company's goal of diversifying its sources of income. Interest income for corporate finance and real estate finance decreased by $57 million from the prior year as a result of lower levels of lending assets and investments due to pre-1990 portfolio runoff, as well as lower interest rates. Revenues for international factoring and asset based finance grew by 34% due primarily to an increase in income from its consolidated subsidiaries in the Asia/Pacific region, income from the European joint ventures, and the impact of consolidating the Mexico subsidiary. Revenues from specialized finance and investments were lower than the prior year due to the recognition of a one-time prepayment fee of $6 million on a project investment in 1995.

PORTFOLIO QUALITY

  The Company continued to execute its strategy to pursue portfolio growth through lower risk asset based products. These portfolios and those in corporate finance and real estate finance funded under the Company's post-1990 revised lending strategies continued to demonstrate strong credit quality.

                                                             June 30,   December 31,
                                                             ---------  -------------
                                                               1996         1995
                                                             ---------  -------------
                                                              (dollars in millions)
LENDING ASSETS AND INVESTMENTS:
 Receivables...............................................    $8,167         $8,085
 Repossessed assets........................................        14             28
                                                               ------         ------
   Total lending assets....................................     8,181          8,113
 Investments...............................................     1,006            926
                                                               ------         ------
   Total lending assets and investments....................    $9,187         $9,039
                                                               ======         ======

NONEARNING ASSETS:
 Impaired receivables......................................    $  306         $  261
 Repossessed assets........................................        14             28
                                                               ------         ------
   Total nonearning assets.................................    $  320         $  289
                                                               ======         ======
 Ratio of nonearning impaired receivables to receivables...      3.7%           3.2%
                                                               ======         ======
 Ratio of total nonearning assets to total lending assets..      3.9%           3.6%
                                                               ======         ======

ALLOWANCES FOR LOSSES:
 Allowance for losses of receivables.......................    $  230         $  229
                                                               ======         ======

RATIO OF ALLOWANCE FOR LOSSES OF RECEIVABLES TO:
   Receivables.............................................      2.8%           2.8%
                                                               ======         ======
   Nonearning impaired receivables.........................       75%            88%
                                                               ======         ======

DELINQUENCIES:
  Earning loans delinquent 60 days or more.................     $  59         $  117
                                                                =====         ======
  Ratio of earning loans delinquent 60 days or more to
    receivables ...........................................      0.7%           1.4%
                                                                =====         ======

                                                                For The Six Months
                                                                ------------------
                                                                  Ended June 30,
                                                                  --------------
                                                                1996           1995
                                                                -----          -----
                                                              (dollars in millions)
Net writedowns of lending assets:
  Net writedowns on receivables............................     $  46          $  65
  Net writedowns on repossessed assets.....................         3              4
                                                                -----          -----
    Total net writedowns...................................     $  49          $  69
                                                                =====          =====
 Ratio of net writedowns to average lending assets
   (annualized)............................................      1.2%           1.7%
                                                                =====          =====

 Net writedowns on post-1990 lending assets................     $  13          $  13
                                                                =====          =====
 Ratio of post-1990 net writedowns to average total
   lending assets (annualized).............................      0.3%           0.3%
                                                                =====          =====

     Nonearning assets continue to be principally comprised of pre-1990 corporate finance and real estate accounts. Pre-1990 nonearning assets totaled $211 million or 66% of total nonearning assets at June 30, 1996. The performance of the post-1990 portfolio continues to exceed management's expectations as demonstrated by nonearning assets totaling $109 million or 1.3% of total lending assets at June 30, 1996. This compares to post-1990 nonearning assets of $87 million or 1.1% of total lending assets at December 31, 1995.

     Total net writedowns decreased $20 million for the six month period ended June 30, 1996 due to recoveries recognized primarily on the pre-1990 accounts, while strong credit performance continued on the post-1990 portfolio. Recoveries during the first six months of 1996 were $26 million as compared with $6 million in 1995.

The post-1990 portfolio demonstrated excellent credit quality requiring only $13 million of net writedowns during the six months ended June 30, 1996.

     Loans considered troubled debt restructures were $14 million, unchanged from December 31, 1995. The Company also had $16 million of receivables at June 30, 1996 that were restructured at market rates of interest, written down from the original loan balance and returned to earning status. The recorded investment of these receivables is expected to be fully recoverable.

PRE-1990 PORTFOLIO PROFILE
- --------------------------

     The Company continued its efforts to reduce the pre-1990 corporate finance and real estate portfolios. The following table provides a breakdown of the pre-1990 portfolio.

                                                    JUNE 30,   DECEMBER 31,
                                                    ---------  -------------
                                                      1996         1995
                                                    ---------  -------------
Pre-1990 lending assets and investments...........    $1,189         $1,526
                                                      ======         ======
Pre-1990 nonearning assets........................    $  211         $  202
                                                      ======         ======
Ratio of pre-1990 lending assets and investments
 to total lending assets and investments..........      12.9%          16.9%
                                                      ======         ======

     A significant decrease of $337 million or 22% was realized on the pre-1990 portfolio due to the continued resolution and run-off of credits during the six months ended June 30, 1996. The increase in pre-1990 nonearning assets is due to the addition of certain corporate finance accounts.

LIQUIDITY AND CAPITAL RESOURCES

     During the first six months of 1996, the Company increased lending assets and investments by $148 million, retired $508 million of senior notes, and paid $30 million in dividends to common and preferred stockholders. To meet these funding requirements, the Company supplemented its cash flow from operations by increasing commercial paper and short-term borrowings by $217 million, reducing cash and cash equivalents by $292 million and issuing $133 million of senior notes and debentures.

     Leverage and the proportion of commercial paper and short-term borrowings to total debt continued at conservative levels during the first half of 1996. The ratio of commercial paper and short-term borrowings to total debt was 34% and 30% at June 30, 1996 and December 31, 1995, respectively. Leverage (net of short-term investments) decreased from 5.0x at December 31, 1995 to 4.8x at June 30, 1996.

     On April 10, 1996 the Company extended and amended its bank credit facilities. The total bank credit facility of $2.3 billion is comprised of two equal facilities, a 364-day facility expiring April 9, 1997 and a 5-year facility expiring April 10, 2001. In addition, at June 30, 1996 the Company had $493 million available under the factored accounts receivable sale program, $32 million in available foreign bank credit facilities for the consolidated international subsidiaries, and $50 million available under the foreign currency revolving credit facilities. Credit and sale facilities available from unaffiliated financial institutions represent 115% of outstanding commercial paper and short-term borrowings at June 30, 1996.

RISK MANAGEMENT

     The Company uses derivatives as an integral part of its asset/liability management program to reduce its overall level of financial risk arising from normal business operations. These derivatives, particularly interest rate swap agreements, are used to lower funding costs, diversify sources of funding or alter interest rate exposure arising from mismatches between assets and liabilities. The Company is not an interest rate swap dealer nor is it a trader in derivative securities, and it has not used speculative derivative products for the purpose of generating earnings from changes in market conditions. Agreements entered into during the first six months of 1996 were entirely related to accomplishing these risk management objectives and consisted of swap agreements with aggregate notional amounts approximating $210 million.

     The Company invests in and operates commercial finance companies internationally. Over the course of time, reported results from the operations and investments in foreign countries may fluctuate in response to exchange rate movements in relation to the U.S. dollar. While the Western European operations and investments are the largest areas of the Company's international activities, reported results will be influenced to a lesser extent by the exchange rate movements in the currencies of other countries in which subsidiaries and investments are located. To limit the effect of movements in exchange rates on financial results, the Company periodically enters into forward currency exchange contracts and purchases options. These financial instruments serve as hedges of translation of its investment in international subsidiaries and joint ventures or effectively hedge the translation of the related foreign currency income. As of June 30, 1996, the Company held $232 million of forward currency exchange contracts and $15 million of purchased options related to this purpose.

ACCOUNTING DEVELOPMENTS

       Effective January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment. Whenever events indicate that the carrying amount of an asset may not be recoverable, an impairment loss should be recorded based on the fair value of the asset. The statement also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company had previously recognized impairment of long-lived assets when events indicated that the carrying amount may not be recoverable. Consequently, the adoption of this statement did not have a material impact on the Company's consolidated financial statements.

     Effective January 1, 1996, the Company adopted the provisions of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights." SFAS No. 122 requires that a separate asset be recognized for rights to service mortgage loans for others, however those servicing rights are acquired. The total cost of the mortgage loan is required to be allocated between the servicing rights and the loans, without the servicing rights, based on their relative fair values. The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

     The Financial Accounting Standards Board has released Statement of Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. This statement provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Company is currently assessing the impact of this statement.

PART II.  OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's annual meeting of stockholders held on May 23, 1996, the following persons were elected as directors:

                    Richard J. Almeida   Lauralee E. Martin
                    Hajime Maeda         Kenji Miyamoto
                    Tsutomu Hayano       Hideo Nakajima
                    Hidehiko Ide         Osamu Ogura
                    Mark Kessel          Masahiro Sawada
                    Tomonori Kobayashi   Kenichi Tomita
                    Michael J. Litwin    Mitchell F. Vernick
                    Dennis P. Lockhart

     No other matters were acted upon.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits

          (3)(ii) Amended and Restated By-laws, effective June 17, 1996

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

     On July 26, 1996, the Company filed with the U.S. Securities and Exchange Commission a Current Report on Form 8-K, dated July 22, 1996, to announce the Company's earnings for the quarter ended June 30, 1996.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.



                            HELLER FINANCIAL, INC.



               By:         Lauralee E. Martin
                  -----------------------------------------

                              Lauralee E. Martin
                         Executive Vice President and
                            Chief Financial Officer



               By:           Lawrence G. Hund
                  ------------------------------------------

                               Lawrence G. Hund
                     Senior Vice President, Controller and
                           Chief Accounting Officer



Date:  July 31, 1996

EXHIBIT (12)

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

                       COMPUTATION OF RATIO OF EARNINGS
            TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS
                                  (unaudited)
                             (dollars in millions)


                                                                    For the Six
                                                                   Months Ended
                                                                   June 30, 1996
                                                                   -------------

Net income before income taxes and minority interest in
    income of Heller International Group, Inc............................   $ 92

Add-Fixed charges
  Interest and debt expense..............................................    223
  One-third of rentals...................................................      3
                                                                            ----

       Total fixed charges...............................................    226
                                                                            ----

Net income, as adjusted..................................................   $318


Ratio of earnings to fixed charges.......................................  1.41x
                                                                           =====

Preferred stock dividends on a pre-tax basis.............................      8
       Total combined fixed charges and preferred stock dividends........   $234
                                                                            ----
Ratio of earnings to combined fixed charges and
     Preferred stock dividends...........................................  1.36x
                                                                           =====


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

VIA EDGAR
- ---------

                                                                   July 31, 1996



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

     RE:  Heller Financial, Inc.
          File No. 1-6157
          ---------------

Ladies and Gentlemen:

     I enclosed herewith for filing on behalf of Heller Financial, Inc. (the "Company") one conformed copy of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (the "Form 10-Q"), together with all exhibits thereto.

     One manually signed complete copy of the Form 10-Q has been sent, under cover of this letter, to the New York Stock Exchange, where securities of the Company are listed.

                                                   Very truly yours,



                                                   David M. Sherbin


attachment

cc:  New York Stock Exchange, Inc.
     20 Broad Street
     New York, New York 10005

================================================================================

                                    BY-LAWS

                                      OF

                            HELLER FINANCIAL, INC.


                           (A DELAWARE CORPORATION)



                                   ADOPTED:

                                 June 17, 1996


================================================================================

                            HELLER FINANCIAL, INC.

                                    BY-LAWS

                               TABLE OF CONTENTS
                       ================================

ARTICLE/SECTION                                                             PAGE
- --------------------------------------------------------------------------------
ARTICLE I.           IDENTIFICATION; OFFICES                                   1

     Section 1.01    Name                                                      1

     Section 1.02    Registered Office; Other Offices                          1


ARTICLE II.          MEETINGS OF STOCKHOLDERS                                  1

     Section 2.01    Date, Place and Time of Annual Meetings                   1

     Section 2.02    Special Meetings of Stockholders                          1

     Section 2.03    Place of Special Meetings of Stockholders                 1

     Section 2.04    Notice of Meetings                                        1

     Section 2.05    Adjournments                                              2

     Section 2.06    Waiver of Notice                                          2

     Section 2.07    Quorum                                                    2

     Section 2.08    Vote of Stockholders                                      2

     Section 2.09    Proxies                                                   3

     Section 2.10    Action Without a Meeting                                  3


ARTICLE III.         BOARD OF DIRECTORS                                        3

     Section 3.01    Powers                                                    3

     Section 3.02    Number and Term of Office                                 3

     Section 3.03    Election                                                  3

     Section 3.04    Resignation                                               3

     Section 3.05    Removal                                                   4

     Section 3.06    Vacancies                                                 4

     Section 3.07    Annual Meetings                                           4

     Section 3.08    Regular Meetings                                          4

          a.              Board of Directors                                   4

          b.              Executive Committee                                  4

     Section 3.09    Special Meetings                                          4

          a.              Board of Directors                                   4

          b.              Executive Committee                                  5

     Section 3.10    Notice of Certain Annual and Special Meetings             5

     Section 3.11    Waiver of Notice                                          5

     Section 3.12    Quorum and Manner of Acting                               5

     Section 3.13    Action Without a Meeting                                  5

     Section 3.14    Telephonic Meetings                                       5

     Section 3.15    Committees                                                6

          a.              Executive Committee                                  6

          b.              Compensation Committee                               6

          c.              Audit Committee                                      7

          d.              Miscellaneous Committees                             7

          e.              Removal                                              7

     Section 3.16    Directors' Fees                                           7

ARTICLE IV.          OFFICERS                                                  8

     Section 4.01    Elected Officers                                          8

     Section 4.02    Election                                                  8

     Section 4.03    Term and Removal                                          8

     Section 4.04    Compensation                                              8

     Section 4.05    Powers and Duties                                         8

          a.              Chairman of the Board of the Board                   8

          b.              Vice Chairmen                                        9

          c.              President                                            9

          d.              Senior Group Presidents                              9

          e.              Group Presidents                                     9

          f.              Executive Vice Presidents                           10

          g.              Senior Vice Presidents                              10

          h.              Controller                                          10

          i.              Treasurer                                           10

          j.              Secretary                                           11

          k.              Director of Taxes                                   11

          l.              General Counsel and Deputy General Counsels         12

     Section 4.06    Appointed Officers                                       12

     Section 4.07    Group/Divisional Officers                                12

     Section 4.08    Voting Corporation's Securities                          12

ARTICLE V.           SHARE CERTIFICATES                                       13

     Section 5.01    Form; Signature                                          13

     Section 5.02    Signatures of Former Officer, Transfer Agent
                     or Registrar                                             13

     Section 5.03    Transfers of Shares                                      13

     Section 5.04    Closing the Transfer Books                               13

     Section 5.05    Lost, Stolen or Destroyed Stock Certificates             14

     Section 5.06    Transfer Agent and Registrar                             14

     Section 5.07    Registered Stock                                         14

ARTICLE VI.          INDEMNIFICATION OF OFFICERS, DIRECTORS,
                     EMPLOYEES AND AGENTS; INSURANCE                          14

     Section 6.01    Third Party Proceedings                                  14

     Section 6.02    Derivative Shareholder Liability                         14

     Section 6.03    Indemnification Upon Success on the Merits               15

     Section 6.04    Indemnification in Other Circumstances                   15

     Section 6.05    Payment of Defense Expenses in Advance                   15

     Section 6.06    Insurance                                                16

     Section 6.07    No Waiver of Rights                                      16

ARTICLE VII:         DIVIDENDS                                                16

ARTICLE VIII.        MISCELLANEOUS                                            16

     Section 8.01    Fiscal Year                                              16

     Section 8.02    Seal                                                     16

     Section 8.03    Power to Amend                                           16

     Section 8.04    Promulgation of Corporate Calendar                       16

ARTICLE IX.          EMERGENCY BY-LAWS                                        17

                                  BY-LAWS OF
                            HELLER FINANCIAL, INC.
                            ----------------------


                      ARTICLE I:  IDENTIFICATION; OFFICES

SECTION 1.01. Name. The name of the corporation is Heller Financial, Inc. (the "Corporation").

SECTION 1.02. Registered Office; Other Offices. The registered office of the Corporation in the State of Delaware shall be established and maintained at the office of The Corporation Trust Company in the City of Wilmington, County of New Castle, and The Corporation Trust Company shall be the Registered Agent of the Corporation in charge thereof. The Corporation may have such other offices at such other place or places, within or without the State of Delaware, as the business of the Corporation may from time to time require.


                     ARTICLE II:  MEETINGS OF STOCKHOLDERS

SECTION 2.01. Date, Place and Time of Annual Meetings. The Annual Meeting of Stockholders of the Corporation (hereinafter called the "Annual Meeting of Stockholders") shall be held on the date during the month of April, May or June and at the time and place designated by the Chairman of the Board of Directors ("Chairman of the Board") by notice to the Stockholders entitled to vote not more than sixty days prior to the date of the meeting. In the event the Chairman of the Board fails to so designate, the Annual Meeting of Stockholders shall be held on the first Wednesday of May of each year, at the principal business office of the Corporation at the hour of 9:00 a.m., unless that date is a legal holiday, in which event the Annual Meeting of Stockholders shall be held on the next succeeding day not a legal holiday. The Chairman of the Board of this Corporation may, upon notice to the stockholders pursuant to Section 2.04, change the date to a different day in April, May or June, along with the place and time of the Annual Meeting of Stockholders.

SECTION 2.02. Special Meetings of Stockholders. A special meeting of stockholders ("Special Meeting of Stockholders") may be called at any time by
(i) the Chairman of the Board, the Vice Chairman or the President, (ii) three or more directors, or (iii) the holders of record of a majority of the outstanding shares having voting power.

SECTION 2.03. Place of Special Meetings of Stockholders. A Special Meeting of Stockholders shall be held at such place, within or outside the State of Delaware, as may be fixed from time to time by the person or persons calling such meetings, or, if not so fixed, at the principal business office of the Corporation in the State of Illinois.

SECTION 2.04. Notice of Meetings. Except as otherwise permitted by statute, written notice stating the place, date and hour of each Annual or Special Meeting of Stockholders shall be given personally or by first-class mail (airmail in the case of international communications) or by telegram, telex or similar method to each stockholder entitled to vote thereat, not less than 10 and not more than 60 days prior to the meeting. The notice of any Special Meeting of Stockholders shall also state the purpose or purposes for which the meeting is called and indicate that it is being issued by or upon the request of the person or persons calling the meeting. If mailed, such notice is given when deposited in the United States mail, postage prepaid, directed to the stockholder at his address as it appears on the records of the Corporation.

Notice of a Special Meeting of Stockholders may be given by the person or persons calling the meeting, or upon the written request of such person or persons, such notice shall be given by the Secretary on behalf of such person or persons. If the person or persons calling a Special Meeting of Stockholders give notice thereof, they shall forward a copy thereof to the Secretary. Every request to the Secretary for the giving of notice of a Special Meeting of Stockholders shall state the purpose or purposes of such meeting.

SECTION 2.05. Adjournments. When a meeting is adjourned to another date, hour or place, notice need not be given of the adjourned meeting if the date, hour and place thereof are announced at the meeting at which the adjournment is taken. If the adjournment is for more than thirty days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the adjourned meeting. At the adjourned meeting any business may be transacted which might have been transacted at the original meeting.

SECTION 2.06. Waiver of Notice. Notice of meeting need not be given to any stockholder who submits a written waiver of notice, signed in person or by proxy, whether before or after the meeting. Neither the business to be transacted at, nor the purpose of, any meeting of stockholders need be specified in any written waiver of notice. Attendance of a stockholder at a meeting, in person or by proxy, shall constitute a waiver of notice of such meeting, except when the stockholder attends a meeting for the express purpose of objecting, at the beginning of such meeting, to the transaction of any business because the meeting is not lawfully called or convened.

SECTION 2.07. Quorum. At all meetings of stockholders, except as otherwise required by statute, the presence of holders of a majority of the shares entitled to vote thereat, present in person or by proxy, shall be requisite and constitute a quorum for the transaction of business. If, however, such quorum shall not be present or represented at any meeting of the stockholders, the stockholders entitled to vote thereat may adjourn such meeting from time to time in accordance with Section 2.05 of these By-laws until the number of votes requisite to constitute a quorum shall be present.

SECTION 2.08. Vote of Stockholders. When a quorum is present or represented at any meeting, the vote of the holders of a majority of the shares entitled to vote thereat shall decide any question brought before such meeting, unless the question is one upon which a vote of a different percent of shares is required by statute or these By-laws, in which case the vote of such different percent of shares shall be required. Each stockholder of record on the applicable record date shall be entitled at every meeting of stockholders to one vote for every share standing in his name on the record of stockholders. Voting at meetings of stockholders need not be by written ballot, unless the holders of a majority of the shares entitled to vote thereat shall so determine.

SECTION 2.09. Proxies. Each stockholder entitled to vote at a meeting of stockholders or to express consent or dissent to corporate action in writing without a meeting may authorize another person or persons to act for him by proxy. Every proxy must be in writing and signed by the stockholder or his attorney-in-fact. No proxy shall be voted or acted upon after three years from its date, unless the proxy provides for a longer period. A duly executed proxy shall be irrevocable for the period stated therein if the proxy states that it is irrevocable and if, and only as long as, it is coupled with an interest sufficient in law to support an irrevocable power. A proxy may remain irrevocable regardless of whether the interest with which it is coupled is an interest in the stock itself or an interest in the Corporation generally.

SECTION 2.10. Action Without a Meeting. Any action required or permitted to be taken at any Annual or Special Meeting of Stockholders may be taken without a meeting, without prior notice and without a vote, if a consent in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted. Prompt notice of the taking of the corporate action without a meeting by less than unanimous written consent shall be given to those stockholders who have not consented in writing. Such written consent shall be filed with the records of the Corporation.


                       ARTICLE III:  BOARD OF DIRECTORS

SECTION 3.01. Powers. The business and affairs of the Corporation shall be managed by or under the direction of the Board of Directors, which may exercise all the powers of the Corporation and do all lawful acts and things which are not expressly reserved to the stockholders by law, by the Certificate of Incorporation or by these By-laws.

SECTION 3.02. Number and Term of Office. Except as hereinafter provided, directors shall be elected at the Annual Meeting of the Stockholders; each director so elected shall serve for one year and until his successor is elected and qualified. The number of directors shall be not less than ten (10) nor more than eighteen (18), the exact number from time to time to be established by the Board of Directors, or its Executive Committee, by appropriate resolution. The directors have power from time to time, and at any time, other than when the stockholders are assembled in a meeting, regular or special, to increase above eighteen (18) or decrease below ten (10) their own number by an amendment to these By-laws. The number of directors shall never be fewer than one (1).

SECTION 3.03. Election. At each meeting of the stockholders for the election of directors, at which a quorum is present, the persons receiving a plurality of the votes cast by the holders of shares entitled to vote in the election shall be elected as directors.

SECTION 3.04. Resignation. Any director may at any time resign from the Board of Directors by delivering a written notice to the Board of Directors, the Chairman of the Board, the President or the Secretary. Such resignation shall take effect at the time specified therein, or, if not so specified, upon receipt of such notice by the Board of Directors, the Chairman of the Board, the President or the Secretary. Unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

SECTION 3.05. Removal. Any director or directors may be removed, with or without cause, by vote of the holders of a majority of the shares then entitled to vote at an election of directors at any Special Meeting of the Stockholders or without a meeting pursuant to Section 2.10.

SECTION 3.06. Vacancies. If one or more vacancies occur in the Board of Directors by reason of death, resignation, expansion of the Board of Directors or otherwise, except insofar as otherwise provided in the case of a vacancy or vacancies occurring by reason of removal by the stockholders, the remaining directors, or the Executive Committee, although less than a quorum, may elect, by a majority vote, a successor or successors for the unexpired term or terms. In the case of the removal of a director under Section 3.05, successors may be elected at the same Special Meeting of Stockholders (or without a meeting under Section 2.10) by the holders of a majority of the shares, or to the extent vacancies are not thereby filled, the remaining directors although less than a quorum, may elect by a majority vote, to fill any vacancy or vacancies created by the removal. Any director elected to fill a vacancy shall hold office until the next meeting of stockholders at which the election of directors is the regular order of business, and until his successor has been elected and qualified.

SECTION 3.07. Annual Meetings. A newly elected Board of Directors shall meet in order to organize, to designate the Chairman of the Board, to elect officers and to transact such other business as may properly come before it. Such annual meeting of the Board of Directors may be held without notice if it shall be held on the day fixed for the Annual Meeting of Stockholders and as soon as practicable after the time and at the place fixed for such stockholders' meeting. If such annual meeting of the Board of Directors shall not be held at such date, hour and place, it shall be held whenever called by the Chairman of the Board or by any two directors at such place, within or without the State of Delaware, and at such time as shall be determined by the person or persons calling such meeting.

SECTION 3.08.  Regular Meetings.

     a. Board of Directors. Regular meetings of the Board of Directors shall, unless otherwise by written notice to each director, either personally, or by mail or telegraph, be held at the office of the Corporation in Chicago, Illinois, annually, immediately following the Annual Meeting of Stockholders and at such other dates as the Chairman of the Board shall establish by promulgation of the corporate calendar and amendments thereto.

     b. Executive Committee. Regular meetings of the Executive Committee of the Board of Directors shall, unless otherwise by written notice to each director who is a member of the Executive Committee, either personally, or by mail or telegraph, be held at the office of the Corporation in Chicago, Illinois, annually, immediately following the annual meeting of the Board of Directors and at such other dates as the Chairman of the Board of the Executive Committee may establish by notice to the members of the Executive Committee or as the Chairman of the Board may establish by promulgation of the corporate calendar.

SECTION 3.09.  Special Meetings.

     a. Board of Directors. Special meetings of the Board of Directors shall be held whenever called by the Chairman of the Board, by the President or by any two directors at such place, within or without the State of Delaware, and at such time as shall be determined by the person or persons calling such meeting.

     b. Executive Committee. Special meetings of the Executive Committee of the Board of Directors shall be held whenever called by the Chairman of the Executive Committee or by any two directors who are members of the Executive Committee at such place, within or without the State of Delaware, and at such time as shall be determined by the person or persons calling such meeting.

SECTION 3.10. Notice of Certain Annual and Special Meetings. Notice of any special meeting and of any annual meeting which does not take place on the day fixed for the Annual Meeting of Stockholders and as soon as practicable after the time and at the place fixed for such stockholder meeting shall be given by first-class mail (airmail in the case of international communications) to each director, addressed to him at his residence or usual place of business, not later than the fifth day before the day on which such meeting is to be held, or shall be sent to him at such place by telegram, telex or similar method, or be delivered personally or by telephone, not later than the third day before the day on which such meeting is to be held. Such notice shall state the place, date and hour of the meeting, and promulgation and delivery of the corporate calendar shall constitute notice to the directors hereunder.

SECTION 3.11. Waiver of Notice. Notice of a meeting need not be given to any director who submits a written waiver of such notice, signed by him, whether before or after such meeting. Neither the business to be transacted at, nor the purpose of, any meeting of the directors need be specified in any written waiver of notice with respect to such meeting. Attendance of a director at a meeting shall constitute a waiver of notice of such meeting, except when the director attends such meeting for the express purpose of objecting, at the beginning of such meeting, to the transaction of any business because the meeting is not lawfully called or convened.

SECTION 3.12. Quorum and Manner of Acting. At any meeting of the Board of Directors, the presence of a majority of the total number of directors shall be requisite and constitute a quorum for the transaction of business. The vote of the majority of the directors present at a meeting at which a quorum is present shall be the act of the Board of Directors. A majority of the directors present, whether or not a quorum is present, may adjourn any meeting to another time and place. Notice in accordance with Section 3.10 of these By-laws of any adjournment of any meeting of the Board of Directors to another time or place shall be given to the directors who were not present at the time of such adjournment and, unless such time and place are announced at the meeting, to the other directors.

SECTION 3.13. Action Without a Meeting. Any action required or permitted to be taken at any meeting of the Board of Directors or of any committee thereof may be taken without a meeting if all members of the Board of Directors or committee, as the case may be, consent thereto in writing and the writing or writings are filed with the minutes of proceedings of the Board of Directors or the committee, as the case may be.

SECTION 3.14. Telephonic Meetings. Members of the Board of Directors or any committee thereof may participate in a meeting of the Board of Directors or committee, as the case may be, by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and such participation shall constitute presence in person at such meeting.

SECTION 3.15.  Committees.

     a. Executive Committee. The Board of Directors may, by resolution passed by a majority of the whole Board, designate from among its members an Executive Committee to consist of one or more directors and may designate one or more directors as alternate members of such committee, who may replace any absent or disqualified member at any meeting thereof. In the absence or disqualification of a member of the Executive Committee, the member or members thereof present at any meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any such absent or disqualified member. The Executive Committee, to the extent permitted by law, shall have and may exercise all the powers and authority of the Board of Directors in the management of the business and affairs of the Corporation and may authorize the seal of the Corporation to be affixed to all papers which may require it. Specifically, but not by way of limitation, the Executive Committee shall have the power and authority to declare dividends, to authorize the issuance of stock and to adopt certificates of ownership and merger pursuant to Section 253 of the Delaware Corporation Law. The Executive Committee shall designate from its members a Chairman of the Executive Committee. The Chairman of the Executive Committee may be removed, with or without cause, by vote of the majority of the Executive Committee. The Executive Committee shall record minutes of each meeting of the Executive Committee and shall submit the same to the Board of Directors at the next meeting of the Board of Directors following such meeting of the Executive Committee. At all meetings of the Executive Committee, a majority of the total number of the members thereof shall constitute a quorum for the transaction of business. The vote of the majority of the members of the Executive Committee present at a meeting at which a quorum is present shall be the act of the Executive Committee. Meetings of the Executive Committee shall, unless otherwise by written notice to the members of the Executive Committee, either personally, or by mail or telegraph, be held on such dates and times and at such places as set forth in the corporate calendar, and amendments thereto, as promulgated by the Chairman of the Board.

     b. Compensation Committee. The Board of Directors may, by resolution passed by a majority of the whole Board, designate from among its members a Compensation Committee to consist of one or more directors and may designate one or more directors as alternate members of such committee, who may replace any absent or disqualified member at any meeting thereof. In the absence or disqualification of a member of the Compensation Committee, the member or members thereof present at any meeting and not disqualified from voting, whether or not such member or members constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any such absent or disqualified member. The Compensation Committee shall have the power and authority to set and determine (and to delegate the authority to set and determine) all matters relating to employees' compensation and benefits including, without limitation, matters of corporate policy over salary, bonuses, benefits, perquisites, and the like, and to establish and amend (and to delegate the authority to establish and amend) the compensation of all officers of the Corporation. The Compensation Committee shall designate from its members a Chairman of the Compensation Committee. The Chairman of the Compensation Committee may be removed, with or without cause, by vote of the majority of the Compensation Committee. The Compensation Committee shall record minutes of each meeting of the Compensation Committee. At all meetings of the Compensation Committee, a majority of the total number of the members thereof shall constitute a quorum for the transaction of business. The vote of the majority of the members of the Compensation Committee present at a meeting at which a quorum is present shall be the act of the Compensation Committee. Meetings of the Compensation Committee shall, unless otherwise by written notice to the members of the Compensation Committee, either personally, or by mail or telegraph, be held on such dates and times and at such places as set forth in the corporate calendar, and amendments thereto, as promulgated by the Chairman of the Board.

     c. Audit Committee. The Board of Directors may, by resolution passed by a majority of the whole Board, designate from among its members an Audit Committee to consist of one or more directors and may designate one or more directors as alternate members of such committee, who may replace any absent or disqualified member at any meeting thereof. In the absence or disqualification of a member of the Audit Committee, the member or members thereof present at any meeting and not disqualified from voting, whether or not such member or members constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any such absent or disqualified member. The Audit Committee shall have such duties, power and authority with respect to the choice of the Corporation's auditors and reviews of the Corporation's financial statements as may, by resolution, be delegated by the Board of Directors from time to time. The Audit Committee shall designate from its members a Chairman of the Audit Committee. The Chairman of the Audit Committee may be removed, with or without cause, by vote of the majority of the Audit Committee. The Audit Committee shall record minutes of each meeting of the Audit Committee and shall submit the same to the Board of Directors at the next meeting of the Board of Directors following such meeting of the Audit Committee. At all meetings of the Audit Committee, a majority of the total number of the members thereof shall constitute a quorum for the transaction of business. The vote of the majority of the members of the Audit Committee present at a meeting at which a quorum is present shall be the act of the Audit Committee. Meetings of the Audit Committee shall, unless otherwise by written notice to the members of the Audit Committee, either personally, or by mail or telegraph, be held on such dates and times and at such places as set forth in the corporate calendar, and amendments thereto, as promulgated by the Chairman of the Board.

     d. Miscellaneous Committees. The Board of Directors shall have the power to appoint or provide for from time to time any such other committees consisting of such directors, officers or other persons and having such powers and functions in the management of the Corporation as may be provided by the Board of Directors and as may be permitted by law, and from time to time to suspend or discontinue the powers and duties of such committees. If the members of any such committee consist of directors, the resolution of the Board of Directors designating such members shall be adopted by a majority of the entire Board of Directors.

     e. Removal. Any member of the Executive Committee or any other committee appointed or provided for by the Board of Directors, or the entire membership of the Executive Committee or of such other committee may be removed, with or without cause, by the vote of the majority of the Board of Directors.

SECTION 3.16. Directors' Fees. The fees and compensation of the directors of the Corporation shall be determined by the vote of the stockholders.


                             ARTICLE IV:  OFFICERS

SECTION 4.01. Elected Officers. The elected officers of the Corporation consist of the Chairman of the Board, who shall be termed "Chairman of the Board of the Board" (and is sometimes referred to as "Chairman of the Board"); one or more Vice Chairmen of the Board (sometimes referred to as "Vice Chairman of the Board"); one or more Presidents; one or more Executive Vice Presidents; one or more Senior Vice Presidents; a Treasurer; a Secretary; a Controller; a Director of Taxes; a General Counsel; and one or more Deputy General Counsels.

SECTION 4.02. Election. The Board of Directors at the first meeting after each Annual Meeting of the Stockholders (a) shall elect by ballot a Chairman of the Board from among the members of the Board, and a Secretary, Controller, General Counsel and Treasurer, and (b) may elect (i) one or more Vice Chairmen from among the members of the Board; and (ii) one or more Presidents including Senior Group Presidents or Group Presidents; one or more Executive Vice Presidents; one or more Senior Vice Presidents; and one or more Deputy General Counsels who need not be members of the Board.

SECTION 4.03. Term and Removal. The term of office of each officer elected pursuant to Section 4.02 or appointed pursuant to Section 4.06 of this Article shall expire on the day of the next annual election. Any officer may be removed from office, either with or without cause or hearing, at any time by the affirmative vote of a majority of the members of the Board of Directors then in office. A vacancy in any office arising from any cause may be filled for the unexpired portion of the term by the Board of Directors.

SECTION 4.04. Compensation. The compensation of the officers of the Corporation shall be fixed by the Board of Directors; provided, however, that the Board of Directors may authorize the Chairman of the Board, or the Compensation Committee of the Board of Directors, to fix the compensation of any or all officers.

SECTION 4.05. Powers and Duties. The powers and duties of the respective officers of the Corporation are as follows:

     a. Chairman of the Board. The Chairman of the Board, unless the Board of Directors shall otherwise provide by resolution, shall be the chief executive officer of the Corporation. The Chairman of the Board shall preside at all meetings whether of the stockholders or the Board of Directors. In the absence of the Chairman of the Board, or in the event of his or her inability or refusal to act, the Board of Directors may by vote designate a Vice Chairman to preside at any such meeting, whether of the stockholders or of the Board of Directors. In the absence of any Vice Chairman, or in the event of his or her inability or refusal to act, the Board of Directors may by vote designate from among its members a director to preside at any such meeting, whether of the stockholders or of the Board of Directors. The Chairman of the Board, subject to the power of the Board of Directors to manage the business and affairs of the Corporation or to delegate such power to other officers or employees, shall have general and active supervision over and direction of the business, property and affairs of the Corporation and shall see that resolutions of the Board of Directors are carried into effect. The Chairman of the Board shall execute certificates, contracts, bonds, mortgages, notes, guaranties and other instruments and documents for and on behalf of the Corporation and under the seal of the Corporation where so required. He or she shall have the authority to cause the employment of such employees of the Corporation, other than officers elected by the Board of Directors, as the conduct of the business of the Corporation may require, and to fix their compensation and the compensation of all appointed Officers of the Corporation; to remove or suspend any employee who shall not have been elected by the Board of Directors; and to suspend for cause, pending final action by the Board of Directors, any officer who shall have been elected by the Board of Directors. The Chairman of the Board shall make reports to the Board of Directors as well as the stockholders and shall perform all other duties and exercise all other powers usually pertaining to the offices of Chairman of the Board and chief executive officer of a corporation, and shall perform such further duties and exercise such further powers as may be assigned to him from time to time by the Board of Directors. If there shall be a vacancy in the position of Chairman of the Board, such vacancy may be filled by the Board of Directors. The Chairman of the Board may be removed, with or without cause, by vote of the majority of the Board of Directors.

     b. Vice Chairmen. There may be one or more Vice Chairmen of the Corporation. The Vice Chairmen shall execute certificates, contracts, bonds, mortgages, notes, guaranties and other instruments and documents for and on behalf of the Corporation and under the seal of the Corporation where so required. In the absence of the Chairman of the Board or in the event of his or her inability to act or refusal to act, his or her duties shall be performed and his or her powers may be exercised by such Vice Chairman of the Board as shall be designated by the Board of Directors or, failing such designation, by the Vice Chairmen in order of their election to that office.

     c. President. The President shall, in the absence of the Chairman of the Board and the Vice Chairman of the Board, or in the event of their inability or refusal to act, perform the duties and exercise the powers of the Chairman of the Board described in Section 4.06 hereof. The President has the same power as the Chairman of the Board to execute certificates, contracts, bonds, mortgages, notes, guaranties and other instruments and documents for and on behalf of the Corporation and under the seal of the Corporation where so required. The President shall make reports to the Board of Directors as well as the stockholders and shall perform such other duties as are incidental to the office of President or are properly required of the President by the Chairman of the Board or the Board of Directors.

     d. Senior Group Presidents. The Senior Group Presidents of the several operating groups of the Corporation shall have and exercise general supervision over and direction of the operations of their respective groups and the groups of the Group Presidents reporting to them, in all cases under the direction of the Chairman, and shall have the power to execute certificates, contracts, bonds, mortgages, notes, guaranties and other instruments and documents for and on behalf of the corporation and under the seal of the Corporation and shall perform such other duties as required of them by the Chairman of the Board.

     e. Group Presidents. The Presidents of the several operating groups of the Corporation shall have and exercise general supervision over and direction of the operations of their respective groups, in all cases under the direction of the Chairman, and shall have the power to execute certificates, contracts, bonds, mortgages, notes, guaranties and other instruments and documents for and on behalf of the Corporation and under the seal of the Corporation and shall perform such other duties as required of them by the Chairman or the Board of Directors. Presidents of divisions of a group of the Corporation shall have the same duties and authorities as the Executive Vice Presidents of the Corporation.

     f. Executive Vice Presidents. The Executive Vice Presidents shall be authorized to execute certificates, contracts, bonds, mortgages, notes, guaranties and other instruments and documents for and on behalf of the Corporation and under the seal of the Corporation where so required. They shall also be authorized to perform all duties that from time to time may be prescribed by the Directors, the Chairman of the Board or the Senior Group President or Group President for their respective operating group.

     g. Senior Vice Presidents. The Senior Vice Presidents shall be authorized to execute certificates, contracts, bonds, mortgages, notes, guaranties and other instruments and documents for and on behalf of the Corporation and under the seal of the Corporation where so required. They shall also be authorized to perform all duties that from time to time may be prescribed by the Board of Directors, the Chairman of the Board, or the President.

     h. Controller. The Controller shall have the responsibility for supervision and management of all accounting and bookkeeping functions of the Corporation and of all of its subsidiaries; shall keep or cause to be kept, such books of record of all the income, expenses, losses, gains, assets and liabilities of the Corporation; shall have custody of the accounting records of the Corporation; shall render to the Chairman of the Board, the President and the Board of Directors at meetings of the Board of Directors or whenever else it may be required, an account of all transactions and the financial condition of the Corporation, and shall perform all other duties and exercise all other powers usually pertaining to the office of controller of a corporation and shall perform such other duties and exercise such other powers as may be assigned by the Board of Directors, the Chairman of the Board, or the President. The Controller shall be authorized to appoint, pursuant to Section 4.06, one or more Assistant Controllers who shall perform such duties and exercise such powers as may be assigned to them from time to time by the Board of Directors, the Chairman of the Board, the President or the Controller. In the absence of the Controller or in the event of his inability or refusal to act, his duties shall be performed and his powers may be exercised by such Assistant Controller as shall be designated by the Chairman of the Board or, failing such designation, by the

Assistant Controllers in order of their election to that office. If there shall be a vacancy in the office of Assistant Controller, such person as shall be designated by the Chairman of the Board shall perform the duties and exercise the powers of Assistant Controller.

     i. Treasurer. The Treasurer has custody of the corporate funds and securities and shall deposit all monies and other valuable effects in the name and to the credit of the Corporation in any depositories that are authorized by the Board of Directors; shall disburse the funds of the Corporation as may be directed by the Board of Directors; shall keep a full and accurate account of all monies received and paid on account of the Corporation; and shall render to the Chairman of the Board, the President and the Board of Directors an account of all such transactions at meetings of the Board of Directors or whenever it shall be required. The Treasurer shall perform all other duties and exercise all other powers usually pertaining to the office of the treasurer of a corporation and shall perform such other duties and exercise such other powers as may be assigned to him or her from time to time by the Board of Directors, the Chairman of the Board, or the President. The Treasurer shall appoint, pursuant to Section 4.06, one or more Assistant Treasurers who shall perform such duties and exercise such powers as may be assigned to them from time to time by the Board of Directors, the Chairman of the Board, the President or the Treasurer. In the absence of the Treasurer or in the event of his or her inability or refusal to act, his or her duties shall be performed and his or her powers may be exercised by such Assistant Treasurer as shall be designated by the Chairman of the Board or, failing such designation, by the Assistant Treasurers in the order of their election to that office. If there shall be a vacancy in the office of Assistant Treasurer, such person as shall be designated by the Chairman of the Board shall perform the duties and exercise the powers of Assistant Treasurer.

     j. Secretary. The Secretary shall attend all meetings of the stockholders and Board of Directors, and act as clerk thereof, and record all votes and minutes of all proceedings in a book to be kept for that purpose and shall, when requested, perform like duties for all committees of the Board of Directors.
The Secretary shall give, or cause to be given, notice of meetings of the stockholders and meetings of the Board of Directors and committees thereof if such notice is required by law or pursuant to these By-laws or the rules of procedure of any such committee. The Secretary shall keep in safe custody the seal of the Corporation, and shall have authority to affix the same to any instrument and to attest the same. He or she shall keep and account for all books, documents, papers and records of the Corporation, except those for which some other officer is properly accountable. He or she shall generally perform such duties and exercise such powers usually pertaining to the office of secretary of a corporation. He or she shall perform such further duties and exercise such further powers as may be assigned to him from time to time by the Board of Directors, the Chairman of the Board, or the President. The Secretary shall appoint, pursuant to Section 4.06, one or more Assistant Secretaries who shall perform such duties and exercise such powers as may be assigned to them from time to time by the Board of Directors, the Chairman of the Board, the President or the Secretary. The Secretary and Assistant Secretaries, in addition to their other powers and duties, shall have the authority to execute powers of attorney on behalf of the Corporation. In the absence of the Secretary or in the event of his or her inability or refusal to act, his or her duties shall be performed and his or her powers may be exercised by such Assistant Secretary as shall be designated by the Chairman of the Board or, failing such designation, by the Assistant Secretaries in the order of their election to that office. If there shall be a vacancy in the office of Assistant Secretary, such person as shall be designated by the Chairman of the Board shall perform the duties and exercise the powers of Assistant Secretary.

     k. Director of Taxes. The Director of Taxes shall have the responsibility of supervision of the tax department of the Corporation and shall advise and consult with the Chairman of the Board, the President and the General Counsel on all tax matters affecting the Corporation and its subsidiaries and shall advise and consult with the Chairman of the Board and the President on matters of corporate tax policy; cause compliance with laws and regulations in respect of taxes due; shall select counsel to represent the Corporation in, and shall manage administrative appeals and tax litigation involving, the Corporation; shall render to the General Counsel, the Chairman of the Board, the President and the Board of Directors an account of all tax matters affecting the Corporation; and shall perform all other duties and exercise all other powers usually pertaining to the office of director of taxes of a corporation including the signing of all returns, waivers, consents and any other tax forms on behalf of the Corporation and all its subsidiaries, and shall perform such other duties and exercise such other powers as may be assigned by the Board of Directors, the Chairman of the Board, the President or the General Counsel.

     l. General Counsel and Deputy General Counsels. General Counsel shall have the responsibility for supervision and management of all legal functions of the Corporation and all its subsidiaries; shall select attorneys to represent the Corporation in such matters as he or she shall determine and shall manage their services; shall cause to be negotiated and documented all transactions entered into or involving the Corporation; shall render to the Chairman of the Board, the President and the Board of Directors at meetings of the Board of Directors or whenever else it may be required, an account of all legal matters of or affecting the Corporation and shall perform all other duties and exercise all other powers usually pertaining to the office of general counsel of a corporation and shall perform such other duties and exercise such other powers as may be assigned by the Board of Directors, the Chairman of the Board, or the President. Deputy General Counsels shall supervise and manage the legal functions of the operating division, office or branch of the Corporation designated by and under the direction of the General Counsel, and the Deputy General Counsels shall perform such duties and exercise such powers as may be assigned to them from time to time by the Board of Directors, the Chairman of the Board, the President, or the General Counsel. In the absence of the General Counsel or in the event of his or her inability or refusal to act, his or her duties shall be performed and his or her powers may be exercised by such Deputy General Counsel as shall be designated by the Chairman of the Board or, failing such designation, by the Deputy General Counsels in order of their election to that office. If there shall be a vacancy in the office of General Counsel, such person as shall be designated by the Chairman of the Board shall perform the duties and exercise the powers of General Counsel.

SECTION 4.06. Appointed Officers. The Chairman of the Board without further approval, and the President, managers of corporate staff departments and the Secretary may appoint (with the prior approval of the Chairman of the Board) vice presidents, assistant vice presidents, associate general counsels, senior counsels, counsels, attorneys, assistant controllers, assistant treasurers, assistant secretaries and other appropriate titled officers to assist them in their respective duties. Unless otherwise provided by the elected officer making the appointment, the powers and duties of the appointed officers shall be those approved by the Chairman of the Board and on file with the Secretary.

SECTION 4.07. Group/Divisional Officers. Officers of the Corporation, appointed, pursuant to Section 4.06 above, may be designated as officers of a particular group or division of the Corporation. When officers are so designated, their powers and duties shall be those of an officer with the same title as described in Section 4.06 above, as the case may be, but such powers and duties shall be limited to the activities of their respective group or division.

SECTION 4.08. Voting Corporation's Securities. Unless otherwise ordered by the Board of Directors, the Chairman of the Board or the Chairman of the Board's designee for this specific purpose has full power and authority on behalf of the Corporation to attend and to act and to vote at all meetings of security holders of the corporations in which the Corporation may hold securities, and at those meetings, the Chairman of the Board or the Chairman of the Board's designee shall possess and may exercise any and all rights and powers incident to the ownership of the securities, and which as the owner thereof, the Corporation may have possessed and exercised, if present. The Board of Directors or the Executive Committee by resolution from time to time may confer powers upon any other person or persons.


                        ARTICLE V:  SHARE CERTIFICATES

SECTION 5.01. Form; Signature. The shares of the Corporation shall be represented by certificates; provided that the Board of Directors of the Corporation may provide by resolution or resolutions that some or all of any or all classes or series of its stock shall be uncertificated shares. Any such resolution shall not apply to shares represented by a certificate until such certificate is surrendered to the Corporation. Notwithstanding the adoption of such a resolution by the Board of Directors, every holder of stock represented by certificates and upon request every holder of uncertificated shares shall be entitled to have a certificate signed by, or in the name of the Corporation by the Chairman of the Board or Vice Chairman of the Board, Chief Executive Officer, or the President or Vice President, and by the Treasurer or an Assistant Treasurer, or the Secretary of an Assistant Secretary of the Corporation representing the number of shares registered in certificate form. Any or all the signatures on the certificate may be a facsimile.

SECTION 5.02. Signatures of Former Officer, Transfer Agent or Registrar. In case any officer, transfer agent, or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the Corporation with the same effect as if such person or entity were such officer, transfer agent or registrar at the date of issue.

SECTION 5.03. Transfers of Shares. All transfers of shares of the stock of the Corporation are subject to the terms conditions and restrictions, if any, of the Certificate of Incorporation or any amendment therefor. Transfers of shares of the capital stock of the Corporation shall be made on the books of the Corporation by the registered holder thereof, or by his attorney thereunder authorized by power of attorney duly executed and filed with the Secretary of the Corporation, or with a Transfer Clerk or a Transfer Agent appointed as in
Section 5.06 of this Article, and, if certificated shares, on surrender of the certificate or certificates for the shares properly endorsed and the payment of all taxes thereon. The person in whose name shares of stock are registered on the books of the Corporation shall be considered the owner thereof for all purposes as regards the Corporation; but whenever any transfer of shares is made for collateral security, and not absolutely, that fact, if known, to the Secretary, shall be stated in the entry of transfer. The Board may, from time to time, make any additional rules and regulations as it may deem expedient, not inconsistent with these By laws, concerning the issue, transfer and registration of certificates for shares of the stock of the Corporation.

SECTION 5.04. Closing the Transfer Books. The Board of Directors may close the stock transfer books of the Corporation for a period not exceeding fifty days preceding (a) the date of any stockholders' meeting, (b) the last date on which the consent or dissent of stockholders may be effectively expressed for any purpose without a meeting, or (c) the date fixed for payment of any dividend or the making of any distribution or for the delivery of evidences of rights or evidences of interest arising out of any change, conversion, or exchange of capital stock. In lieu of closing the stock transfer books the Board may in its discretion fix a date not more than fifty days before any of the foregoing dates as the time as of which stockholders entitled to notice of and to vote at the meeting or whose consent or dissent is required or may be expressed for any purpose, or who are entitled to receive dividends, distributions, rights or interests shall be determined; and all persons who are holders of record of voting stock at the date so established by the Board and no other shall be entitled to notice of and to vote at the meeting or to express their consent or dissent, as the case may be, and only stockholders of record at the time so fixed are entitled to receive the dividend, distribution, rights or interests.

SECTION 5.05. Lost, Stolen or Destroyed Stock Certificates. Issuance of New Certificates. The Corporation may issue a new certificate of stock in the place of any certificate theretofore issued by it, alleged to have been lost, stolen or destroyed, and the Corporation may require the owner of the lost, stolen or destroyed certificate, or his legal representative, to give the Corporation a bond sufficient to indemnify it against any claim that may be made against it on account of the alleged loss, theft or destruction of any such certificate or the issuance of such new certificate.

SECTION 5.06. Transfer Agent and Registrar. The Board of Directors may appoint one or more Transfer Clerks or one or more Transfer Agents and one or more Registrars.

SECTION 5.07. Registered Stock. The Corporation shall be protected in treating the persons in whose names shares stand on the record of stockholders as the owners thereof for all purposes; and the Corporation shall not be bound to recognize any equitable or other claim to or interest in such shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by law.


             ARTICLE VI:  INDEMNIFICATION OF OFFICERS, DIRECTORS,
                        EMPLOYEES AND AGENTS; INSURANCE

SECTION 6.01. Third Party Proceedings. The Corporation shall, in accordance with Section 6.03 or 6.04 of these bylaws, indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding whether civil, criminal, administrative or investigative (other than an action by or in the right of the Corporation) by reason of the fact that he or she is or was a director, officer, employee, attorney or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee, attorney or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with such action, suit or proceeding if he or she acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he or she reasonably believed to be in or not opposed to the best interests of the Corporation, and with respect to any criminal action or proceeding, have reasonable cause to believe that his or her conduct was unlawful.

SECTION 6.02 Derivative Shareholder Liability. The Corporation shall, in
             --------------------------------
accordance with Section 6.03 or 6.04 of these bylaws, indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the Corporation to procure a judgment in its favor by reason of the fact that he or she is or was a director, officer, employee, attorney or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee, attorney or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses (including attorneys' fees) actually and reasonably incurred by him in connection with the defense or settlement of such action or suit if he or she acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the Corporation and except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable to the Corporation unless and only to the extent that the Court of Chancery or the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which the Court of Chancery or such other court shall deem proper.

SECTION 6.03 Indemnification Upon Success on the Merits. To the extent that a
             ------------------------------------------
director, officer, employee, attorney or agent of the Corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to in Sections 6.01 and 6.02, or in the defense of any claim, issue or matter therein, he or she shall be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by him in connection therewith.

SECTION 6.04 Indemnification in Other Circumstances. Any indemnification under
             --------------------------------------
Sections 6.01 and 6.02 (unless ordered by a court) shall be made by the Corporation only as authorized in the specific case upon a determination that indemnification of the director, officer, employee, attorney or agent is proper in the circumstances because he has met the applicable standard of conduct set forth in Sections 6.01 and 6.02. Such determination shall be made (1) by the Board of Directors of the Corporation, or its Executive Committee, by a majority vote of a quorum consisting of directors who were not parties to such action, suit or proceeding, or (2) if such a quorum is not obtainable, or, even if obtainable a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, or (3) by the stockholders of the Corporation. Nothing contained herein shall be deemed a limitation on the Corporation's ability to provide indemnifications in the ordinary course of its business.

SECTION 6.05 Payment of Defense Expenses in Advance. The Corporation shall pay
             --------------------------------------
or reimburse the reasonable expenses incurred by a director, officer, employee, attorney or agent who is a party or threatened to be made a party to an action, suit, or proceeding in advance of final disposition of the proceeding if all of the following apply:

(a) The person furnishes the Corporation a written affirmation of his or her good faith belief that he or she has met the applicable standard of conduct set forth in Section 6.01 and 6.02.

(b) The person furnishes the Corporation a written undertaking, executed personally or on his or her behalf, to repay the advance if it shall ultimately be determined by the Board or the Executive Committee thereof, or by a court of competent jurisdiction, that he or she is not entitled to be indemnified by the Corporation as authorized by these By-laws.

(c) No determination is made by the Board or the Executive Committee thereof, or by a court of competent jurisdiction, that the person is precluded from obtaining indemnification under this Section or the Delaware General Corporation Law.

SECTION 6.06 Insurance. The Corporation has the power to purchase and maintain
             ---------
insurance on behalf of any person who is or was a director, officer, employee, attorney or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee, attorney or agent of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not the Corporation has the power to indemnify him against such liability under the provisions of these By-laws.

SECTION 6.07 No Waiver of Rights. The indemnification provided for in this Article shall not be deemed exclusive of any other rights to which those seeking indemnification may be entitled under any by-law, agreement, vote of stockholders or disinterested directors or otherwise, both as to action in an official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director, officer, employee, attorney or agent and shall inure to the benefit of the heirs, executors and administrators of such a person.


                            ARTICLE VII.  DIVIDENDS

SECTION 7. Dividends. The Board of Directors of the Corporation may declare and pay dividends upon the shares of the Corporation's capital stock in any form determined by the Board of Directors, in the manner and upon the terms and conditions provided by law.


                         ARTICLE VIII:  MISCELLANEOUS

SECTION 8.01. Fiscal Year. The Fiscal Year of the Corporation shall be the calendar year.

SECTION 8.02. Seal. The Corporation shall have a seal in such form as the Board of Directors shall approve. The seal may be used by causing it or a facsimile thereof to be impressed or affixed or in any other manner reproduced.

SECTION 8.03. Power to Amend. These By-laws may be adopted, amended or repealed by the Board of Directors, to the extent provided in the Certificate of Incorporation, or by the vote of stockholders.

SECTION 8.04. Promulgation of Corporate Calendar. On or before January 20th of every calendar year, the Chairman of the Board shall promulgate the corporate calendar for that calendar year. The calendar shall set forth the dates, places and times for the Annual Meeting of Stockholders, meetings of the Board of Directors and meetings of the various committees of the Board of Directors. Copies of the corporate calendar shall be delivered to each director and stockholder entitled to notice of meetings. In the event an individual becomes a director subsequent to promulgation of the corporate calendar, he or she shall be provided a copy of the corporate calendar at the time of appointment. The Chairman of the Board may amend the corporate calendar at any time by giving notice to every individual entitled to notice of the meeting whose date, place or time is being amended.


                         ARTICLE IX: EMERGENCY BY-LAWS

SECTION 9. Emergency By-Laws. The provisions of this Article IX, adopted pursuant to the authority of Section 109 of the Delaware Corporation Law, shall become operative during any emergency resulting from an attack on the United States or on a locality in which the Corporation conducts its business or customarily holds meetings of its Board of Directors or stockholders, or during any nuclear or atomic disaster, or during the existence of any catastrophe, or other similar emergency condition, resulting in the death, disability or inability to convene or function of a quorum of the Board of Directors. In any such event, the following procedures shall govern the conduct of the business and affairs of the Corporation:

(a) A meeting of the Board of Directors or of any committee thereof may be called by any officer or director upon notice to such directors as it may be feasible to reach at the time and by such means as may be feasible at the time including publication or radio.

(b) The director or directors in attendance at any meeting called as aforesaid shall constitute a quorum, and may take such action as may, in his or their judgment, be necessary to carry on the functions of the Board of Directors during the period the emergency continues.

(c) In the event no member of the Board of Directors is present to constitute a quorum at any meeting of the Board of Directors during the emergency period, the three senior officers of the Corporation who are present shall be considered in order or rank, as set forth in paragraph d. hereof, and within the same rank in order of seniority of appointment, directors for such meeting.

(d) During the emergency period, the duties, powers and functions of any officer of the Corporation who has been killed or disabled, or is unable for any reason to perform his duties, shall devolve upon and be assumed by the officer next in rank, in the order of their respective seniority by first election, in accordance with the following table of sequence:

          Chairman of the Board
          Vice Chairmen
          President
          Executive Vice Presidents
          Senior Vice Presidents
          Other Vice Presidents
          Assistant Vice Presidents
          Secretary
          Treasurer
          Controller

Duties, powers and functions of any division officer similarly unable to perform shall devolve upon and be assumed by the officer next in rank, in accordance with the same sequence. New officers may be elected, or the accession of officers ratified, at the next regular meeting of the Board of Directors, or at a special meeting called for that purpose. However, as to third persons, the performance of the duties of an officer by one acting pursuant to this Article shall be conclusive evidence of his authority to do so.