Form 10-Q
period 1996-09-30
HELLER FINANCIAL INC
filed 1996-10-31
CIK 46738

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


(Mark One)
 X   QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 1996 PURSUANT TO
---  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934


                         Commission file number 1-6157


                            HELLER FINANCIAL, INC.
                            ----------------------
            (Exact name of registrant as specified in its charter)



          Delaware                                               36-1208070
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


500 W. Monroe Street, Chicago, Illinois                              60661
----------------------------------------                     -------------------
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

     100 shares of Common Stock, $.25 par value, outstanding at October 31, 1996.

================================================================================

                         PART I. FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                (in millions, except for information on shares)

                                               ASSETS                         September 30,        December 31,
                                                                                  1996                1995
                                                                              --------------       ------------
                                                                                (unaudited)
Cash and cash equivalents........................................                $  446              $   599
Receivables (Note 2)
 Commercial loans
   Term loans....................................................                 2,468                2,743
   Revolving loans...............................................                 1,558                1,425
 Real estate loans...............................................                 1,664                1,677
 Equipment loans and leases......................................                 1,411                1,241
 Factored accounts receivable....................................                 1,022                  816
 Indirect consumer loans.........................................                   191                  183
                                                                                 ------               ------
         Total receivables.......................................                 8,314                8,085
 Less: Allowance for losses of receivables (Note 2)..............                   224                  229
                                                                                 ------               ------
         Net receivables.........................................                 8,090                7,856
Investments......................................................                   737                  693
Investments in international joint ventures......................                   244                  233
Other assets.....................................................                   210                  257
                                                                                 ------               ------
         Total assets............................................                $9,727               $9,638
                                                                                 ======               ======
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Senior debt
   Commercial paper and short-term borrowings....................                $2,549               $2,223
   Notes and debentures (Note 3).................................                 4,837                5,145
                                                                                 ------               ------
         Total debt..............................................                 7,386                7,368
Credit balances of factoring clients.............................                   596                  497
Other payables and accruals......................................                   241                  343
                                                                                 ------               ------
        Total liabilities........................................                 8,223                8,208
Minority interest in equity of Heller International Group, Inc...                    54                   46
Stockholders' equity
   Cumulative Perpetual Senior Preferred Stock, Series A
    ($.01 Par Value; stated value, $25; 8.125%;
    5,000,000 shares authorized and outstanding).................                   125                  125
   Cumulative Convertible Preferred Stock, Series D
    (No Par Value; 1/2% under prime; 1,000 shares
    authorized and outstanding)..................................                    25                   25
   Common Stock ($.25 Par Value; 1,000 shares authorized;
    100 shares outstanding) and additional paid-in capital.......                   663                  663
   Retained earnings.............................................                   637                  571
                                                                                 ------               ------
         Total stockholders' equity..............................                 1,450                1,384
                                                                                 ------               ------
         Total liabilities and stockholders' equity..............                $9,727               $9,638
                                                                                 ======               ======

     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (in millions)

                                                                  For the Three Months     For the Nine Months
                                                                  Ended September 30,      Ended September 30,
                                                                  --------------------     -------------------
                                                                    1996        1995        1996        1995
                                                                  --------    --------     ------     --------
                                                                       (unaudited)            (unaudited)

Interest income.................................................    $ 198       $ 215       $ 598       $ 635
Interest expense................................................      111         117         334         348
                                                                    -----       -----       -----       -----
  Net interest income...........................................       87          98         264         287
Fees and other income...........................................       26          54          89         126
Income of international joint ventures..........................       11           9          31          26
                                                                    -----       -----       -----       -----
  Operating revenues............................................      124         161         384         439
Operating expenses..............................................       58          53         177         155
Provision for losses............................................       12          56          61         134
                                                                    -----       -----       -----       -----
  Income before income taxes and minority interest..............       54          52         146         150
Income tax provision............................................       17          15          38          46
Minority interest in income of Heller International Group, Inc..        2           2           4           5
                                                                    -----       -----       -----       -----
  Net income....................................................    $  35       $  35       $ 104       $  99
                                                                    =====       =====       =====       =====




                     CONSOLIDATED CONDENSED STATEMENTS OF
                         CHANGES IN RETAINED EARNINGS
                                 (in millions)


                                                                                                For the Nine Months
                                                                                                Ended September 30,
                                                                                                -------------------
                                                                                                   1996      1995
                                                                                                  ------    ------
                                                                                                     (unaudited)

Retained earnings at December 31, 1995 and 1994...............................                     $ 571     $ 517
   Net income.................................................................                       104        99
   Common stock dividends.....................................................                       (36)      (34)
   Preferred stock dividends..................................................                        (9)       (9)
   Net changes in unrealized holding gains or losses on securities available
     for sale, net of tax.....................................................                         8        (8)
   Deferred translation adjustment, net of tax................................                        (1)        5
                                                                                                   -----     -----
Retained earnings at September 30, 1996 and 1995..............................                     $ 637     $ 570
                                                                                                   =====     =====

     The retained earnings balance includes unrealized net gains (losses) on securities available for sale of $3 and $(3), net of tax, at September 30, 1996 and 1995, respectively. Retained earnings also includes deferred foreign currency translation adjustments of $(15) and $(12), net of tax, at September 30, 1996 and 1995, respectively.

     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                 (in millions)

                                                                                          For the Nine Months
                                                                                          -------------------
                                                                                          Ended September 30,
                                                                                          -------------------
                                                                                            1996        1995
                                                                                          -------     -------
                                                                                              (unaudited)
OPERATING ACTIVITIES
    Net income .......................................................................    $   104     $    99
    Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for losses .........................................................         61         134
        Losses from equity investments ...............................................         50          32
        Increase in net deferred tax asset ...........................................         (6)        (27)
        (Decrease) increase in accounts payable and accrued liabilities ..............        (43)          8
        Undistributed income of international joint ventures .........................        (24)        (21)
        (Decrease) increase in interest payable ......................................        (15)          4
        Other ........................................................................          8         (20)
                                                                                          -------     -------
            Net cash provided by operating activities ................................        135         209

INVESTING ACTIVITIES
    Longer-term loans funded .........................................................     (2,003)     (2,120)
    Collections of principal .........................................................      1,847       1,559
    Sales of longer-term loans .......................................................        435         369
    Net increase in short-term loans and advances to factoring clients ...............       (532)       (523)
    Investment in equity interests, equipment on lease, and other investments ........       (138)       (136)
    Sales of investments and equipment on lease ......................................        117          58
    Other ............................................................................        (11)        (30)
                                                                                          -------     -------
            Net cash used for investing activities ...................................       (285)       (823)

FINANCING ACTIVITIES
    Senior note issues ...............................................................        286       1,132
    Retirement of notes and debentures ...............................................       (593)       (261)
    Increase (decrease) in commercial paper and other short-term borrowings ..........        326        (125)
    Net decrease in advances to affiliates ...........................................         23          34
    Dividends paid on common and preferred stock .....................................        (45)        (43)
                                                                                          -------     -------
            Net cash (used for) provided by financing activities .....................         (3)        737
                                                                                          -------     -------
(Decrease) Increase in cash and cash equivalents .....................................       (153)        123
Cash and cash equivalents at the beginning of the period .............................        599          99
                                                                                          -------     -------
Cash and cash equivalents at the end of the period ...................................    $   446     $   222
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

(2)  Impaired Receivables and Repossessed Assets

     The Company does not recognize interest and fee income on impaired receivables classified as nonearning and on repossessed assets, which are set forth in the following table:

                                                                  September 30,   December 31,
                                                                       1996           1995
                                                                  -------------   ------------
                                                                         (in millions)

  Impaired receivables..........................................      $ 282          $ 261
  Repossessed assets............................................         14             28
                                                                      -----          -----
   Total nonearning assets......................................      $ 296          $ 289
                                                                      =====          =====
  Ratio of total nonearning assets to total lending assets......        3.6%           3.6%
                                                                      =====          =====

     A valuation allowance for repossessed assets of $2 million is included in other assets on the balance sheet at December 31, 1995.

     The average investment in nonearning impaired receivables was $285 million for the nine months ended September 30, 1996.

     Loan Modifications--

     The Company had $14 million of loans that are considered troubled debt restructures at September 30, 1996 and December 31, 1995. The Company also had $53 million of loans at September 30, 1996 that were restructured at a market rate of interest, written down from the original loan balance and returned to earning status. The recorded investment of these receivables is expected to be fully recoverable. Interest income of less than $1 million has been recorded on these receivables under the modified terms. At September 30, 1996, the Company was not committed to lend significant additional funds under the restructured agreements.

     Allowance for Losses--

     The change in the allowance for losses of receivables during the nine month period included an additional provision of $59 million and gross writedowns and recoveries on receivables of $102 million and $38 million, respectively. Impaired receivables with identified reserve requirements were $204 million at September 30, 1996 and $234 million at December 31, 1995.

                                                                  September 30,   December 31,
                                                                       1996           1995
                                                                  -------------   ------------
                                                                         (in millions)

  Identified reserve requirement for impaired receivables.......      $  68          $  57
  Additional allowance for losses of receivables................        156            172
                                                                      -----          -----
     Total allowance for losses of receivables..................      $ 224          $ 229
                                                                      =====          =====
  Ratio of allowance for losses of receivables to
     nonearning impaired receivables...........................          79%            88%
                                                                      =====          =====

(3)  Notes and Debentures

     The Company issued and retired the following notes and debentures during the nine months ended September 30, 1996 (excluding unamortized premium and discount):

                                                                                   Principal
                                                                                    Amount
Senior Debt - Notes and Debentures                                                  ------
Issuances:                                                                       (in millions)
      Variable rate medium-term notes due on various dates ranging from
        January 22, 1997 to November 18, 1998.................................       $162
      6.27% medium-term notes due May 20, 1998................................         20
      6.56% medium-term notes due May 20, 1999................................         31
      6.57% medium-term notes due May 20, 1999................................         25
      6.88% medium-term notes due September 13, 1999..........................         25
      6.79% medium-term notes due September 17, 1999..........................         10
      7.21% medium-term notes due September 13, 2001..........................         13
                                                                                     ----
                                                                                     $286
                                                                                     ====

     Retirements:
      Variable rate medium-term notes due on various dates ranging from
        May 6, 1996 to September 30, 1997.....................................       $345
      Nikkei equity indexed medium-term notes due on December 20, 1999........         23
      6.45% notes due February 15, 1997.......................................         10
      9.22% medium-term notes due on March 28, 1996 and April 1, 1996.........         55
      8.85% notes due April 15, 1996..........................................        100
      9.31% notes due April 22, 1996..........................................         50
      6.45% notes due August 15, 1996.........................................         10
                                                                                     ----
                                                                                     $593
                                                                                     ====

     In April 1996, the Company replaced its existing bank credit facilities with a new agreement that provides $2.3 billion of liquidity support at more favorable terms to the Company. The modified terms of the agreement primarily include reduced pricing and the ability to increase the aggregate facilities to $3 billion.

     In August 1996, the Company replaced its $500 million factored accounts receivable sales program with a new facility. This new facility allows the Company to sell an undivided interest of up to $550 million in a designated pool of its factored accounts receivable to five bank-supported conduits. Underlying liquidity support for the conduits is provided by unaffiliated entities. One of the conduits has an operating agreement with The Fuji Bank, Limited.

(4)  Derivative Financial Instruments Used for Risk Management Purposes

     The Company entered into $310 million of interest rate swaps during the nine months ended September 30, 1996 to more closely match the interest rate and currency characteristics of its debt and assets. These instruments had the effect of converting $275 million of three- and six-month LIBOR based medium-term notes to a fixed rate, $25 million of fixed rate notes to variable rate and $10 million of variable rate medium-term notes based on the federal funds rate to a rate based on three-month LIBOR.

     The Company invests in and operates commercial finance companies internationally. In order to minimize the effect of movements in exchange rates on its financial results, the Company periodically enters into forward currency exchange contracts and options. These financial instruments serve as hedges of its investment in international subsidiaries and joint ventures or effectively hedge the translation of the related foreign currency income. The Company held $264 million of forward contracts and $6 million of purchased options at September 30, 1996.

(5)  Statement of Cash Flows

     Noncash investing activities which occurred during the nine month period ended September 30, 1996 include $9 million of receivables which were classified as repossessed assets. For the nine month periods ended September 30, 1996 and 1995, the Company paid income taxes to its Parent of $60 million and $81 million, respectively, of which $25 million paid in 1996 was related to the 1995 income tax provision.

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

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS                           For the Three Months Ended        For the Nine Months Ended
                                                      September 30,                     September 30,
                                               ---------------------------        -------------------------
                                                                   Percent                          Percent
                                                1996       1995     Change         1996      1995    Change
                                               -----      -----    -------        -----     -----   -------
                                                                    (dollars in millions)

Interest income.........................       $ 198      $ 215      (8)%         $ 598     $ 635     (6)%
Interest expense........................         111        117      (5)            334       348     (4)
                                               -----      -----                   -----     -----
 Net interest income....................          87         98     (11)            264       287     (8)
Fees and other income...................          26         54     (52)             89       126    (29)
Income of international joint ventures..          11          9      22              31        26     19
                                               -----      -----                   -----     -----
 Operating revenues.....................         124        161     (23)            384       439    (13)
Operating expenses......................          58         53       9             177       155     14
Provision for losses....................          12         56     (79)             61       134    (54)
                                               -----      -----                   -----     -----
 Income before taxes and minority
   interest.............................          54         52       4             146       150     (3)
Income tax provision....................          17         15      13              38        46    (17)
Minority interest in income of Heller
 International Group, Inc...............           2          2                       4         5    (20)
                                               -----      -----                   -----     -----
   Net income...........................       $  35      $  35       - %         $ 104     $  99      5%
                                               =====      =====                   =====     =====

     Net income increased by 5% for the nine months ended September 30, 1996 and was unchanged for the third quarter versus the prior year's period due to a significantly reduced provision for losses which was partially offset by a decline in operating revenues and an increase in spending for developing businesses. The decline in the loan loss provision is a result of the continued strong credit quality of the post-1990 portfolio coupled with a decline in gross writedowns and the recognition of several large recoveries on the pre-1990 portfolio. The decrease in operating revenues is primarily a result of a shift in the portfolio mix to lower risk, lower return products and a decline in net investment gains.

     Net interest income declined by 8% and 11% for the nine months and third quarter ended September 30, 1996, respectively. The decrease in interest income reflects the continued shift of the portfolio to lower risk, lower priced asset based products, competitive pricing pressures, reduced fee accelerations on loan payoffs and a decline in market interest rates compared to the prior year. Interest expense has decreased due to a lower effective market interest rate for the Company's debt relative to the prior year.

     Fees and other income is comprised of factoring commissions, fees and participating income and net investment gains. Factoring commissions, which represent the largest component of fees and other income, increased 9% for the nine months ended September 30, 1996 due to an increase in factoring volume. Fees and participating income were lower for the nine months ended September
30, 1996 as compared to the prior year due to lower prepayment fees. Net investment gains were $11 million for the nine month period ended September 30, 1996 while the third quarter had a net investment loss of $5 million. This is a decline from the net investment gains of $29 million and $27 million for the nine and three month periods ended September 30, 1995. Gross investment gains and losses were $61 million and $50 million, respectively, for the nine months ended September 30, 1996 as compared to $61 million and $32 million, respectively, for the nine months ended September 30, 1995.

     Income of international joint ventures increased by 19% for the nine months and 22% for the third quarter ended September 30, 1996 due to earnings growth primarily from European joint ventures, while joint venture income from the Asia/Pacific region also showed substantial growth.

     Operating expenses grew 14% for the nine months and 9% for the third quarter ended September 30, 1996, principally due to continued investment in the growing asset based businesses and the impact of consolidation of the Mexico subsidiary.

     The provision for losses decreased for the nine months and third quarter ended September 30, 1996 as a result of the continued strong credit performance of the post-1990 lending assets combined with lower writedowns and increased recoveries, primarily from the pre-1990 portfolio. The post-1990 portfolio continued to demonstrate excellent credit quality, requiring only $19 million of net writedowns for the nine months ended September 30, 1996. Gross writedowns on receivables and repossessed assets declined to $105 million for the nine month period ended September 30, 1996 as compared to $142 million for 1995. Gross writedowns on the pre-1990 portfolio were $78 million for the nine months ended September 30, 1996 as compared to $111 million for 1995. Recoveries, primarily from pre-1990 lending assets, increased to $38 million for the nine months ended September 30, 1996 as compared to $24 million in 1995.

     The effective income tax rate decreased to 26% for the nine months ended September 30, 1996 from 31% for the same period in 1995. The effective income tax rate for 1996 and 1995 remained below statutory rates due to the effect of earnings from international joint ventures and subsidiaries, the use of foreign tax credits and favorable tax issue resolutions.

PORTFOLIO COMPOSITION

     The Company continues to achieve its goal of building a more balanced, lower-risk portfolio and diversifying its sources of income as evidenced by growth of over $850 million or 29% in the asset based portfolio since December 31, 1995. This portfolio, which is comprised of six distinct business groups, is the largest product category representing 41% of lending assets and investments as of September 30, 1996. Total lending assets and investments grew by $270 million or 3% for the nine months ended September 30, 1996 as growth in asset based finance was partially offset by a decrease in corporate finance of $569 million, of which $246 million or 44% related to the pre-1990 portfolio.


                                                   Lending Assets and Investments as of
                                                   September 30,          December 31,
                                                   -----------------   ----------------
                                                     1996    Percent     1995   Percent
                                                   -------   -------   -------  -------
BY PRODUCT CATEGORY:                                      (dollars in millions)
Asset based finance..............................  $ 3,860     41%     $ 3,003     33%
Corporate finance................................    2,523     27        3,092     34
Real estate finance..............................    1,958     21        1,966     22
International factoring and asset based finance..      543      6          506      6
Specialized finance and investments..............      425      5          472      5
                                                   -------    ---      -------    ---
 Total lending assets and investments............  $ 9,309    100%     $ 9,039    100%
                                                    ======    ===      =======    ===

BY ASSET TYPE:
Receivables......................................  $ 8,314     89%     $ 8,085     89%
Repossessed assets...............................       14      -           28      1
                                                   -------    ---      -------    ---
 Total lending assets............................  $ 8,328     89%     $ 8,113     90%
Investments......................................      737      8          693      8
International joint ventures.....................      244      3          233      2
                                                   -------    ---      -------    ---
 Total investments...............................  $   981     11%     $   926     10%
                                                   -------    ---      -------    ---
  Total lending assets and investments...........  $ 9,309    100%     $ 9,039    100%
                                                   =======    ===      =======    ===

     The asset based lending portfolio is comprised of factored accounts receivable, secured working capital finance, vendor finance program loans and leases, equipment loans and leases to end-users, small business finance activities and indirect consumer finance. The following provides a breakdown among the Company's various asset based product groups:

                                         Lending Assets and Investments as of
                                          September 30,        December 31,
                                         ----------------     ---------------
                                          1996    Percent      1995   Percent
                                         -------  -------     ------  -------
                                                (dollars in millions)
Current Asset Management Group.........   $  986     25%      $  802     27%
Business Credit........................      854     22          601     20
Vendor Finance Division................      682     18          663     22
Commercial Equipment Finance Division..      719     19          543     18
First Capital..........................      419     11          208      7
Sales Finance..........................      200      5          186      6
                                          ------    ---       ------    ---
  Total lending assets and investments.   $3,860    100%      $3,003    100%
                                          ======    ===       ======    ===

     During the nine months ended September 30, 1996 growth in asset based lending assets and investments totaled $857 million and was distributed among all of the asset based product groups. Lending assets and investments for all of the product groups increased due to strong new and existing business fundings totaling $1,675 million during the nine month period. The Company achieved these levels of fundings while maintaining strong credit disciplines in all of its asset based businesses, as evidenced by these portfolios having less than $5 million in net write downs of receivables for the first nine months of 1996. Nonearning assets in these portfolios have remained stable from year end levels and are below 1% of lending assets. At September 30, 1996, the Company had contractually committed to finance an additional $950 million to new and existing asset based finance borrowers.

     Corporate finance lending assets and investments decreased by $569 million as fundings of $527 million were offset by portfolio runoff in pre- and post-1990 accounts and syndications in the post-1990 portfolio. The Company continues to maintain strong credit disciplines on lending multiples and average hold sizes and utilizes syndication capabilities to effectively manage customer concentration levels. At September 30, 1996, the Company was contractually committed to finance an additional $704 million to new and existing corporate finance borrowers. Corporate financings are generally considered by certain regulatory agencies as highly leveraged transactions.

     The real estate portfolio decreased slightly as fundings of $557 million were diversified among various property types. Fundings, primarily in the self storage, industrial, manufactured housing, hotel and apartment property types were offset by continued strong liquidity in the entire portfolio. This liquidity is demonstrated by the sale of $72 million of receivables and investments during the nine months ended September 30, 1996. In addition, the pre-1990 portfolio experienced significant runoff. Unfunded contractual loan commitments to new and existing borrowers were $68 million at September 30, 1996.

     The Company's obligation to fund loan commitments is generally contingent upon the maintenance of specific credit standards by the borrowers.

     Total revenues include interest income and net fees and other income from domestic and consolidated international operations, and the Company's share of the net income of its international joint ventures.

                                                                Total Revenues
                                                    For the Nine Months Ended September 30,
                                                   -----------------------------------------
                                                    1996      Percent     1995     Percent
                                                   -------  -----------  -------  ----------
                                                             (dollars in millions)
Asset based finance..............................    $ 270          38%    $ 212         27%
Corporate finance................................      209          29       310         39
Real estate finance..............................      166          23       184         23
International factoring and asset based finance..       59           8        46          6
Specialized finance and investments..............       14           2        35          5
                                                     -----         ---     -----        ---
  Total revenues.................................    $ 718         100%    $ 787        100%
                                                     =====         ===     =====        ===

     Total revenues decreased by $69 million or 9% from the prior year principally reflecting a decline in interest income and lower net gains from the sale of investments. Consistent with the Company's goal of diversifying its sources of income, revenue growth of $58 million in the asset based finance portfolio has resulted in its emergence as the largest revenue producing group. The increase is due to growth in lending assets and investments across all asset based finance product groups which more than offset the impact of market pricing pressures. Revenues for corporate finance decreased by $101 million from the prior year as a result of lower levels of lending assets and investments coupled with a decline in interest rates and fees received. Revenues for real estate finance decreased by $18 million from the prior year primarily as a result of a decline in interest rates. Revenues for international factoring and asset based finance grew by 28% due primarily to an increase in income from European joint ventures, the impact of consolidating the Mexico subsidiary, and an increase in income from joint ventures and consolidated subsidiaries in the Asia/Pacific region. Revenues from specialized finance and investments were below the prior year due to lower fees and the impact of equity writedowns on project investments in 1996.

PORTFOLIO QUALITY

     The Company continued to execute its strategy of pursuing portfolio growth through lower risk asset based products. These portfolios and those in corporate finance and real estate finance funded under the Company's post-1990 revised lending strategies continued to demonstrate strong credit quality.

                                                             September 30,   December 31,
                                                             -------------   ------------
                                                                  1996           1995
                                                               ----------      ---------
                                                                 (dollars in millions)
LENDING ASSETS AND INVESTMENTS:
 Receivables...............................................         $8,314         $8,085
 Repossessed assets........................................             14             28
                                                                    ------         ------
   Total lending assets....................................          8,328          8,113
 Investments...............................................            981            926
                                                                    ------         ------
   Total lending assets and investments....................         $9,309         $9,039
                                                                    ======         ======

NONEARNING ASSETS:
 Impaired receivables......................................         $  282         $  261
 Repossessed assets........................................             14             28
                                                                    ------         ------
   Total nonearning assets.................................         $  296         $  289
                                                                    ======         ======
 Ratio of nonearning impaired receivables to receivables...            3.4%           3.2%
                                                                    ======         ======
 Ratio of total nonearning assets to total lending assets..            3.6%           3.6%
                                                                    ======         ======

ALLOWANCES FOR LOSSES:
 Allowance for losses of receivables.......................         $  224         $  229
                                                                    ======         ======

RATIO OF ALLOWANCE FOR LOSSES OF RECEIVABLES TO:
   Receivables.............................................            2.7%           2.8%
                                                                    ======         ======
   Nonearning impaired receivables.........................             79%            88%
                                                                    ======         ======

DELINQUENCIES:
 Earning loans delinquent 60 days or more..................         $  117         $  117
                                                                    ======         ======
 Ratio of earning loans delinquent 60 days or more to
   receivables.............................................            1.4%           1.4%
                                                                    ======         ======

                                                                                          For The Nine Months
                                                                                          -------------------
                                                                                          Ended September 30,
                                                                                          -------------------
                                                                                         1996            1995
                                                                                        ------          ------
Net writedowns of lending assets:                                                       (dollars in millions)
 Net writedowns on receivables.....................................................     $   64          $   107
 Net writedowns on repossessed assets..............................................          3               11
                                                                                        ------          -------
        Total net writedowns.......................................................     $   67          $   118
                                                                                        ======          =======
 Ratio of net writedowns to average lending assets (annualized)....................        1.1%             2.0%
                                                                                        ======          =======

 Net writedowns on post-1990 lending assets........................................     $   19          $    24
                                                                                        ======          =======
 Ratio of post-1990 net writedowns to average total lending assets (annualized)....        0.3%             0.4%
                                                                                        ======          =======

     The performance of the lower risk funding strategies employed in the post-1990 portfolio continues to exceed management's expectations as evidenced by the low levels of writedowns and nonearning assets. Total nonearning assets as a percentage of lending assets remained stable for the nine months ended September 30, 1996. Post-1990 nonearning assets totaled $101 million or 1.2% of total lending assets at September 30, 1996, as compared to 1.1% of total lending assets at December 31, 1995. Pre-1990 corporate finance and real estate nonearning assets of $195 million represented 66% of total nonearning assets at September 30, 1996, declining slightly from 1995 year end levels.

     Total net writedowns have decreased considerably for the nine month period ended September 30, 1996 reflecting the continued strong credit performance of the post-1990 portfolio combined with a decrease in writedowns and an increase in recoveries recognized primarily on the pre-1990 portfolio. The post-1990 portfolio continued to demonstrate excellent credit quality requiring only $19 million of net writedowns during the nine month period ended September 30, 1996. Gross writedowns on receivables and repossessed assets for the nine month period ended September 30, 1996 decreased to $105 million, of which $78 million or 74% relate to the pre-1990 portfolio. This compares with gross writedowns of $142 million for the nine months ended September 30, 1995, of which $111 million or 78% relate to the pre-1990 portfolio. Recoveries were $38 million and $24 million for the nine month periods ended September 30, 1996 and 1995, respectively.

     Loans considered troubled debt restructures were $14 million, unchanged from December 31, 1995. The Company also had $53 million of receivables at September 30, 1996 that were restructured at market rates of interest, written down from the original loan balance and returned to earning status. The recorded investment of these receivables is expected to be fully recoverable.

PRE-1990 PORTFOLIO PROFILE
--------------------------

     The Company continued its efforts to reduce the pre-1990 corporate finance and real estate portfolios. The following table provides a breakdown of the pre-1990 portfolio.

                                                                                      SEPTEMBER 30,   DECEMBER 31,
                                                                                      ------------    -----------
                                                                                          1996           1995
                                                                                          ----           ----
Pre-1990 lending assets and investments............................................     $1,122          $1,526
                                                                                        ======          ======
Pre-1990 nonearning assets.........................................................     $  195          $  202
                                                                                        ======          ======
Ratio of pre-1990 lending assets and investments
 to total lending assets and investments...........................................       12.1%           16.9%
                                                                                        ======          ======

     A significant decrease in lending assets and investments of $404 million or 26% was realized on the pre-1990 portfolio due to the continued resolution and run-off of accounts during the nine months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     During the first nine months of 1996, the Company increased lending assets and investments by $270 million, retired $593 million of senior notes, and paid $45 million in dividends to common and preferred stockholders. To meet these funding requirements, the Company supplemented its cash flow from operations by increasing commercial paper and short-term borrowings by $326 million, issuing $286 million of senior notes and debentures and reducing cash and cash equivalents by $153 million.

     Leverage and the proportion of commercial paper and short-term borrowings to total debt continued at conservative levels during the first three quarters of 1996. The ratio of commercial paper and short-term borrowings to total debt was 35% and 30% at September 30, 1996 and December 31, 1995, respectively. Leverage (net of short-term investments) was 5.0x at December 31, 1995 and 4.8x at September 30, 1996.

     On April 10, 1996 the Company extended and amended its bank credit facilities. The total bank credit facility of $2.3 billion is comprised of two equal facilities, a 364-day facility expiring April 9, 1997 and a 5-year facility expiring April 10, 2001. In addition, at September 30, 1996 the Company had $550 million available under its factored accounts receivable sale program, $53 million in available foreign bank credit facilities for the consolidated international subsidiaries, and $50 million available under the foreign currency revolving credit facilities. Credit and sale facilities available from unaffiliated financial institutions represent 121% of outstanding commercial paper and short-term borrowings at September 30, 1996.

     In August 1996, the Company replaced its $500 million factored accounts receivable sales program with a new facility. This new facility allows the Company to sell an undivided interest of up to $550 million in a designated pool of its factored accounts receivable to five bank-supported conduits.

RISK MANAGEMENT

     The Company uses derivatives as an integral part of its asset/liability management program to reduce its overall level of financial risk arising from normal business operations. These derivatives, particularly interest rate swap agreements, are used to lower funding costs, diversify sources of funding or alter interest rate exposure arising from mismatches between assets and liabilities. The Company is not an interest rate swap dealer nor is it a trader in derivative securities, and it has not used speculative derivative products for the purpose of generating earnings from changes in market conditions. Agreements entered into during the first nine months of 1996 were entirely related to accomplishing these risk management objectives and consisted of swap agreements with aggregate notional amounts approximating $310 million.

     The Company invests in and operates commercial finance companies internationally. Over the course of time, reported results from the operations and investments in foreign countries may fluctuate in response to exchange rate movements in relation to the U.S. dollar. While the Western European operations and investments are the largest areas of the Company's international activities, reported results will be influenced to a lesser extent by the exchange rate movements in the currencies of other countries in which subsidiaries and investments are located. To limit the effect of movements in exchange rates on financial results, the Company periodically enters into forward currency exchange contracts and purchases options. These financial instruments serve as hedges of translation of its investment in international subsidiaries and joint ventures or effectively hedge the translation of the related foreign currency income. As of September 30, 1996, the Company held $264 million of forward currency exchange contracts and $6 million of purchased options related to this purpose.

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

     On October 23, 1996, the Company filed with the U.S. Securities and Exchange Commission a Current Report on Form 8-K, dated October 22, 1996, to announce the Company's earnings for the quarter ended September 30, 1996.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.



                            HELLER FINANCIAL, INC.



               By:         Lauralee E. Martin
                  ------------------------------------------

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



Date:  October 31, 1996