Form 10-K
period 1996-12-31
HELLER FINANCIAL INC
filed 1997-02-11
CIK 46738

                                                                           1996

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

                  For the Fiscal Year Ended December 31, 1996

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

      Registrant's telephone number, including area code: (312) 441-7000

          Securities registered pursuant to Section 12(b) of the Act:

                 TITLE OF EACH CLASS                   NAME OF EXCHANGE ON WHICH REGISTERED
                 -------------------                   ------------------------------------
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

    Number of shares of Common Stock outstanding at February 11, 1997: 100.
                  Documents incorporated by reference: None.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      Website is http://www.hellerfin.com

                               TABLE OF CONTENTS

 ITEM NO.                           NAME OF ITEM                            PAGE
 --------                           ------------                            ----

                                     PART I
 Item  1. Business.......................................................     3
           Description of the Business...................................     3
           Product Categories............................................     3
            Asset Based Finance..........................................     3
            Cash Flow Lending............................................     5
            Real Estate Finance..........................................     5
            International Asset Based Finance and Factoring..............     5
            Specialized Finance..........................................     5
           Syndication, Securitization and Loan Sale Activities..........     5
           Ownership.....................................................     6
           Summary of Total Revenues, Lending Assets and Investments.....     6
           Rates Charged; Competition; Regulation........................     6
 Item  2. Properties.....................................................     6
 Item  3. Legal Proceedings..............................................     6
 Item  4. Submission of Matters to a Vote of Security Holders............     6

                                    PART II
          Market for Registrant's Common Equity and Related Stockholder
 Item  5. Matters........................................................     7
 Item  6. Selected Financial Data........................................     8
          Management's Discussion and Analysis of Financial Condition and
 Item  7. Results of Operations..........................................     9
           Results of Operations.........................................     9
           Portfolio Composition.........................................    11
           Product Categories............................................    13
           Credit Management.............................................    20
           Portfolio Quality.............................................    21
           Liquidity and Capital Resources...............................    24
           Risk Management...............................................    24
           Accounting Developments.......................................    25
 Item  8. Financial Statements and Supplementary Data....................    26
          Changes in and Disagreements with Accountants on Accounting and
 Item  9. Financial Disclosure...........................................    53

                                    PART III
 Item 10. Directors and Executive Officers of the Registrant.............    54
 Item 11. Executive Compensation.........................................    58
           Summary Compensation Table....................................    58
           Retirement and Other Defined Benefit Plans....................    59
           Compensation of Directors.....................................    60
           Employment Contracts and Termination of Employment and Change
          of Control   Arrangements......................................    60
           Compensation Committee Interlocks and Insider Participation...    61
 Item 12. Security Ownership of Certain Beneficial Owners and Management.    61
           Voting Securities.............................................    61
           Equity Securities.............................................    61
 Item 13. Certain Relationships and Related Transactions.................    62
           Keep Well Agreement with Fuji Bank............................    62
           Tax Allocation Agreements.....................................    63
           Certain Transactions with Fuji Bank and with the Parent and
          Its Subsidiaries...............................................    64
           Certain Other Relationships...................................    65

                                    PART IV
          Exhibits, Financial Statement Schedules and Reports on Form 8-
 Item 14. K..............................................................    66

                                    PART I

ITEM 1. BUSINESS

DESCRIPTION OF THE BUSINESS

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

  The Company is a diversified financial services company which provides a broad array of commercial financial products and services primarily to middle-market companies in the United States and internationally. The Company provides its products and services through five product categories: (1) asset based finance, (2) cash flow lending, (3) real estate finance, (4) international asset based finance and factoring and (5) specialized finance. The middle-market segment served includes entities primarily in the manufacturing and service sectors with annual sales in the range of $15 million to $200 million and in the real estate sector with property values generally in the range of $5 million to $40 million.

  The Company's emphasis has been to grow the lower risk asset based finance businesses, maintain significant franchises in corporate finance and real estate finance and continue to grow its international asset based lending businesses. The asset based businesses have developed to become the largest product category in assets and revenues. Earnings quality has been strengthened through the growth in the asset based businesses which provide more consistent revenue streams and produce lower and less volatile credit quality costs. The Company manages asset quality through the use of disciplined underwriting standards and aggressive account management techniques. The underwriting standards and credit disciplines employed on the post-1990 corporate finance and real estate finance portfolios have resulted in strong credit quality for these portfolios. In addition, the Company continues to significantly reduce its pre-1990 corporate finance and real estate finance portfolios. The Company has maintained a conservative capital structure with substantial equity, low leverage and moderate reliance for funding on the commercial paper market.

PRODUCT CATEGORIES

  The Company offers a wide range of financial products and services to its customers through five product categories.

 ASSET BASED FINANCE

  Asset based financing is offered by six distinct product groups: Heller Current Asset Management ("Current Asset Management"), Heller Business Credit ("Business Credit"), Heller Equipment Finance and Leasing ("Equipment Finance and Leasing"), Heller Vendor Finance ("Vendor Finance"), Heller First Capital ("First Capital") and Heller Sales Finance ("Sales Finance").

  Current Asset Management provides working capital financing, receivables management, and credit protection to companies in a broad range of industries. Current Asset Management is the fourth largest domestic factor in the United States and is the Company's oldest business with over 50 years of operations. The group offers factoring services to over 600 clients and 80,000 customers primarily in the apparel, textile, houseware, transportation, and home furnishings industries. In return for a commission, the group purchases the client's accounts receivables and provides collection, credit protection and management information services. Working capital is provided by advancing on a formula basis a percentage of the purchase price of the client's factored accounts receivables. Current Asset Management also provides advances against inventory on a formula basis.

  Business Credit provides asset based working capital and term financing to middle market companies for refinancings, recapitalizations, acquisitions, seasonal borrowing, debtor-in-possession (DIP) and post-DIP transactions through senior loans secured primarily by accounts receivables and inventory. The group provides financing to manufacturers, retailers, wholesalers, distributors, exporters, and service firms. The group also serves as co-lender or participant in transactions agented by other asset based lenders. Revolving credit facilities and term loans are generally cross-collateralized. The Company protects its position against deterioration of a borrower's performance by using established advance rates against eligible collateral. Transaction sizes range from $5 million to $75 million, and the group utilizes syndication capabilities to lower the average retained transaction size to approximately $20 million in commitments and $10 million in fundings.

  Equipment Finance and Leasing is comprised of four direct origination finance divisions: Heller Commercial Equipment Finance ("Commercial Equipment Finance"), Heller Aircraft Finance ("Aircraft Finance"), Heller Public Finance ("Public Finance") and Heller Industrial Equipment Finance ("Industrial Equipment Finance"). Commercial Equipment Finance provides leasing and financing programs to a diverse group of middle market companies collateralized by equipment for expansion, replacement or modernization or to refinance existing equipment obligations. Typically the equipment is essential to the operations of the borrower, and the amount financed is generally not a substantial part of the borrower's capital structure. Commercial Equipment Finance serves various markets including transportation, supermarket, manufacturing, energy, restaurant and food processing. Transaction sizes generally range from $500,000 to $15 million with terms ranging from three to ten years with an average transaction size in 1996 of approximately $4 million. Aircraft Finance offers financing for commercial aircraft and aircraft engines through operating leases, senior and junior secured loans. Transaction sizes range from $5 million to $40 million with terms ranging from five to fifteen years and an average transaction size of approximately $13 million. During 1996, the Company formed Public Finance to provide equipment and project/facility financing to state and local governments and Industrial Equipment Finance to provide collateral based equipment financing to smaller middle market companies in the machine tool, construction, printing and trucking industries. The targeted average transaction size is approximately $2 million for Public Finance and less than $1 million for Industrial Equipment Finance.

  Vendor Finance provides customized equipment leasing and financing programs to manufacturers and distributors of a wide variety of commercial, industrial and technology based products. These services, offered through approximately 75 programs with manufacturers and vendors, are established to finance sales to end users. Transactions under these programs generally have partial or in some cases full recourse to the vendor. The group serves the financing needs of the machining, graphic arts, information technology, energy management, healthcare, communication, and food processing markets. Transactions sizes range from $50,000 to approximately $3 million with an average transaction size of approximately $150,000. The group also provides capital to independent finance and leasing companies.

  First Capital provides long-term financing to independent small businesses and franchises under the United States Small Business Administration ("SBA") loan programs. First Capital is one of the largest participants in the SBA's 7(A) loan program under which up to 80% of each loan is guaranteed by the SBA. The Company also makes loans under the SBA's 504 program. These loans are senior to an accompanying SBA loan and have an average loan to collateral value of 50%. First Capital's SBA 7(A) and 504 loans include financing for real estate acquisition, refinancing or construction financing, equipment or business acquisition, permanent working capital for expansion efforts, and debt consolidation. The guaranteed portions of the SBA 7(A) loans are sometimes sold in the secondary market, with servicing rights retained by First Capital. Transaction sizes generally range from $50,000 to $2 million with an average transaction size of approximately $400,000.

  Sales Finance provides financing primarily through senior lines and to a lesser extent subordinated debt to originators of consumer receivables. Financing is primarily provided for vacation ownership, home equity and improvement, non-prime auto, security alarm monitoring contracts and municipal tax liens. Sales Finance is a major capital source in the United States in the vacation ownership industry. Transaction sizes generally range from $3 million to $25 million with an average transaction size of approximately $7 million.

 CASH FLOW LENDING

  Heller Corporate Finance ("Corporate Finance") is a leading provider of middle market financing based on the cash flows underlying a client's business. This lending is generally provided through coordination with private equity sponsors and includes the financing of corporate recapitalizations, refinancings, expansions, acquisitions and buy-outs of publicly and privately held entities in a wide variety of industries. Loans are provided on both a term and revolving basis for periods of up to ten years and are typically collateralized by senior liens on the borrower's stock or assets or both. Transactions may also include some unsecured or subordinated financings or modest non-voting equity investments. The group also serves as co-lender or participant in transactions agented by other asset based lenders. Transaction sizes range from $5 million to $50 million, and the group utilizes syndication capabilities to lower the average retained transaction size to approximately $16 million in commitments and $9 million in fundings for 1996. Corporate Finance also invests in equity funds generally originated by equity sponsors.

 REAL ESTATE FINANCE

  Heller Real Estate Financial Services ("Real Estate Finance") specializes in providing financing products to real estate owners, investors and developers primarily for the acquisition, refinancing and renovation of commercial income-producing properties in a wide range of property types and geographic areas. The group is one of the nation's largest providers of loans secured by manufactured housing communities and self storage facility property types to be sold in the capital markets through a commercial mortgage securitization. The group also offers financing for discounted loan portfolio acquisitions, single family housing developments, credit sale-leasebacks and to be built properties with credit tenants. The group also holds investments in acquisition, development and construction transactions as well as certain available for sale debt securities. Loans generally have terms ranging from one to five years and are principally collateralized by first mortgages. Transaction sizes generally range from $1 million to $15 million with an average transaction size of approximately $3 million.

 INTERNATIONAL ASSET BASED FINANCE AND FACTORING

  Heller International Group ("International Group") offers financial products through commercial finance subsidiaries and joint ventures in 18 countries in Europe, Asia/Pacific and Latin America. The joint ventures and subsidiaries primarily provide factoring, asset based financing and receivables management services, and also make loans for acquisition financing, leasing, vendor finance and/or trade finance programs, primarily to small and mid-sized businesses outside the United States. The International Group also makes modest investments in international equity funds.

 SPECIALIZED FINANCE

  Heller Project Finance ("Project Finance"), formerly known as Project Investment and Advisory Division, consists of transactions in project finance offering financing to independent power producers and industrial projects in the oil and gas, coal, mining, paper and environmental industries. Financing is provided in the form of senior and junior secured loans and equity investments. Transaction sizes generally range from $5 million to $25 million with terms of seven to fifteen years.

SYNDICATION, SECURITIZATION AND LOAN SALE ACTIVITIES

  A key element of the Company maintaining strong asset quality is its focus on managing exposure to individual credits and industry concentrations. A major part of the effort is syndicating loans or selling participations to control the concentration of credit risk. The Company has established syndication programs in most of its businesses with receivable syndications and participations totaling $453 million during 1996. In addition, Real Estate Finance originates loans to manufactured housing communities, self storage facilities and multi-tenant industrial property types which may be sold as whole loans or in the capital markets through a commercial mortgage securitization. Other business groups also originate receivables which may be sold as whole loans or through a securitization to take advantage of market pricing and to reduce concentrations of credit risk. During 1996, the Company had loan sales totaling $304 million.

OWNERSHIP

  All of the outstanding Common Stock of the Company is owned by Heller International Corporation (the "Parent"), a wholly-owned subsidiary of The Fuji Bank, Limited ("Fuji Bank"), headquartered in Tokyo, Japan. Fuji Bank also directly owns 21% of the outstanding shares of Heller International Group, Inc., a consolidated subsidiary of the Company engaged in international asset based financing and factoring activities. Fuji Bank is one of the largest banks in the world, with total deposits of approximately $340 billion at September 30, 1996. For a discussion of the "Keep Well Agreement" between Fuji Bank and the Company, see "Certain Relationships and Related Transactions--Keep Well Agreement with Fuji Bank."

SUMMARY OF TOTAL REVENUES, LENDING ASSETS AND INVESTMENTS

  A summary of total revenues, lending assets and investments by product category is included in the "Portfolio Composition" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 11. For information about international operations, see Note 15 to the Consolidated Financial Statements.

RATES CHARGED; COMPETITION; REGULATION

  Rates charged by the Company vary depending on the risk and maturity of the loan, competition, current cost of borrowing to the Company, state usury laws and other governmental regulations. The Company's portfolio of receivables primarily earns interest at variable rates. These variable rates float in accordance with various agreed upon reference rates, including the London Inter-Bank Offered Rate, the Prime rate, the Treasury Bill rate or corporate based lending rates. Competition varies by business group. In general, the Company is subject to competition from a variety of financial institutions, including commercial finance companies, banks and leasing companies.

  As a subsidiary of Fuji Bank, the Company is subject to the limitations imposed by the Bank Holding Company Act of 1956, as amended, and related regulations adopted by the Board of Governors of the Federal Reserve System. Those regulations restrict the Company to activities that have been defined as being so closely related to banking as to be incidental thereto and also restrict certain lending activities. Certain of the Company's equity investments and small business lending activities are subject to the supervision and regulation of the Small Business Administration. To date, such regulations have not had a material adverse effect on the Company.

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

  No matters were acted upon in the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The outstanding Common Stock of the Company is owned entirely by the Parent, which is wholly-owned by Fuji Bank. There is no public trading market for the Company's Common Stock. The Company is prohibited from paying cash dividends on Common Stock unless full cumulative dividends on all outstanding shares of Perpetual Preferred, Convertible Preferred and NW Preferred Stock have been paid. All Preferred Stock dividends have been paid, and in 1996 the Company declared and paid $56 million in cash dividends on Common Stock to its Parent.

ITEM 6. SELECTED FINANCIAL DATA

  The following table presents information from the Company's Consolidated Financial Statements for the five years ended December 31, 1996, which have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report included herein. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the "Financial Statements and Supplementary Data."

                                          FOR THE YEAR ENDED DECEMBER 31,
                                         --------------------------------------
                                          1996    1995    1994    1993    1992
                                         ------  ------  ------  ------  ------
                                               (DOLLARS IN MILLIONS)
INCOME STATEMENT DATA:
Interest income........................  $  807  $  851  $  702  $  620  $  634
Interest expense.......................     452     464     336     264     295
                                         ------  ------  ------  ------  ------
 Net interest income...................     355     387     366     356     339
Fees and other income..................     134     198     170     138     101
Income of international joint ventures.      44      35      21      23      26
                                         ------  ------  ------  ------  ------
 Operating revenues....................     533     620     557     517     466
Operating expenses.....................     247     216     195     174     169
Provision for losses...................     103     223     188     210     252
                                         ------  ------  ------  ------  ------
 Income before income taxes, minority
  interest and change in accounting
  principle............................     183     181     174     133      45
Income tax provision/(benefit).........      43      49      51      11      (5)
Minority interest in income of Heller
 International Group, Inc..............       7       7       5       5       3
                                         ------  ------  ------  ------  ------
 Income before change in accounting
  principle............................     133     125     118     117      47
Cumulative effect of a change in
 accounting principle for income taxes.     --      --      --      --       41
                                         ------  ------  ------  ------  ------
 Net income............................  $  133  $  125  $  118  $  117  $   88
                                         ======  ======  ======  ======  ======
Common dividends paid..................  $   56  $   52  $   20  $  --   $  --
                                         ======  ======  ======  ======  ======
Ratio of earnings to combined fixed
 charges and preferred stock dividends
 (See exhibit 12)......................    1.35x   1.34x   1.44x   1.43x   1.14x
                                         ======  ======  ======  ======  ======
                                                    DECEMBER 31,
                                         --------------------------------------
                                          1996    1995    1994    1993    1992
                                         ------  ------  ------  ------  ------
                                               (DOLLARS IN MILLIONS)
BALANCE SHEET DATA:
Receivables............................  $8,529  $8,085  $7,616  $7,062  $7,465
Allowance for losses of receivables....     225     229     231     221     224
Investments............................     805     693     634     370     280
Investments in international joint
 ventures..............................     272     233     174     144     140
Total assets...........................  $9,926  $9,638  $8,476  $7,913  $7,952
                                         ======  ======  ======  ======  ======
Senior debt:
 Commercial paper and short-term
  borrowings...........................  $2,745  $2,223  $2,451  $1,981  $2,422
 Notes and debentures..................   4,761   5,145   3,930   3,893   3,521
Junior subordinated debt...............     --      --      --       75     225
                                         ------  ------  ------  ------  ------
 Total debt............................  $7,506  $7,368  $6,381  $5,949  $6,168
                                         ======  ======  ======  ======  ======
Total liabilities......................  $8,402  $8,208  $7,107  $6,625  $6,777
Preferred stock........................  $  150  $  150  $  150  $  150  $  150
Common equity..........................   1,317   1,234   1,180   1,103     994
                                         ------  ------  ------  ------  ------
 Total stockholders' equity............  $1,467  $1,384  $1,330  $1,253  $1,144
                                         ======  ======  ======  ======  ======
Ratio of commercial paper and short-
 term borrowings to total debt.........      37%     30%     38%     33%     39%
                                         ======  ======  ======  ======  ======
Ratio of debt (net of short-term
 investments) to total stockholders'
 equity................................     5.0x    5.0x    4.7x    4.7x    5.4x
                                         ======  ======  ======  ======  ======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  During 1996, the Company continued to make significant progress in strengthening earnings, diversifying assets, strengthening asset quality and maintaining a conservative capital structure. Due to significantly lower credit costs in 1996, the Company achieved a fifth consecutive year of increased net income. The lower risk asset based businesses grew to become the largest product category and source of revenue. The asset based businesses provide the Company with a more balanced portfolio, more consistent revenue streams and reduced volatility of credit quality costs. Asset quality is demonstrated by the strong credit performance of the post-1990 portfolio and the significant reduction in the pre-1990 portfolio. The Company's capital structure remained conservative as evidenced by a debt to equity ratio (net of short-term investments) of 5 to 1. Commercial paper and short-term borrowing as a percentage of total debt remained conservative at 37%.

RESULTS OF OPERATIONS

  The following table summarizes the Company's operating results for the years ended December 31, 1996, 1995 and 1994.

                                              FOR THE YEAR      FOR THE YEAR
                                             ENDED DECEMBER    ENDED DECEMBER
                                                   31,               31,
                                            ----------------- -----------------
                                                      PERCENT           PERCENT
                                            1996 1995 CHANGE  1995 1994 CHANGE
                                            ---- ---- ------- ---- ---- -------
                                            (DOLLARS          (DOLLARS
                                               IN                 IN
                                            MILLIONS)         MILLIONS)
Interest income............................ $807 $851    (5)% $851 $702    21%
Interest expense...........................  452  464    (3)   464  336    38
                                            ---- ----         ---- ----
  Net interest income......................  355  387    (8)   387  366     6
Fees and other income......................  134  198   (32)   198  170    16
Income of international joint ventures.....   44   35    26     35   21    67
                                            ---- ----         ---- ----
  Operating revenues.......................  533  620   (14)   620  557    11
Operating expenses.........................  247  216    14    216  195    11
Provision for losses.......................  103  223   (54)   223  188    19
                                            ---- ----         ---- ----
  Income before income taxes and minority
   interest................................  183  181     1    181  174     4
Income tax provision.......................   43   49   (12)    49   51    (4)
Minority interest in income of Heller
 International Group, Inc..................    7    7   --       7    5    40
                                            ---- ----         ---- ----
    Net income............................. $133 $125     6%  $125 $118     6%
                                            ==== ====         ==== ====

 1996 vs. 1995

  The Company achieved record net income for the fourth consecutive year, reporting a 6% increase in 1996 due to a significantly lower provision for losses which offset a reduction in operating revenues and an increase in spending for developing businesses. The decline in the provision for losses is a result of the continued strong credit quality of the newer asset based products and the post-1990 corporate finance and real estate finance portfolios, a significant decrease in gross writedowns on the pre-1990 portfolio and the recognition of several large recoveries on the pre-1990 portfolio. The reduction in operating revenues reflects the shift in the portfolio to lower risk, lower priced products coupled with lower net gains from the sale of investments and a decline in the level of fee accelerations.

  Net interest income decreased by 8% reflecting the continued shift of the portfolio to lower risk, lower return products, competitive pricing pressures, lower levels of fee accelerations and lower average market interest rates. Interest income yields decreased during 1996 to 10.8% from 11.7% in 1995. Interest expense decreased during 1996 due to the decline in the average borrowing rate to 6.5% from 6.9% in 1995.

  Fees and other income is comprised of factoring commissions, fees, participating and other income and net investment gains. Factoring commissions totaled $55 million, increasing 10% during 1996 due to an increase in factoring volume. Fees, participating and other income totaled $76 million and $74 million for 1996 and 1995, respectively. Net investment gains were $3 million for 1996 as compared to $74 million in 1995. Gross investment gains were $106 million and $133 million, while losses and writedowns were $103 million and $59 million in 1996 and 1995, respectively. Losses and writedowns on equity investments were higher in 1996 due to writedowns during the year totaling $53 million on one pre-1990 corporate finance investment. Due to the timing and recognition of investment activity, the Company expects net investment gains to vary from year to year.

  Income of international joint ventures increased by 26% during 1996 primarily due to earnings growth from European joint ventures in the Netherlands and France.

  Operating expenses grew 14% due to continued investments in developing businesses. Management expects the rate of expense growth to decline as the asset based businesses continue to develop.

  The provision for losses decreased dramatically as a result of the continued excellent credit quality of the post-1990 portfolio combined with lower writedowns and increased recoveries, primarily from the pre-1990 portfolio. Gross writedowns were $163 million and $259 million, while recoveries totaled $55 million and $28 million for 1996 and 1995, respectively. Net writedowns on the post-1990 portfolio totaled only $41 million or 50 basis points of total average lending assets in 1996 versus $45 million or 56 basis points of total average lending assets in 1995.

  The effective income tax rate was 23% for 1996 and 27% for 1995, below the statutory rate due to the effect of earnings from international joint ventures, the use of foreign tax credits and favorable tax issue resolution.

1995 vs. 1994

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

  The provision for losses increased by $35 million or 19% over prior year levels as the Company continued to aggressively resolve pre-1990 real estate and corporate finance problem accounts through paydown, sale, restructure or writedown of these accounts. Net writedowns of receivables and repossessed assets increased by $52 million compared to the prior year periods due to this aggressive account management. The Company's newer business portfolios continued to exhibit strong credit quality resulting in a very low level of writeoffs for this portfolio during 1995.

  The Company's effective tax rate decreased to 27% and was below statutory rates primarily due to the favorable resolution of certain state tax issues in 1995.

PORTFOLIO COMPOSITION

  Lending assets and investments increased $581 million or 6% during 1996 as the Company continued to effectively grow the lower risk asset based businesses and reduce the pre-1990 corporate finance and real estate finance portfolios. During 1996, the asset based portfolio became the largest product category and now totals 44% of lending assets and investments. Consistent with this asset growth, asset based finance also became the Company's largest source of revenues at 41%. Due to the secured nature of asset based lending, this portfolio provides more consistent revenue streams and reduces the level and volatility of credit quality costs. The following tables present lending assets and investments by product category and asset type.

                                       LENDING ASSETS AND INVESTMENTS AS OF
                                                   DECEMBER 31,
                                   --------------------------------------------
                                        1996           1995           1994
                                   -------------- -------------- --------------
                                   AMOUNT PERCENT AMOUNT PERCENT AMOUNT PERCENT
                                   ------ ------- ------ ------- ------ -------
                                              (DOLLARS IN MILLIONS)
BY PRODUCT CATEGORY:
Asset based finance............... $4,270    44%  $3,157    35%  $2,305    27%
Corporate finance.................  2,447    26    3,092    34    3,309    39
Real estate finance...............  2,062    21    1,966    22    2,152    25
International asset based finance
 and factoring....................    609     6      506     6      374     5
Specialized finance...............    232     3      318     3      303     4
                                   ------   ---   ------   ---   ------   ---
  Total lending assets and
   investments.................... $9,620   100%  $9,039   100%  $8,443   100%
                                   ======   ===   ======   ===   ======   ===

  Lending assets include receivables and repossessed assets.

BY ASSET TYPE:
Receivables....................... $8,529    89%  $8,085    89%  $7,616    90%
Repossessed assets................     14   --        28     1       19     1
                                   ------   ---   ------   ---   ------   ---
  Total lending assets............  8,543    89    8,113    90    7,635    91
Investments.......................    805     8      693     8      634     7
International joint ventures......    272     3      233     2      174     2
                                   ------   ---   ------   ---   ------   ---
  Total investments...............  1,077    11      926    10      808     9
                                   ------   ---   ------   ---   ------   ---
  Total lending assets and
   investments.................... $9,620   100%  $9,039   100%  $8,443   100%
                                   ======   ===   ======   ===   ======   ===

  Lending Assets and Investments. The Company continues to develop a more balanced, lower risk asset based portfolio while maintaining strong market positions in corporate finance and real estate finance. The asset diversification goal has been accomplished with asset growth of over $1 billion in the asset based businesses in 1996 with all six asset based business groups contributing to this growth. Corporate finance assets and investments decreased by $645 million as fundings of approximately $900 million were offset primarily by portfolio runoff in pre-1990 and post-1990 accounts and syndications in the post-1990 portfolio.

  Investments increased primarily due to increased acquisition, development and construction transactions, operating leases on commercial aircraft and investments in debt securities. The Company's investment in international joint ventures increased due to the impact of undistributed income and an investment made in a factoring company in Chile.

  Concentrations of lending assets of 5% or more at December 31, 1996 and 1995, based on the standard industrial classifications of the borrowers, are as follows:

                                                         DECEMBER 31,
                                                 -----------------------------
                                                      1996           1995
                                                 -------------- --------------
                                                 AMOUNT PERCENT AMOUNT PERCENT
                                                 ------ ------- ------ -------
                                                     (DOLLARS IN MILLIONS)
   Department and general merchandise retail
    stores......................................  $987     12%   $774     10%
   Food, grocery and miscellaneous retail.......   669      8     568      7
   General industrial machines..................   500      6     392      5
   Business services............................   435      5     387      5
   Textiles and apparel manufacturing...........   403      5     529      7

  The department and general merchandise retail stores and the textiles and apparel manufacturing categories are primarily comprised of factored accounts receivable which represent short-term trade receivables from numerous customers. The majority of lending assets in the food, grocery and miscellaneous retail category are revolving and term facilities with borrowers primarily in the business of manufacturing and retailing of food products. The general industrial machines classification is distributed among machinery used for many different industrial applications. Business Services is primarily comprised of computer and data processing services, credit reporting and collection, and miscellaneous business services.

  Total Revenues. Total revenues include interest income, net fees and other income from domestic and consolidated international operations, and the Company's share of the net income of its international joint ventures.

                                    TOTAL REVENUES FOR THE YEAR ENDED DECEMBER
                                                       31,
                                   --------------------------------------------
                                        1996           1995           1994
                                   -------------- -------------- --------------
                                   AMOUNT PERCENT AMOUNT PERCENT AMOUNT PERCENT
                                   ------ ------- ------ ------- ------ -------
                                              (DOLLARS IN MILLIONS)
   Asset based finance............  $400     41%  $  308    28%   $224     25%
   Corporate finance..............   240     24      388    36     367     41
   Real estate finance............   239     24      253    23     218     25
   International asset based
    finance and factoring.........    82      8       64     6      46      5
   Specialized finance............    24      3       71     7      38      4
                                    ----    ---   ------   ---    ----    ---
     Total revenues...............  $985    100%  $1,084   100%   $893    100%
                                    ====    ===   ======   ===    ====    ===

  The decline in total revenues of $99 million or 9% in 1996 is primarily attributable to a shift in the portfolio mix to lower risk, lower yielding products, the impact of competitive pricing pressures and lower net gains from the sale of investments. Asset based finance revenue growth is attributable to the growth in lending assets and investments. Corporate finance revenues have declined as a result of a reduction in lending assets and the run-off of older, higher yielding transactions. Real estate finance revenues have also declined due to a shift in the asset mix. International asset based finance and factoring revenues grew due to an increase in income from European joint ventures and the impact of consolidating the Mexico subsidiary. Specialized finance revenues declined due to lower net equity gains.

PRODUCT CATEGORIES

  Asset based finance. The asset based lending portfolio is comprised of factored accounts receivable, secured working capital finance, equipment loans and leases to end users, vendor finance program loans and leases, small business finance activities, and indirect consumer finance. Asset based emerged as the largest product category in 1996 as the portfolio increased by 35% over the prior year. For the year fundings of over $2.5 billion were offset by repayments and syndications totaling approximately $1.4 billion. The asset based portfolio is described below.

                                                             DECEMBER 31,
                                                         ----------------------
                                                          1996    1995    1994
                                                         ------  ------  ------
                                                             (DOLLARS IN
                                                              MILLIONS)
   Current Asset Management............................. $  928  $  802  $  762
   Business Credit......................................    867     601     300
   Equipment Finance and Leasing........................    820     568     379
   Vendor Finance.......................................    775     663     561
   First Capital........................................    403     208      98
   Sales Finance........................................    268     183      38
                                                         ------  ------  ------
     Total lending assets............................... $4,061  $3,025  $2,138
   Investments..........................................    209     132     167
                                                         ------  ------  ------
     Total lending assets and investments............... $4,270  $3,157  $2,305
                                                         ======  ======  ======
   Nonearning assets.................................... $   23  $   26  $   22
                                                         ======  ======  ======
   Ratio of nonearning assets to total lending assets...    0.6%    0.9%    1.0%
                                                         ======  ======  ======

  Current Asset Management provides factoring services and purchases short-term trade receivables primarily due from department and general merchandise retailers. These accounts are highly liquid with an average turnover of approximately 50 days, and are continuously managed by evaluating the consolidated exposure from all clients to a particular customer. Current Asset Management is the fourth largest U.S. factor in the highly competitive United States factoring industry with volume in excess of $7 billion in 1996. This represents a 14% increase over the prior year, which substantially exceeded the industry's growth rate due to the effective implementation of marketing initiatives.

  Business Credit offers senior secured revolving and term facilities based on accounts receivable, inventory, and to a lesser extent, machinery and equipment. Business Credit provides financing both as agent and on a participation basis with other traditional asset-based lenders in senior secured transactions. The Company protects its position against deterioration of a borrower's performance by using established advance rates against eligible collateral. The group provides financing to manufacturers, retailers, wholesalers, distributors, exporters, and service firms. Transaction sizes range from $5 million to $75 million, and the group utilizes syndication capabilities to lower the average retained transaction size to approximately $20 million in commitments and $10 million in fundings. Terms of transactions usually range from one to seven years. The portfolio is diversified over 17 industries with food and grocery representing 19%, retail representing 13% and no other industry representing more than 10% of lending assets. New business volume increased 38% during 1996 to over $600 million.

  Equipment Finance and Leasing is comprised of four distinct divisions:
Commercial Equipment Finance, Aircraft Finance, Public Finance, and Industrial Equipment Finance. Commercial Equipment Finance offers general equipment financing directly to customers in multiple industries collateralized by equipment for expansion, replacement and modernization, or to refinance existing equipment obligations. The portfolio is comprised of 20 industry classifications with food and grocery representing 15%, computer-related and transportation each representing 14%, and energy representing 10% of lending assets with no other concentrations greater than 10%. Financings generally range from $500,000 to $15 million with terms ranging from three to ten years. Average transaction size is approximately $4 million as of December 31, 1996. New business volume in 1996 was approximately $500 million representing a 37% increase over 1995. Aircraft Finance offers financing for commercial aircraft and equipment through operating leases, senior and junior secured loans. Transaction sizes range from $5 million to $40 million with terms of five to fifteen years. New business volume in 1996 was above $30 million. Substantially all of these assets were under lease at December 31, 1996. During 1996, the Company formed Public Finance to provide equipment and project/facility financing to state and local governments, and Industrial Equipment Finance to provide collateral based equipment financing to smaller middle market companies in the machine tool, construction, printing and trucking industries. The targeted average transaction size is approximately $2 million for Public Finance and less than $1 million for Industrial Equipment Finance.

  Vendor Finance provides customized equipment finance and lease programs to manufacturers and distributors of a wide variety of commercial, industrial and technology-based products. These services are offered through programs with manufacturers and vendors established to finance their sales to end users. Loans to purchasers of equipment are generally made with partial or in some cases full recourse to the vendor. The portfolio is comprised of 32 industry classifications with the graphic arts industry representing 24% of lending assets. Graphic arts is comprised of nearly 400 transactions, the majority of which have partial recourse to the vendor. The business services industry represents 10% of lending assets with no other individual concentrations greater than 10%. For the entire portfolio, individual transactions generally range from $50,000 to approximately $3 million with an average transaction size of approximately $150,000. Vendor Finance is also a provider of financing to independent finance and leasing companies. New business volume increased 30% in 1996 to over $400 million.

  First Capital is one of the largest lenders of Small Business Administration loans providing long-term financing to independent small businesses and franchises under Section 7(A) of the United States Small Business Administration ("SBA") loan guarantee programs. Loans offered include real estate, equipment and business acquisition, refinancing or construction financing, permanent working capital for expansion efforts, and debt consolidation. These loans are guaranteed up to 80% by the SBA. The guaranteed portions of these loans are sometimes sold in the secondary market, with servicing rights retained by the group. First Capital also makes loans under the SBA 504 program. These loans are senior to an SBA accompanying loan and have an average loan to collateral value of 50%. The loans in the SBA 7(A) and 504 programs are generally for amounts up to $2 million and have an average transaction size of $400,000. New business volume increased significantly during 1996 to nearly $400 million. The liquidity in this portfolio was demonstrated by the sale of $122 million of loans in 1996.

  Sales Finance provides primarily senior and to a lesser extent subordinate consumer financing on an indirect basis or through strategic alliances with originator and servicer companies. Financing is provided primarily for vacation ownership, home equity and improvement, non-prime auto, security alarm monitoring contracts and municipal tax liens. Transaction sizes generally range from $3 million to $25 million with an average transaction size of approximately $7 million in 1996. Terms generally range from three to seven years. The group is one of the largest providers of capital to the vacation ownership industry. In addition, the group has a warehouse facility totaling $123 million at December 31, 1996 secured by home improvement loans and first and second priority mortgages made to approximately 6,000 customers. The group experienced a 7% increase in new business volume in 1996 to approximately $300 million.

  The significant growth in asset based lending was accomplished while the Company continued to maintain a very low level of nonearning assets totaling only $23 million or 0.6% of asset based lending assets. Disciplined underwriting standards, strong collateral coverage and active portfolio management have contributed to the low level of nonearning assets as of December 31, 1996.

  The asset based revenues by product group are presented below:

                                                                FOR THE YEAR
                                                                   ENDED
                                                                DECEMBER 31,
                                                               ----------------
                                                               1996  1995  1994
                                                               ----  ----  ----
                                                                (DOLLARS IN
                                                                 MILLIONS)
   Current Asset Management................................... $113  $104  $102
   Business Credit............................................   86    60    25
   Equipment Finance and Leasing..............................   73    54    32
   Vendor Finance.............................................   62    61    48
   First Capital..............................................   47    18    15
   Sales Finance..............................................   19    11     2
                                                               ----  ----  ----
     Total revenues........................................... $400  $308  $224
                                                               ====  ====  ====
   Net writedowns of lending assets........................... $  8  $ 15  $ 21
                                                               ====  ====  ====
   Ratio of net writedowns to average lending assets..........  0.2%  0.4%  1.1%
                                                               ====  ====  ====

  The asset based businesses emerged as the largest revenue producing group in 1996 with revenues increasing across all asset based businesses. Revenues increased by $92 million or 30%. The most significant increases in revenues came from First Capital with $29 million, Business Credit with $26 million, and Equipment Finance and Leasing with $19 million. These increases were the result of a related increase in lending assets and investments and gains realized from First Capital's sales of receivables. Asset based products continued to demonstrate very favorable credit experience as evidenced by the low levels of writedowns during the year which totaled only 0.2% of average asset based lending assets. Equipment Finance and Leasing, Vendor Finance and Sales Finance did not experience any net writedowns during the year.

  At December 31, 1996, the asset based groups were contractually committed to finance an additional $970 million to new and existing borrowers, generally contingent upon the maintenance of specific credit standards. Since many of the commitments are expected to remain unused, the total commitment amounts do not necessarily represent future cash requirements. No significant commitments exist to provide additional financing related to nonearning assets.

  Corporate finance. Corporate finance provides financing for corporate recapitalizations, refinancings, expansions, acquisitions and buy-outs of publicly and privately held companies. Loans are provided on both a term and revolving basis for periods of up to ten years and are typically collateralized by senior liens on the borrower's stock or assets or both. Transactions may also include some unsecured or subordinated financings or modest non-voting equity investments. Strong underwriting standards and credit disciplines continue to be employed resulting in significantly improved asset quality but lower yielding transactions in the post-1990 portfolio. Corporate Finance has funded transactions with smaller retained balances and has utilized syndication capabilities to reduce exposure to individual credits. Average retained transaction sizes were approximately $9 million for 1996.

  The portfolio is diversified among 25 industries with concentrations of 14% in food and grocery, and 11% in both chemicals/plastics and general industrial machinery with no other industry representing more than 10% of lending assets. Investments are comprised of common and preferred stocks and warrants received in connection with certain financings along with investments in funds established through equity sponsors. Lending assets and investments decreased by $645 million as fundings of approximately $900 million were offset by portfolio run off, syndications and writedowns totaling approximately $1.6 billion. The pre-1990 portfolio decreased by over $350 million, representing more than half of the decline in the corporate finance portfolio.

                                                            DECEMBER 31,
                                                        ----------------------
                                                         1996    1995    1994
                                                        ------  ------  ------
                                                            (DOLLARS IN
                                                             MILLIONS)
   Lending assets...................................... $2,260  $2,930  $3,116
   Investments.........................................    187     162     193
                                                        ------  ------  ------
     Total lending assets and investments.............. $2,447  $3,092  $3,309
                                                        ======  ======  ======
   Post-1990 nonearning assets......................... $   39  $   19  $  --
                                                        ------  ------  ------
   Total nonearning assets............................. $  114  $   89  $  124
                                                        ======  ======  ======
   Ratio of post-1990 nonearning assets to post-1990
    lending assets.....................................    2.1%    0.8%    -- %
                                                        ======  ======  ======
   Ratio of total nonearning assets to total lending
    assets.............................................    5.0%    3.0%    4.0%
                                                        ======  ======  ======
                                                         FOR THE YEAR ENDED
                                                            DECEMBER 31,
                                                        ----------------------
                                                         1996    1995    1994
                                                        ------  ------  ------
                                                            (DOLLARS IN
                                                             MILLIONS)
   Interest income..................................... $  271  $  363  $  330
   Fees and other income...............................    (31)     25      37
                                                        ------  ------  ------
     Total revenues.................................... $  240  $  388  $  367
                                                        ======  ======  ======
   Post-1990 net writedowns of lending assets.......... $   21  $   18  $  --
                                                        ======  ======  ======
   Total net writedowns of lending assets.............. $   51  $  113  $   77
                                                        ======  ======  ======
   Ratio of post-1990 net writedowns to post-1990
    average lending assets.............................    1.0%    0.8%    -- %
                                                        ======  ======  ======
   Ratio of total net writedowns to total average
    lending assets.....................................    2.0%    3.7%    2.3%
                                                        ======  ======  ======

  Interest income decreased due to the lower level of lending assets and investments, a decline in market interest rates, and competitive pricing pressures. Fees and other income decreased significantly during 1996 primarily due to writedowns throughout the year totaling $53 million on one troubled pre-1990 investment.

  Net writedowns of corporate finance lending assets decreased by $62 million primarily due to strong credit quality of the post-1990 lending assets and significant recoveries recognized on the pre-1990 portfolio. The post-1990 portfolio, with net writedowns of $21 million in 1996 versus $18 million in 1995, continued to demonstrate strong credit quality. Gross writedowns and recoveries for corporate finance were $95 million and $44 million compared to $133 million and $20 million in 1996 and 1995, respectively. Pre-1990 gross writedowns and recoveries were $74 million and $44 million for 1996 compared to $115 million and $20 million in 1995.

  At December 31, 1996, corporate finance was contractually committed to finance an additional $887 million to new and existing borrowers, generally contingent upon the maintenance of specific credit standards. Since many of the commitments are expected to remain unused, the total commitment amounts do not necessarily represent future cash requirements. No significant commitments exist to provide additional financing related to nonearning assets.

  Real estate finance. Real estate finance provides financing to owners, investors and developers for acquisition, refinancing and renovation of commercial income producing properties in a wide range of property types and geographic areas. The Company's real estate finance lending and investment philosophy since 1990 emphasizes financing small individual transactions while maintaining geographic and property type diversification in the portfolio. The effectiveness of this strategy is evidenced by extremely low levels of writedowns and nonearning assets on transactions originated in the last six years.

  The real estate finance portfolio is diversified across a wide range of property types and geographic areas. At December 31, 1996 and 1995, real estate finance lending assets and investments were distributed as follows:

                         1996  1995
                         ----  ----
California..............   26%  20%
Midwest.................   13   17
Mid-Atlantic States.....   12   10
Southwest...............   12   11
New York................   11   12
Florida.................   11   13
New England.............    4    9
Other...................   11    8
                         ----  ---
                         100%  100%
                         ====  ===

                         1996  1995
                         ----  ----
Manufactured housing....   16%  13%
General purpose office
 building...............   16   18
Hotel...................   12   14
Industrial..............   11   10
Apartments..............   11    9
Retail..................    9   13
Self Storage............    9    4
Loan Portfolios.........    7   11
Other...................    9    8
                         ----  ---
                         100%  100%
                         ====  ===

  As is demonstrated by the above table, the real estate finance portfolio is well diversified. Real estate finance actively manages the concentrations in the portfolio by property type and geographic area. The group originates loans to manufactured housing communities, self storage facilities, multi-tenant industrial and other property types that may be sold as whole loans or in the capital markets through commercial mortgage securitizations. Real estate finance had whole loan sales of $182 million in 1996 and securitized $220 million of assets in 1995, of which $44 million was retained.

  Real estate finance lending assets and investments increased 5% in 1996 reflecting fundings of approximately $975 million offset by portfolio reduction and asset sales of nearly $900 million, of which over $180 million relates to the pre-1990 portfolio. The majority of the 1996 fundings in real estate finance lending assets is attributable to the financing of self storage facilities, manufactured housing, apartments/condominiums, industrial property and hotels. These loans generally range from $1 million to $15 million, have terms ranging from one to five years and are principally collateralized by first mortgages. The average retained size of real estate financings decreased to less than $4 million at December 31, 1996, reflecting the impact of investment activity where transactions are of a smaller individual size and smaller hold positions in lending transactions.

                                                            DECEMBER 31,
                                                        ----------------------
                                                         1996    1995    1994
                                                        ------  ------  ------
                                                            (DOLLARS IN
                                                             MILLIONS)
Lending assets......................................... $1,734  $1,701  $2,000
Investments............................................    328     265     152
                                                        ------  ------  ------
  Total lending assets and investments................. $2,062  $1,966  $2,152
                                                        ======  ======  ======
Post-1990 nonearning assets............................ $    3  $   10  $  --
                                                        ======  ======  ======
Total nonearning assets................................ $   91  $  142  $  150
                                                        ======  ======  ======
Ratio of post-1990 nonearning assets to post-1990
 lending assets........................................    0.3%    1.0%    -- %
                                                        ======  ======  ======
Ratio of total nonearning assets to total lending
 assets................................................    5.2%    8.3%    7.3%
                                                        ======  ======  ======

  The level of nonearning assets decreased as a result of the group's continued efforts to resolve its pre-1990 problem accounts combined with strong credit performance in the post-1990 real estate portfolio. The Company's ongoing real estate lending and investment philosophy includes financing smaller individual transactions and increasing the diversification of the portfolio in terms of geographic location and property type. The effectiveness of this strategy is evidenced by extremely low levels of nonearning assets in post-1990 transactions.

                                                               FOR THE YEAR
                                                              ENDED DECEMBER
                                                                   31,
                                                              ----------------
                                                              1996  1995  1994
                                                              ----  ----  ----
                                                               (DOLLARS IN
                                                                MILLIONS)
   Interest income........................................... $172  $202  $185
   Fees and other income.....................................   67    51    33
                                                              ----  ----  ----
     Total revenues.......................................... $239  $253  $218
                                                              ====  ====  ====
   Post-1990 net writedowns of lending assets................ $--   $--   $  3
                                                              ====  ====  ====
   Total net writedowns of lending assets.................... $ 37  $ 89  $ 79
                                                              ====  ====  ====
   Ratio of post-1990 net writedowns to post-1990 average
    lending assets...........................................  -- %  -- %  0.3%
                                                              ====  ====  ====
   Ratio of total net writedowns to total average lending
    assets...................................................  2.2%  4.8%  4.0%
                                                              ====  ====  ====

  Interest income declined primarily as a result of a lower interest rate environment coupled with a shift in the mix of the portfolio to lower yielding products. Fees and other income increased primarily due to income from participating interests in acquisition, development and construction transactions.

  Total net writedowns have decreased considerably reflecting the continued excellent credit performance of the post-1990 portfolio combined with a decrease in writedowns on the pre-1990 portfolio. All of the writedowns for 1996 were on the pre-1990 portfolio.

  At December 31, 1996, real estate finance was contractually committed to finance an additional $79 million to new and existing borrowers, generally contingent upon the maintenance of specific credit standards. Since many of the commitments are expected to remain unused, the total commitment amounts do not necessarily represent future cash requirements. No significant commitments exist to provide additional financing related to nonearning assets.

  International asset based finance and factoring. The financial information presented below for the international group includes majority and wholly-owned subsidiaries and joint ventures in commercial finance companies in 18 countries. The assets of consolidated subsidiaries are located in Singapore, Australia and Mexico, while joint ventures consist of investments in 50% or less owned companies in 15 countries in Europe, Latin America and Asia/Pacific. Several of these companies hold leading positions in their served markets. The Company also has modest investments comprised of trading securities in Brazil.

  Consistent with the presentation in the Consolidated Financial Statements, the investments in and income of international joint ventures set forth below represents the Company's ownership share of the net assets and income of the international joint ventures. The following table presents lending assets and investments by region:

                                                                 DECEMBER 31,
                                                                --------------
                                                                1996 1995 1994
                                                                ---- ---- ----
                                                                 (DOLLARS IN
                                                                  MILLIONS)
   Lending assets and investments of consolidated subsidiaries
     Asia/Pacific.............................................. $257 $212 $176
     Latin America.............................................   80   61   24
                                                                ---- ---- ----
                                                                 337  273  200
   Investments in international joint ventures
     Europe....................................................  238  216  165
     Latin America.............................................   20    5    2
     Asia/Pacific..............................................   14   12    7
                                                                ---- ---- ----
                                                                 272  233  174
                                                                ---- ---- ----
       Total lending assets and investments.................... $609 $506 $374
                                                                ==== ==== ====
     Nonearning assets of consolidated subsidiaries............ $ 25 $  9 $  1
                                                                ==== ==== ====

  The increase in lending assets and investments of consolidated subsidiaries is a result of asset growth in all three subsidiaries. Investments in international joint ventures have increased as a result of an investment made in a factoring company in Chile and the effect of undistributed income in the European region. Nonearning assets are primarily related to receivables of the consolidated Mexican subsidiary.

  On a combined basis, the international joint ventures, which are substantially independently financed, had total receivables of $5.2 billion at December 31, 1996, factoring volume and net income of $29.5 billion and $90 million, respectively, for the year ended December 31, 1996. The Company owns interests from 40% to 50% of these joint ventures. The comparable amounts for 1995 for receivables, factoring volume and net income were $5.2 billion, $27.2 billion and $74 million, respectively. The Company's two largest investments in international joint ventures are Factofrance Heller, S.A. and NMB-Heller Holding N.V., which account for 72% of the total investment in and 86% of income of unconsolidated joint ventures. Factofrance Heller, S.A. provides factoring services principally in France. NMB-Heller Holding N.V. operates finance companies primarily located in Holland, Germany and the United Kingdom.

  On February 5, 1997 the Company's subsidiary, Heller International Group, entered into an agreement to acquire the interests of its joint venture partner, Compagnie de Suez, in Factofrance Heller S.A., the largest factoring company in France. As a result, the Company will increase its ownership interest in Factofrance from 48.8% to 97.6%. Heller International Group has been an owner of Factofrance for over 30 years, using the equity method of accounting for its 48.8% ownership position. At December 31, 1996, the International Group's investment in Factofrance is included on the balance sheet in Investments in International Joint Ventures with its share of earnings included in Income of International Joint Ventures on the income statement.

  The acquisition will result in the consolidation of Factofrance's operations which had assets and equity of $1.8 billion and $156 million, respectively, as of December 31, 1996. The purchase is subject to approval by French banking regulators. The purchase price is approximately $190 million and the acquisition is expected to be completed by April 30, 1997.

                                                                  FOR THE YEAR
                                                                 ENDED DECEMBER
                                                                      31,
                                                                 ---------------
                                                                 1996 1995  1994
                                                                 ---- ----  ----
                                                                  (DOLLARS IN
                                                                   MILLIONS)
   Revenues of consolidated subsidiaries
     Asia/Pacific............................................... $26  $23   $16
     Latin America..............................................  12    6     9
                                                                 ---  ---   ---
                                                                  38   29    25
   Income of international joint ventures
     Europe.....................................................  42   35    20
     Asia/Pacific...............................................   2    1     1
     Latin America.............................................. --    (1)  --
                                                                 ---  ---   ---
                                                                  44   35    21
   Total international revenues................................. $82  $64   $46
                                                                 ===  ===   ===

  Total international revenues grew $18 million in 1996 compared to the prior year due to growth in income from European joint ventures and the impact of consolidating the Mexican subsidiary.

  At December 31, 1996, the international group's consolidated subsidiaries were contractually committed to finance an additional $4 million to new and existing borrowers, generally contingent upon the maintenance of specific credit standards. Since many of the commitments are expected to remain unused, the total commitment amounts do not necessarily represent future cash requirements.

  Specialized finance. Project finance consists primarily of transactions originated through structured financing of power producers and industrial projects in the oil and gas, coal, mining, paper and environmental industries.

Financing is provided through senior and junior secured loans and equity investments. Equity finance is composed of subordinated debt and investments originated on a direct basis in middle market companies. The Company is no longer pursuing direct equity investments.

                                                                  DECEMBER 31,
                                                                 --------------
                                                                 1996 1995 1994
                                                                 ---- ---- ----
                                                                  (DOLLARS IN
                                                                   MILLIONS)
   Project finance.............................................. $160 $186 $156
   Equity finance...............................................   72  132  147
                                                                 ---- ---- ----
     Total lending assets and investments....................... $232 $318 $303
                                                                 ---- ---- ----
   Nonearning assets............................................ $ 25 $ 23 $  6
                                                                 ==== ==== ====

  Total lending assets and investments decreased $86 million primarily due to the sale of several equity finance investments and the run-off and writedown of several project finance transactions.

                                                                FOR THE YEAR
                                                               ENDED DECEMBER
                                                                    31,
                                                               ----------------
                                                               1996  1995  1994
                                                               ----  ----  ----
                                                                (DOLLARS IN
                                                                 MILLIONS)
   Interest income............................................ $ 18  $ 23  $ 21
   Fees and other income......................................    6    48    17
                                                               ----  ----  ----
     Total revenues........................................... $ 24  $ 71  $ 38
                                                               ====  ====  ====
   Net writedowns of lending assets........................... $ 12  $ 14  $--
                                                               ====  ====  ====
   Ratio of net writedowns to average lending assets..........  6.4%  7.3%  -- %
                                                               ====  ====  ====

  Interest income decreased due to a decline in average levels for lending assets and lower variable rates of interest. Fees and other income decreased primarily due to lower net gains from the sale of equity investments. Gains from the sale of investments were $44 million and $53 million for the years ended December 31, 1996 and 1995, respectively, offset by losses and writedowns of $37 million and $20 million in 1996 and 1995, respectively.

  At December 31, 1996, specialized finance was contractually committed to finance an additional $125 million to new and existing borrowers, generally contingent upon the maintenance of specific credit standards. Since many of the commitments are expected to remain unused, the total commitment amounts do not necessarily represent future cash requirements. No significant commitments exist to provide additional financing related to nonearning assets.

CREDIT MANAGEMENT

  The Company manages credit risk through its underwriting procedures, centralized approval of individual transactions and active portfolio and account management. Underwriting procedures have been developed for each product category enabling the Company to assess a prospective borrower's ability to perform in accordance with established loan terms. These procedures may include analyzing business or property cash flows and collateral values, performing financial sensitivity analyses and assessing potential exit strategies. Financing and restructuring transactions over a certain amount are reviewed by an independent corporate credit function and require approval by a centralized credit committee.

  The Company manages its portfolio by monitoring transaction size and diversification by industry, geographic area and property type. Through these methods, management identifies and limits exposure to unfavorable risks, and seeks favorable financing opportunities. Loan grading systems are used to monitor the performance of loans by product category and an overall risk classification system is used to monitor the risk characteristics of the total portfolio. These systems generally consider debt service coverage, the relationship of the loan to underlying business or collateral value, industry characteristics, principal and interest risk and credit enhancements such as guarantees, irrevocable letters of credit and recourse provisions. When a problem account is identified, professionals that specialize in the relevant industry formulate strategies to optimize and accelerate the resolution process. A centralized internal audit department, independent of operations, periodically reviews the ongoing credit management of the individual portfolios and reports its findings to senior management and the Audit Committee of the Board of Directors.

PORTFOLIO QUALITY

  The credit quality of the portfolio has continued to improve as a result of the strong credit quality of the post-1990 portfolio and the continued resolution and reduction of pre-1990 accounts. To limit credit exposures the portfolio has been diversified among product lines, industry and geographic concentrations have been reduced, and hold size limits have been established. In addition, disciplined underwriting standards and active portfolio management have been maintained for each business group.

                                                             DECEMBER 31,
                                                         ----------------------
                                                          1996    1995    1994
                                                         ------  ------  ------
                                                             (DOLLARS IN
                                                              MILLIONS)
   LENDING ASSETS AND INVESTMENTS:
   Receivables.........................................  $8,529  $8,085  $7,616
   Repossessed assets..................................      14      28      19
                                                         ------  ------  ------
       Total lending assets............................   8,543   8,113   7,635
   Investments.........................................     805     693     634
   Investments in international joint ventures.........     272     233     174
                                                         ------  ------  ------
       Total investments...............................   1,077     926     808
                                                         ------  ------  ------
       Total lending assets and investments............  $9,620  $9,039  $8,443
                                                         ======  ======  ======
   NONEARNING ASSETS:
   Impaired receivables................................  $  264  $  261  $  284
   Repossessed assets..................................      14      28      19
                                                         ------  ------  ------
       Total nonearning assets.........................  $  278  $  289  $  303
                                                         ======  ======  ======
   Ratio of nonearning impaired receivables to
    receivables........................................     3.1%    3.2%    3.7%
                                                         ======  ======  ======
   Ratio of total nonearning assets to total lending
    assets.............................................     3.3%    3.6%    4.0%
                                                         ======  ======  ======
   ALLOWANCES FOR LOSSES:
   Allowance for losses of receivables.................  $  225  $  229  $  231
   Valuation allowance for repossessed assets               --        2       6
                                                         ------  ------  ------
       Total allowance for losses......................  $  225  $  231  $  237
                                                         ======  ======  ======
   Ratio of allowance for losses of receivables to:
     Receivables.......................................     2.6%    2.8%    3.0%
                                                         ======  ======  ======
     Nonearning impaired receivables...................      85%     88%     81%
                                                         ======  ======  ======
   DELINQUENCIES:
   Earning loans delinquent 60 days or more............  $  143  $  117  $  103
                                                         ======  ======  ======
   Ratio of earning loans delinquent 60 days or more to
    receivables........................................     1.7%    1.4%    1.4%
                                                         ======  ======  ======

                                                                FOR THE YEAR
                                                               ENDED DECEMBER
                                                                    31,
                                                               ----------------
                                                               1996  1995  1994
                                                               ----  ----  ----
                                                                (DOLLARS IN
                                                                 MILLIONS)
   NET WRITEDOWNS OF LENDING ASSETS:
   Net writedowns on receivables.............................  $104  $215  $163
   Net writedowns on repossessed assets......................     4    16    16
                                                               ----  ----  ----
       Total net writedowns..................................  $108  $231  $179
                                                               ====  ====  ====
       Ratio of net writedowns to average lending assets.....   1.3%  2.9%  2.4%
                                                               ====  ====  ====
   Net writedowns on post-1990 lending assets................  $ 41  $ 45  $ 26
                                                               ====  ====  ====
   Ratio of post-1990 net writedowns to average total lending assets...................................................  0.50% 0.56% 0.34%
                                                               ====  ====  ====

  Pre-1990 Portfolio. The pre-1990 corporate finance and real estate finance portfolios experienced a significant decline of $547 million or 36% in 1996 primarily attributable to the continued run-off of accounts and writedowns taken on troubled credits. These portfolios have been reduced by over $1 billion or 51% since 1994 and now comprise only 10% of the Company's total portfolio. The following table provides a breakdown of the pre-1990 portfolio.

                                                          PRE-1990 PORTFOLIO
                                                               PROFILE
                                                          --------------------
                                                          1996   1995    1994
                                                          ----  ------  ------
   Pre-1990 lending assets and investments............... $979  $1,526  $2,012
                                                          ====  ======  ======
   Pre-1990 nonearning assets............................ $163  $  202  $  274
                                                          ====  ======  ======
   Net writedowns on pre-1990 lending assets............. $ 67  $  186  $  153
                                                          ====  ======  ======
   Ratio of pre-1990 net writedowns to average total
    lending assets.......................................  0.8%    2.3%    2.0%
                                                          ====  ======  ======
   Ratio of pre-1990 lending assets and investments to
    total lending assets and investments................. 10.2%   16.9%   23.8%
                                                          ====  ======  ======

  Nonearning Assets. Receivables are classified as nonearning when there is significant doubt as to the ability of the debtor to meet current contractual terms as evidenced by loan delinquency, reduction of cash flows, deterioration in the loan to value relationship or other considerations. Nonearning assets decreased from 3.6% to 3.3% of total lending assets at December 31, 1996. This decrease reflects the strong credit performance of the post-1990 portfolio combined with the continued resolution of the pre-1990 corporate finance and real estate finance troubled accounts. The table below presents nonearning assets by product category.

                                      NONEARNING ASSETS BY PRODUCT CATEGORY
                                   --------------------------------------------
                                        1996           1995           1994
                                   -------------- -------------- --------------
                                   AMOUNT PERCENT AMOUNT PERCENT AMOUNT PERCENT
                                   ------ ------- ------ ------- ------ -------
                                              (DOLLARS IN MILLIONS)
   Asset based finance............  $ 23      8%   $ 26      9%   $ 22      7%
   Corporate finance..............   114     41      89     31     124     41
   Real estate finance............    91     33     142     49     150     50
   International asset based
    finance and factoring.........    25      9       9      3       1    --
   Specialized finance............    25      9      23      8       6      2
                                    ----    ---    ----    ---    ----    ---
     Total nonearning assets......  $278    100%   $289    100%   $303    100%
                                    ====    ===    ====    ===    ====    ===

  The post-1990 portfolio has nonearning assets of only $115 million or 1.3% of total lending assets. The low level of nonearning assets in the post-1990 portfolio is the result of the excellent credit quality of the asset based portfolio and the post-1990 corporate finance and real estate finance portfolios. Asset based finance nonearning assets total only 27 basis points of total lending assets. This portfolio continues to exceed management's expectations relative to anticipated normal nonearning levels. Corporate finance and real estate finance nonearning assets are principally comprised of accounts which were underwritten prior to 1990. Nonearning assets in the corporate finance portfolio increased $25 million from December 31, 1995 to December 31, 1996 due to the net addition of a few pre-1990 accounts. Nonearning assets in the real estate finance portfolio decreased by $51 million due to a combination of collections, restructurings and writedowns on pre-1990 troubled credits. The increase in nonearning assets in international asset based finance and factoring is due principally to troubled credits in Mexico.

  Allowance for Losses. The allowance for losses of receivables is a general reserve available to absorb losses in the entire portfolio. This allowance is established through direct charges to income, and losses are charged to the allowance when all or a portion of a receivable is deemed uncollectible. The allowance is reviewed periodically and adjusted when appropriate given the size and loss experience of the overall portfolio, the effect of current economic conditions and the collectibility and workout potential of identified risk and nonearning accounts. For repossessed assets, if the fair value declines after the time of repossession, a writedown is recorded or a valuation allowance may be established to reflect this reduction in value.

  The allowance for losses of receivables totals $225 million or 2.6% of receivables at December 31, 1996 versus $229 million or 2.8% of receivables at December 31, 1995. The decrease as a percentage of receivables reflects the continued strong credit profile of the post-1990 portfolio and the continued reduction in the size and exposure of the pre-1990 portfolio.

  Delinquent Earning Accounts and Loan Modifications. The level of delinquent earning accounts changes between periods based on the timing of payments and the effects of changes in general economic conditions on the Company's borrowers. Troubled debt restructurings remained stable at $14 million at December 31, 1996 and 1995.

  The Company had $55 million of receivables at December 31, 1996 that were restructured at market rates of interest, written down from the original loan balance and returned to earning status. The recorded investment of these receivables is expected to be fully recoverable.

  Writedowns. Total net writedowns have decreased considerably during 1996 reflecting the strong credit performance of the post-1990 portfolio along with sizable recoveries recognized primarily on the pre-1990 portfolio.

                                         FOR THE YEAR ENDED DECEMBER 31,
                                   --------------------------------------------
                                        1996           1995           1994
                                   -------------- -------------- --------------
                                   AMOUNT PERCENT AMOUNT PERCENT AMOUNT PERCENT
                                   ------ ------- ------ ------- ------ -------
                                              (DOLLARS IN MILLIONS)
   NET WRITEDOWNS OF LENDING
    ASSETS:
   Asset based finance............  $  8      8%   $ 15      6%   $ 21     12%
   Corporate finance..............    51     47     113     49      77     43
   Real estate finance............    37     34      89     39      79     44
   International asset based
    finance and factoring.........   --     --      --     --        2      1
   Specialized finance............    12     11      14      6     --     --
                                    ----    ---    ----    ---    ----    ---
     Total net writedowns.........  $108    100%   $231    100%   $179    100%
                                    ====    ===    ====    ===    ====    ===

  Gross writedowns declined to $163 million in 1996 from $259 million and $201 million in 1995 and 1994, respectively, while gross recoveries increased to $55 million in 1996 as compared to $28 million and $22 million in 1995 and 1994, respectively. Gross writedowns were concentrated in the pre-1990 lending assets representing 69%, 79% and 82% of gross writedowns in 1996, 1995 and 1994, respectively. The Company experienced a decline in gross writedowns on the pre-1990 portfolio in 1996 and expects this trend to continue in 1997. In addition, the mix of writedowns should shift to post-1990 assets as credit performance on those portfolios approaches normalized levels.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has a total of $3.0 billion of liquidity support from unaffiliated entities through its bank credit and receivable sale facilities. The Company's domestic bank credit facilities were increased and extended during 1996 to provide $2.3 billion in liquidity support. These facilities include a $1,162 million one-year credit facility expiring April 9, 1997 and a $1,162 million five-year credit facility expiring April 10, 2001. The one-year credit facility includes a term loan option which expires one year after the option exercise date. The terms of the revised bank credit facilities, which require the Company to maintain stockholders' equity of $900 million, also include reduced pricing. In addition, the Company has $35 million available credit under two foreign currency revolving credit agreements.

  The consolidated international subsidiaries are funded primarily through committed and uncommitted foreign bank credit facilities in local currencies totaling $145 million and $173 million U.S. dollar equivalent, respectively, at December 31, 1996.

  The Company replaced its $500 million factored accounts receivable sales program with a new larger facility. This new facility allows the Company to sell an undivided interest of up to $550 million in a designated pool of its factored accounts receivables to five bank-supported conduits.

  The bank credit facilities together with $550 million available under the factored accounts receivable sale program represent 112% of outstanding commercial paper and short-term borrowings at December 31, 1996 from unaffiliated entities.

  The loan portfolio continued to demonstrate a high degree of liquidity during 1996 as evidenced by the loan repayments and payoffs of $2.5 billion and asset syndications and loan sales of $757 million during 1996.

  During 1996, lending assets and investments increased by $581 million, notes and debentures totaling $1,358 million were retired, and dividends of $68 million were paid to common and preferred stockholders. To meet these funding requirements, the Company supplemented its cash flow from operations by issuing $976 million of senior notes and debentures and increased the level of commercial paper and short-term borrowings by $522 million.

  The Company plans to continue to be active in issuing senior debt during 1997 to support the replacement of $1.4 billion of maturing term debt as well as the combined growth of the asset based and other portfolios. As of December 31, 1996, the Company had $1.3 billion remaining under a shelf registration for the sale of $2.5 billion in debt to be issued from time to time.

  The Company continues to maintain a conservative funding posture as demonstrated by the ratio of commercial paper and short-term borrowings to total debt of 37% at December 31, 1996 compared with 30% at December 31, 1995. The ratio of debt (net of short-term investments) to total stockholders' equity at December 31, 1996, remains conservative at 5.0x at December 31, 1996 and 1995.

  The Company and Fuji Bank are parties to a Keep Well Agreement which provides $500 million of additional liquidity support. This agreement is not cancelable by either party and expires December 31, 2002.

RISK MANAGEMENT

  The Company uses derivatives as an integral part of its asset/liability management program to reduce its overall level of financial risk arising from normal business operations. These derivatives, particularly interest rate swap agreements, are used to lower funding costs, diversify sources of funding or alter interest rate exposure arising from mismatches between assets and liabilities or reduce exposures to foreign exchange fluctuations. All of the derivative instruments are related to accomplishing these risk management objectives. The Company is not an interest rate swap dealer nor is it a trader in derivative securities, and it has not used speculative derivative products for the purpose of generating earnings from changes in market conditions.

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

  The Company has numerous swap agreements with commercial banks and investment banking firms with notional amounts aggregating approximately $4.7 billion at December 31, 1996. This includes $1 billion of basis swaps entered into during 1996, effective January 2, 1997, which have the effect of changing the index on an equivalent amount of debt from a rate based on three month LIBOR to a rate based on Prime. Before the effect of these swap agreements, the Company's variable rate assets exceeded variable rate liabilities by $1.2 billion. After the effect of these interest rate swap agreements, variable rate liabilities exceeded variable rate assets by approximately $408 million. The average interest rates paid by the Company on outstanding indebtedness, before and after the effect of swap agreements, during the three years ended December 31, 1996 are summarized below. The effect of the swap agreements increased interest expense by $13 million during 1996.

                                                               WEIGHTED AVERAGE
                                                                INTEREST RATES
                                 INTEREST RATES INTEREST RATES  ON TOTAL DEBT
                       INTEREST  ON OTHER DEBT  ON OTHER DEBT   INCLUDING THE
                       RATES ON  EXCLUDING THE  INCLUDING THE     EFFECT OF
                      COMMERCIAL EFFECT OF SWAP EFFECT OF SWAP       SWAP
   YEAR                 PAPER      AGREEMENTS     AGREEMENTS      AGREEMENTS
   ----               ---------- -------------- -------------- ----------------
   1996..............    5.7%         6.6%           6.9%            6.5%
   1995..............    6.1          7.0            7.4             6.9
   1994..............    4.6          7.1            6.0             5.5

  In order to minimize the effect of movements in exchange rates on its financial results, the Company periodically enters into forward contracts and purchases options. The Company held $262 million of forward contracts, $42 million of purchased options and $2 million of interest rate cap agreements at December 31, 1996. These financial instruments serve as hedges of its foreign investment in international subsidiaries and joint ventures or effectively hedge the translation of the related foreign currency income. The Company invests in and operates commercial finance companies throughout the world. Over the course of time, reported results from the operations and investments in foreign countries may fluctuate in response to exchange rate movements in relation to the U.S. dollar. While the Western European operations and investments are the largest areas of the Company's activities, reported results will be influenced to a lesser extent by the exchange rate movements in the currencies of other countries in which our subsidiaries and investments are located.

ACCOUNTING DEVELOPMENTS

  The Financial Accounting Standards Board has released Statement of Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

  This pronouncement will not have a significant impact on the Company's financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

          MANAGEMENT REPORT ON RESPONSIBILITY FOR FINANCIAL REPORTING

  The management of Heller Financial, Inc. and its subsidiaries is responsible for the preparation, integrity and objectivity of the accompanying consolidated financial statements. The statements were prepared in accordance with generally accepted accounting principles reflecting, where applicable, management's best estimates and judgments. The other financial information in the December 31, 1996 annual report filed on Form 10-K is consistent with that contained in the consolidated financial statements.

  The Company's consolidated financial statements have been audited by Arthur Andersen LLP, independent public accountants, selected by the holder of the common stock. Arthur Andersen LLP is engaged to audit the consolidated financial statements and conducts such tests and related procedures as it deems necessary in conformity with generally accepted auditing standards. The opinion of the independent auditors, based upon their audits of the consolidated financial statements, is contained in this Form 10-K. Management has made available to Arthur Andersen LLP all the Company's financial records and related data, as well as the minutes of the stockholders' and directors' meetings.

  Management is responsible for establishing and maintaining a system of internal accounting controls and procedures to provide reasonable assurance, at an appropriate cost/benefit relationship, that assets are safeguarded and that transactions are authorized, recorded and reported properly. The internal accounting control system is augmented by a program of internal audits and appropriate reviews by management, written policies and guidelines, and careful selection and training of qualified personnel. Management considers the internal auditors' and Arthur Andersen LLP's recommendations concerning the Company's system of internal accounting controls and takes action in a cost effective manner to appropriately respond to these recommendations. Management believes that the Company's internal accounting controls provide reasonable assurance that assets are safeguarded against material loss from unauthorized use or disposition and that the financial records are reliable for preparing financial statements and other data and for maintaining accountability of assets.

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

                                          Richard J. Almeida
                                          Chairman and Chief Executive Officer

                                          Lauralee E. Martin
                                          Executive Vice President and Chief
                                           Financial Officer

                                          Lawrence G. Hund
                                          Senior Vice President and Controller

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Heller Financial, Inc.:

  We have audited the accompanying consolidated balance sheets of HELLER FINANCIAL, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heller Financial Inc. and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

  We have also previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets as of December 31, 1994, 1993 and 1992, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 1993 (none of which are presented herein), and we have expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the selected financial data for each of the five years in the period ending December 31, 1996, appearing on page 8 is fairly stated in all material respects in relation to the consolidated financial statements from which it has been derived.

                                                            ARTHUR ANDERSEN LLP

Chicago, Illinois
January 24, 1997
   (Except with the matter
   discussed in Note 18, as to
   which the date is February
   5, 1997)

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (IN MILLIONS, EXCEPT FOR INFORMATION ON SHARES)

                                     ASSETS

                                                                  DECEMBER 31,
                                                                  -------------
                                                                   1996   1995
                                                                  ------ ------
Cash and cash equivalents........................................ $  296 $  599
Receivables (Note 2)
  Commercial loans
    Term loans...................................................  2,434  2,743
    Revolving loans..............................................  1,493  1,425
  Real estate loans..............................................  1,726  1,677
  Equipment loans and leases.....................................  1,614  1,241
  Factored accounts receivable...................................    994    816
  Indirect consumer loans........................................    268    183
                                                                  ------ ------
      Total receivables..........................................  8,529  8,085
  Less: Allowance for losses of receivables (Note 2).............    225    229
                                                                  ------ ------
      Net receivables............................................  8,304  7,856
Investments (Note 3).............................................    805    693
Investments in international joint ventures (Note 3).............    272    233
Other assets (Note 3)............................................    249    257
                                                                  ------ ------
      Total assets............................................... $9,926 $9,638
                                                                  ====== ======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Senior debt (Note 4)
  Commercial paper and short-term borrowings..................... $2,745 $2,223
  Notes and debentures...........................................  4,761  5,145
                                                                  ------ ------
      Total debt.................................................  7,506  7,368
Credit balances of factoring clients.............................    590    497
Other payables and accruals......................................    306    343
                                                                  ------ ------
      Total liabilities..........................................  8,402  8,208
Minority interest in equity of Heller International Group, Inc...     57     46
Stockholders' equity (Notes 8 and 9)
  Cumulative Perpetual Senior Preferred Stock, Series A
   ("Perpetual Preferred Stock") ($.01 Par Value; stated value,
   $25; 8.125%; 5,000,000 shares authorized and outstanding).....    125    125
  Cumulative Convertible Preferred Stock, Series D (No Par Value;
   1/2% under prime; 1,000 shares authorized and outstanding)....     25     25
  Common Stock ($.25 Par Value; 1,000 shares authorized; 100
   shares outstanding) and additional paid-in capital............    663    663
  Retained earnings..............................................    654    571
                                                                  ------ ------
      Total stockholders' equity.................................  1,467  1,384
                                                                  ------ ------
      Total liabilities and stockholders' equity................. $9,926 $9,638
                                                                  ====== ======

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)

                                                                   FOR THE YEAR
                                                                  ENDED DECEMBER
                                                                       31,
                                                                  --------------
                                                                  1996 1995 1994
                                                                  ---- ---- ----
Interest income.................................................  $807 $851 $702
Interest expense................................................   452  464  336
                                                                  ---- ---- ----
  Net interest income...........................................   355  387  366
Fees and other income...........................................   134  198  170
Income of international joint ventures..........................    44   35   21
                                                                  ---- ---- ----
  Operating revenues............................................   533  620  557
Operating expenses (Note 10)....................................   247  216  195
Provision for losses (Note 2)...................................   103  223  188
                                                                  ---- ---- ----
  Income before taxes and minority interest.....................   183  181  174
Income tax provision (Note 12)..................................    43   49   51
Minority interest in income of Heller International Group, Inc..     7    7    5
                                                                  ---- ---- ----
  Net income....................................................  $133 $125 $118
                                                                  ==== ==== ====





          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                       FOR THE YEAR ENDED
                                                          DECEMBER 31,
                                                     -------------------------
                                                      1996     1995     1994
                                                     -------  -------  -------
OPERATING ACTIVITIES
  Net income........................................ $   133  $   125  $   118
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Provision for losses............................     103      223      188
    Losses from equity investments..................     103       59       15
    Provision for deferred tax asset................      12      (50)      46
    Loans originated for resale.....................     --       (39)     (90)
    Net proceeds from sales of loans originated for
     resale.........................................     --        42       81
    (Decrease) increase in accounts payable and
     accrued liabilities............................      (1)      34       11
    Undistributed income of international joint
     ventures.......................................     (38)     (26)     (12)
    (Decrease) increase in interest payable.........     (11)      12       14
    Other...........................................     (22)       4        8
                                                     -------  -------  -------
      Net cash provided by operating activities.....     279      384      379
INVESTING ACTIVITIES
  Longer-term loans funded..........................  (3,372)  (3,202)  (2,796)
  Collections of principal..........................   2,521    2,248    1,836
  Sales and syndications of longer-term loans.......     757      708      583
  Net increase in short-term loans and advances to
   factoring clients................................    (427)    (510)    (343)
  Investment in equity interests, equipment on
   lease, and other investments.....................    (305)    (186)    (158)
  Sales of investments and equipment on lease.......     168      148       55
  Other.............................................       3      (17)     (29)
                                                     -------  -------  -------
      Net cash used for investing activities........    (655)    (811)    (852)
FINANCING ACTIVITIES
  Retirement of notes and debentures................  (1,358)    (459)    (878)
  Senior note issues................................     976    1,674      841
  Increase (decrease) in commercial paper and other
   short-term borrowings............................     522     (228)     470
  Net decrease in advances to affiliates............       5        4        2
  Dividends paid on preferred and common stock......     (68)     (64)     (32)
  Other.............................................      (4)     --        (1)
                                                     -------  -------  -------
      Net cash provided by financing activities.....      73      927      402
(Decrease) increase in cash and cash equivalents....    (303)     500      (71)
Cash and cash equivalents at the beginning of the
 year...............................................     599       99      170
                                                     -------  -------  -------
Cash and cash equivalents at the end of the year.... $   296  $   599  $    99
                                                     =======  =======  =======


          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN MILLIONS)

                                         CUMULATIVE    COMMON
                               PERPETUAL CONVERTIBLE STOCK AND
                                SENIOR    PREFERRED  ADDITIONAL
                               PREFERRED    STOCK     PAID IN   RETAINED
                                 STOCK    SERIES D    CAPITAL   EARNINGS TOTAL
                               --------- ----------- ---------- -------- ------
BALANCE AT DECEMBER 31, 1993.    $125        $25        $663      $440   $1,253
Net income...................     --         --          --        118      118
Preferred stock dividends
 (Notes 8 and 9).............     --         --          --        (12)     (12)
Unrealized gains on
 securities available for
 sale, net of tax (Note 3)...     --         --          --        (20)     (20)
Changes in unrealized gains
 on securities available for
 sale, net of tax (Note 3)...     --         --          --         (4)      (4)
Deferred translation
 adjustment, net of tax......     --         --          --         (5)      (5)
                                 ----        ---        ----      ----   ------
BALANCE AT DECEMBER 31, 1994.     125         25         663       517    1,330
Net income...................     --         --          --        125      125
Preferred stock dividends
 (Notes 8 and 9).............     --         --          --        (12)     (12)
Common stock dividends (Note
 9)..........................     --         --          --        (52)     (52)
Changes in unrealized gains
 on securities available for
 sale, net of tax (Note 3)...     --         --          --        (10)     (10)
Deferred translation
 adjustment, net of tax......     --         --          --          3        3
                                 ----        ---        ----      ----   ------
BALANCE AT DECEMBER 31, 1995.     125         25         663       571    1,384
Net income...................     --         --          --        133      133
Preferred stock dividends
 (Notes 8 and 9).............     --         --          --        (12)     (12)
Common stock dividends (Note
 9)..........................     --         --          --        (56)     (56)
Changes in unrealized gains
 and losses on securities
 available for sale, net of
 tax (Note 3)................     --         --          --         18       18
Deferred translation
 adjustment, net of tax           --         --          --        --       --
                                 ----        ---        ----      ----   ------
BALANCE AT DECEMBER 31, 1996.    $125        $25        $663      $654   $1,467
                                 ====        ===        ====      ====   ======

--------
The retained earnings balance included $13 of unrealized gains, $5 of unrealized losses and $5 of unrealized gains on securities available for sale at December 31, 1996, 1995 and 1994, respectively. Retained earnings also included deferred foreign currency translation adjustments of $(14), $(14) and $(17) at December 31, 1996, 1995 and 1994, respectively.


          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Description of the Reporting Entity--

  Heller Financial, Inc. and its subsidiaries (the "Company") are engaged principally in furnishing commercial finance services to businesses in the United States and investing in and operating commercial finance companies throughout the world. The Company operates in the middle market segment of the commercial finance industry, which generally includes entities in the manufacturing and service sectors with annual sales in the range of $15 million to $200 million and in the real estate sector with property values generally in the range of $5 million to $40 million. The Company currently provides services in five product categories: 1) asset based finance, 2) corporate finance, 3) real estate finance, 4) international asset based finance and factoring and 5) specialized finance.

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

 Basis of Presentation--

  The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliated companies owned 50% or less are accounted for by the equity method. Certain temporary interests are included in investments and carried at cost.

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

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

  Income recognition is reviewed on an account by account basis. Collateral is evaluated regularly primarily by assessing the related current and future cash flow streams. Loans are classified as nonearning and all interest and unearned income amortization is suspended when there is significant doubt as to the ability of the debtor to meet current contractual terms. Numerous factors including loan covenant defaults, deteriorating loan-to-value relationships, delinquencies greater than 90 days, the sale of major income generating assets or other major operational or organizational changes may lead to income suspension. An account taken nonearning may be restored to earning status either when all delinquent principal and interest have been paid under the original contractual terms or the account has been restructured and has demonstrated both the capacity to service the amended terms of the debt and has adequate loan to value coverage.

 Allowance for Losses--

  The allowance for losses of receivables is established through direct charges to income. Losses are charged to the allowance when all or a portion of a receivable is deemed impaired and uncollectible as determined by account management procedures. These procedures include assessing how the borrower is affected by economic and market conditions, evaluating operating performance and reviewing loan-to-value relationships. Impaired receivables are measured based on the present value of expected future cash flows discounted at the receivable's effective interest rate, at the observable market price of the receivable, or at the fair value of the collateral if the receivable is collateral dependent. When the recorded balance of an impaired receivable exceeds the relevant measure of value, impairment is recorded through an increase in the provision for losses.

  Management evaluates the allowance for losses on a quarterly basis. Nonearning assets and loans with certain loan grading characteristics are reviewed to determine if there is a potential risk of loss under varying scenarios of performance. The estimates of potential loss for these individual loans are aggregated and added to a general allowance requirement, which is based on the total of all other loans in the portfolio. This total allowance requirement is then compared to the existing allowance for losses and adjustments are made, if necessary.

 Securitized Receivables--

  From time to time certain receivables are securitized and sold to investors. In certain instances, such sales may have limited recourse to the Company. Upon sale of the loans, a gain is recognized for the difference between the net carrying value of the receivables and the fair value of the securities sold. The gain on the sale is reduced by a reserve established for estimated future losses. The gain recognized is recorded in fees and other income. Income from the acceleration of discounts and deferred fees attributed to the loans sold is recorded as interest income. The Company may choose to retain a portion of the securitized receivables. Under these circumstances, the amount of the gain related to the retained portion is deferred and amortized over the life of the securities. The retained securities are recorded as debt securities available for sale. To date, the servicing rights to securitized receivables have been retained by the Company.

  Effective January 1, 1996, the Company adopted the provisions of Statement of Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights." SFAS No. 122 requires that a separate asset be recognized for rights to service mortgage loans for others, however those servicing rights are acquired. The total cost of the mortgage loan is allocated between the servicing rights and the loans sold and retained without the servicing rights, based on their relative fair values. The adoption of this pronouncement did not have a significant effect on the Company's financial position.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

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

  Equipment on lease--Aircraft and equipment under lease are recorded at cost and depreciated over their estimated useful lives principally using the straight line method for financial reporting purposes and accelerated methods for tax purposes. Rental revenue is reported over the lease term as it becomes receivable according to the provisions of the lease.

  Available for sale, trading, and held to maturity securities--Investments designated as available for sale securities are carried at fair value using the specific identification method with unrealized gains or losses included in stockholders' equity, net of related taxes. Trading securities are carried at fair value with the related unrealized gains or losses included currently in fees and other income. Securities that are held to maturity are recorded at amortized cost. Available for sale and held to maturity securities may be written down to fair value to reflect declines in value determined to be other than temporary. The amount of the writedown is included in fees and other income.

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

 Derivative Financial Instruments--

  Derivatives are used as an integral part of asset/liability management to reduce the overall level of financial risk arising from normal business operations. These derivatives, particularly interest rate swap agreements, are

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
used to lower funding costs, diversify sources of funding or alter interest rate exposure arising from mismatches between assets and liabilities. The swap agreements are generally held to maturity and the differential paid or received under these agreements is recognized over the life of the related agreement. The Company is not an interest rate swap dealer nor is it a trader in derivative securities, and it has not used speculative derivative products for the purpose of generating earnings from changes in market conditions.

  The Company periodically enters into forward currency exchange contracts which are designated as hedges of its exposure to foreign currency fluctuations from the translation of its foreign currency denominated investments in certain European, Asian and Latin American joint ventures and subsidiaries. Through these contracts, the Company primarily sells the local currency and buys U.S. dollars. Gains and losses resulting from translation of foreign currency financial statements and the related effects of the hedges of net investments in joint ventures and subsidiaries outside the United States are accumulated in stockholders' equity, net of related taxes, until the international investment is sold or substantially liquidated.

  The Company also periodically enters into forward contracts or purchases options. These financial instruments serve as hedges of its foreign investment in international subsidiaries and joint ventures or effectively hedge the translation of the related foreign currency income. The contracts which serve as hedges of investments in international subsidiaries and joint ventures are carried at fair value with gains or losses deferred and included in the basis of the investment. The change in fair value of contracts which serve to effectively hedge the translation of foreign currency income is recognized immediately and included in the determination of net income.

 Reclassifications--

  Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

2. LENDING ASSETS

  Lending assets include receivables and repossessed assets.

 Diversification of Credit Risk--

  Concentrations of lending assets of 5% or more at December 31, 1996 and 1995, based on the standard industrial classification of the borrower, are as follows:

                                                          DECEMBER 31,
                                                  -----------------------------
                                                       1996           1995
                                                  -------------- --------------
                                                  AMOUNT PERCENT AMOUNT PERCENT
                                                  ------ ------- ------ -------
                                                          (IN MILLIONS)
   Department and general merchandise retail
    stores......................................   $987     12%   $774     10%
   Food, grocery and other miscellaneous retail.    669      8     568      7
   General industrial machines..................    500      6     392      5
   Business services............................    435      5     387      5
   Textiles and apparel manufacturing...........    403      5     529      7

  The department and general merchandise retail stores and the textiles and apparel manufacturing categories are primarily comprised of factored accounts receivable which represent short-term trade receivables from numerous customers. The majority of lending assets in the food, grocery and miscellaneous retail category are revolving and term facilities with borrowers primarily in the business of manufacturing and retailing of food products. The general industrial machines classification is distributed among machinery used for many different industrial applications. Business services is primarily comprised of computer and data processing services, credit reporting and collection, and miscellaneous business services.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

 Contractual Maturity of Loan Receivables--

  The contractual maturities of the Company's receivables at December 31, 1996, which are presented in the table below, should not be regarded as a forecast of cash flows (in millions):

                                                                   AFTER
                                     1997   1998   1999  2000 2001  2001  TOTAL
                                    ------ ------ ------ ---- ---- ------ ------
   Commercial loans................ $  786 $  653 $  662 $483 $489 $  854 $3,927
   Real estate loans...............    323    278    275  208  204    438  1,726
   Equipment loans and leases......    394    333    267  207  180    233  1,614
   Factored accounts receivable....    994    --     --   --   --     --     994
   Indirect consumer loans.........      8    119     13   19   35     74    268
                                    ------ ------ ------ ---- ---- ------ ------
       Total....................... $2,505 $1,383 $1,217 $917 $908 $1,599 $8,529
                                    ====== ====== ====== ==== ==== ====== ======

  Commercial loans consist principally of corporate finance and asset based receivables. Corporate finance receivables are predominantly collateralized by senior liens on the borrower's stock or assets or both. Asset based receivables are collateralized by inventory, receivables and property, plant and equipment owned by the borrowers. Real estate loans are principally collateralized by first mortgages on commercial and residential real estate. Equipment loans and leases are secured by the underlying equipment and the Company often has at least partial recourse to the equipment vendor. Factored accounts receivable are purchased from clients in return for a commission. Indirect consumer loans are primarily to originator or servicer companies of consumer loans on a secured basis.

 Impaired Receivables, Repossessed Assets, and Troubled Debt Restructurings--

  The Company does not recognize interest and fee income on impaired receivables classified as nonearning and on repossessed assets, which are set forth in the following table:

                                                                     DECEMBER
                                                                        31,
                                                                     ----------
                                                                     1996  1995
                                                                     ----  ----
                                                                        (IN
                                                                     MILLIONS)
   Impaired receivables............................................. $264  $261
   Repossessed assets...............................................   14    28
                                                                     ----  ----
       Total nonearning assets...................................... $278  $289
                                                                     ====  ====
   Ratio of total nonearning assets to total lending assets.........  3.3%  3.6%
                                                                     ====  ====

  Nonearning assets have decreased to 3.3% from 3.6% of total lending assets during 1996. Nonearning assets are principally comprised of $91 million from real estate finance and $114 million from corporate finance both of which are primarily attributed to accounts underwritten prior to 1990.

  The average investment in impaired receivables was $283 million, $344 million and $225 million for the years ended December 31, 1996, 1995 and 1994, respectively.

  The Company had $14 million of loans that are considered troubled debt restructures at December 31, 1996 and 1995. The following table indicates the effect on income if interest on nonearning impaired receivables and troubled debt restructurings outstanding at year-end had been recognized at original contractual rates during the year.

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                                  --------------
                                                                  1996 1995 1994
                                                                  ---- ---- ----
                                                                  (IN MILLIONS)
   Interest income which would have been recorded................ $46  $43  $36
   Interest income recorded......................................  14   21   16
                                                                  ---  ---  ---
   Effect on interest income..................................... $32  $22  $20
                                                                  ===  ===  ===

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

 Loan Modifications--

  The Company had $55 million of receivables at December 31, 1996 that were restructured at a market rate of interest and written down from the original loan balance. The recorded investment of these receivables is expected to be fully recoverable. Interest income of approximately $2 million has been recorded on these receivables under the modified terms, along with approximately $1 million of cash interest collections during 1996. At December 31, 1996, the Company was not committed to lend significant additional funds under the restructured agreements.

 Allowance for Losses--

  The changes in the allowance for losses of receivables and repossessed assets were as follows:

                                                               ALLOWANCE FOR
                                                                   LOSSES
                                                               ----------------
                                                               1996  1995  1994
                                                               ----  ----  ----
                                                               (IN MILLIONS)
   Balance at the beginning of the year....................... $231  $237  $226
   Provision for losses.......................................  103   223   188
   Writedowns................................................. (163) (259) (201)
   Recoveries.................................................   55    28    22
   Transfers and other........................................   (1)    2     2
                                                               ----  ----  ----
   Balance at the end of the year............................. $225  $231  $237
                                                               ====  ====  ====

  The valuation allowance for repossessed assets of $2 million at December 31, 1995 is included in other assets on the balance sheet. Writedowns occurring at the time of repossession are considered writedowns of receivables.

  Impaired receivables with identified reserve requirements were $176 million and $234 million at December 31, 1996 and 1995, respectively.

                                                                     DECEMBER
                                                                        31,
                                                                     ----------
                                                                     1996  1995
                                                                     ----  ----
                                                                        (IN
                                                                     MILLIONS)
   Identified reserve requirements for impaired receivables........  $ 57  $ 57
   Additional allowance for losses of receivables..................   168   172
                                                                     ----  ----
       Total allowance for losses of receivables...................  $225  $229
                                                                     ====  ====
   Ratio of total allowance for losses of receivables to nonearning
    impaired receivables...........................................    85%   88%
                                                                     ====  ====

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

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

3. INVESTMENTS AND OTHER ASSETS

 Investments in International Joint Ventures--

  The international joint ventures, which are substantially independently financed, on a combined basis had total receivables of $5.2 billion at December 31, 1996, factoring volume and net income of $29.5 billion and $90 million, respectively, for the year ended December 31, 1996. The Company owns interests from 40% to 50% of these joint ventures. The comparable amounts for 1995 for receivables, factoring volume and net income were $5.2 billion, $27.2 billion and $74 million, respectively. The Company's two largest investments in international joint ventures are Factofrance Heller S.A. and NMB-Heller Holding N.V., which account for 72% of the total investments in and 86% of income of unconsolidated joint ventures. Factofrance Heller, S.A. provides factoring services principally in France. NMB-Heller Holding N.V. operates finance companies primarily located in the Netherlands, Germany and the United Kingdom. During 1996, the Company acquired a 50% ownership interest in a factoring company in Chile.

 Other Investments and Assets--

  The following table sets forth a summary of the major components of investments and other assets (in millions):

                                                                       DECEMBER
                                                                          31,
                                                                       ---------
                                                                       1996 1995
                                                                       ---- ----
   Investments:
     Real estate investments.........................................  $205 $155
     Equity interests and investments................................   171  256
     Equipment on lease..............................................   135  113
     Available for sale securities
       Debt securities...............................................   223  128
       Equity securities.............................................    43   17
     Trading securities..............................................    28   24
                                                                       ---- ----
         Total investments...........................................  $805 $693
                                                                       ==== ====
   Other Assets:
     Repossessed assets, net of allowance of $2 in 1995..............  $ 14 $ 26
     Deferred income tax benefits, net of allowance of $16 and $15 in
      1996 and 1995, respectively....................................   127  121
     Prepaid expenses and other assets...............................    69   64
     Net advances to affiliates......................................    20   25
     Furniture, fixtures and equipment...............................    19   21
                                                                       ---- ----
         Total other assets..........................................  $249 $257
                                                                       ==== ====

  Real estate investments are acquisition, development and construction investment transactions. At December 31, 1996, the Company held investments in 146 projects with balances ranging up to $5 million.

  Equity interests and investments principally include common and preferred stocks received in connection with certain financings, investments in limited partnerships and warrants.

  Equipment on lease is comprised of aircraft and related equipment. Noncancellable future minimum rental receipts under the leases are $19 million, $17 million, $12 million, $8 million and $3 million for 1997 through 2001. Substantially all equipment was under lease as of December 31, 1996.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

  The available for sale debt securities consist of purchased investments in debt securities as well as subordinated securities retained in connection with the securitization of certain receivables on mobile home parks, self storage facilities and limited service hotels. The subordinated securities mature on various dates through 2028 based on the related stated maturity dates of the underlying receivables. The Company has established a reserve of $2 million for possible losses related to the subordinated securities, which is included in other payables and accruals on the balance sheet. Net unrealized holding losses on total available for sale debt securities amounted to $7 million at December 31, 1996 and 1995 and $9 million at December 31, 1994 and are recorded in stockholder's equity on a net of tax basis. Cash and cash equivalents includes $2 million of short-term debt securities at December 31, 1996 which are available for sale.

  The available for sale equity securities are principally comprised of common stocks. Net unrealized holding gains on these securities were $28 million at December 31, 1996, net unrealized holding losses were $2 million at December 31, 1995 and net unrealized holding gains were $16 million at December 31, 1994. These amounts are recorded in stockholders' equity on a net of tax basis.

  The Company had realized gains from sales of total investment securities of $106 million, $133 million and $64 million during the year ended December 31, 1996, 1995 and 1994, respectively, and had realized losses and writedowns totaling $103 million, $59 million and $15 million for 1996, 1995 and 1994, respectively. Proceeds from the sale of equity investments may be subject to normal post-closing adjustments, the impact of which is estimated at the time of closing.

  Included in cash and cash equivalents at December 31, 1996 and 1995, respectively, are $198 million and $409 million of short-term debt securities that are held to maturity.

  The Company holds certain dollar denominated investments in debt and equity securities in Brazil which are classified as trading securities. Net gains of $3 million, $4 million and $7 million related to these investments were recorded in income for the years ended December 31, 1996, 1995 and 1994, respectively.

  Noncash investing activities which occurred during the period ended December 31, 1996 include $15 million of receivables which were classified as repossessed assets. During 1995, $62 million of receivables were classified as repossessed assets. Also during 1995, receivables of $34 million were exchanged for investments of the same amount, and a $12 million gain was realized on an exchange of available for sale equity securities.

4. SENIOR DEBT

  Commercial paper and short-term borrowings--The table below sets forth information concerning commercial paper. The average amounts are computed based on the average daily balances outstanding during the year. The Company issues commercial paper with maturities ranging up to 270 days.

                                                            1996   1995   1994
                                                           ------ ------ ------
                                                              (IN MILLIONS)
Commercial Paper:
  End of period borrowings................................ $2,576 $2,067 $2,338
  Average borrowings......................................  2,367  2,483  2,228
  Maximum month-end borrowings............................  2,613  2,860  2,486
  Average interest rate --
    During the year.......................................  5.50%  5.96%  4.30%
    During the year, including the effect of commitment
     fees.................................................  5.65%  6.10%  4.57%
    At year-end, including the effect of commitment fees..  5.63%  5.96%  5.83%

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

  Commercial paper borrowings represent 34% of total debt at December 31, 1996. The consolidated international subsidiaries had short-term borrowings of $169 million, $156 million and $113 million at December 31, 1996, 1995 and 1994, respectively, which were used to finance international operations. Combined commercial paper and short-term borrowings represent 37% of total debt at December 31, 1996.

  Available credit and asset sale facilities--At December 31, 1996, the Company had committed credit and asset sale facilities from unaffiliated entities which totaled $3.0 billion. This total includes $2.4 billion in foreign and domestic bank facilities and $550 million of additional liquidity available under a factored accounts receivables program.

  In August 1996, the Company replaced its $500 million factored accounts receivable sales program with a new facility. This new facility allows the Company to sell an undivided interest of up to $550 million in a designated pool of its factored accounts receivables to five bank-supported conduits. The underlying liquidity support for the conduits is provided by unaffiliated entities. One of the conduits has an operating agreement with Fuji Bank.

  In April of 1996, the Company replaced its existing domestic bank credit facilities with a new agreement that provides $2.3 billion of liquidity support. These facilities include a $1,162 million one-year credit facility expiring April 9, 1997 and a $1,162 million five-year credit facility expiring April 10, 2001. The one-year credit facility includes a term loan option which expires one year after the option exercise date. The terms of the revised bank credit facilities, which require the Company to maintain stockholders' equity of $900 million, include reduced pricing and the ability to increase the aggregate facility to $3 billion. Under the terms of the debt covenants of the agreement, the Company could have borrowed an additional $4.8 billion of debt at December 31, 1996. In addition, the Company has $35 million available credit under two foreign currency revolving credit agreements.

  Notes and debentures--The scheduled maturities of debt outstanding at December 31, 1996, other than commercial paper and short-term borrowings and excluding the unamortized discount of $3 million, are as follows:

                                 SCHEDULED MATURITIES AT DECEMBER 31,
                              -------------------------------------------------
                                                                  AFTER
                               1997    1998    1999   2000  2001  2001   TOTAL
                              ------  ------  ------  ----  ----  -----  ------
                                             (IN MILLIONS)
   Various fixed rate notes
    and debentures........... $  359  $  750  $  706  $706  $213  $171   $2,905
     Fixed weighted average
      rate...................   6.13%   8.93%   7.77% 4.85% 6.54% 7.03%    7.02%
   Various floating rate
    notes and debentures..... $1,049  $  407  $  325  $ 78  $--   $--    $1,859
     Floating weighted
      average rate...........   5.08%   3.36%   5.75% 5.81%  -- %  -- %    4.85%
   Total notes and
    debentures............... $1,408  $1,157  $1,031  $784  $213  $171   $4,764

  Notes redeemable solely at the option of the Company prior to the final maturity date are reflected in the table above as maturing on the final maturity date.

  The Company's various fixed and floating rate notes and debentures are denominated in U.S. dollars and Japanese yen. In order to fix the exchange rate of Japanese yen to U.S. dollars on the yen denominated debt, the Company has entered into cross currency interest rate swap agreements. In order to convert certain of the Company's fixed rate debt to floating rate debt and vice-versa, the Company entered into interest rate and basis swap agreements. The following table provides the weighted average interest rate of the U.S. dollar and Japanese yen denominated debt before and after the effect of the swap agreements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

                                                       WEIGHTED AVERAGE INTEREST RATE
                         -------------------------------------------------------------------------------------------
                         FIXED DEBT  BEFORE EFFECT AFTER EFFECT VARIABLE DEBT BEFORE EFFECT AFTER EFFECT TOTAL DEBT
                         OUTSTANDING    OF SWAP      OF SWAP     OUTSTANDING     OF SWAP      OF SWAP    OUTSTANDING
                         ----------- ------------- ------------ ------------- ------------- ------------ -----------
1996:
United States dollar....   $2,453        7.68%         6.76%       $1,531         5.70%         5.71%      $3,984
Japanese yen............      452        3.43          5.87           328         0.87          6.12          780
                           ------                                  ------                                  ------
  Total.................   $2,905        7.02%         6.62%       $1,859         4.85%         5.78%      $4,764
                           ======                                  ======                                  ======
1995:
United States dollar....   $2,247        8.03%         7.00%       $2,119         6.07%         6.10%      $4,366
Japanese yen............      452        3.40          6.46           330         2.50          8.06          782
                           ------                                  ------                                  ------
  Total.................   $2,699        7.26%         6.91%       $2,449         5.59%         6.36%      $5,148
                           ======                                  ======                                  ======

  The contractual interest rates for the U.S. dollar denominated fixed rate debt range between 5.63% and 9.63% at December 31, 1996 and 1995. The contractual rates on the U.S. dollar denominated floating rate debt are based primarily on indices such as the Constant Maturity Treasury Index less a range of .12% to .40%, the Federal Funds rate plus .18% to .38%, the three month Treasury bill rate plus .46%, the London Inter-Bank Offered Rate ("LIBOR") plus .05% to .95%, or the Prime rate less 2.56% to 2.79%.

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

  Before entering into a derivative agreement, management determines that an inverse correlation exists between the value of the hedged item and the value of the derivative. At the inception of each agreement, management designates the derivative to specific assets, pools of assets or liabilities. The risk that a derivative will become an ineffective hedge is generally limited to the possibility that an asset or liability being hedged will prepay before the related derivative expires. Accordingly, after inception of a hedge, asset/liability managers monitor its effectiveness through an ongoing review of the amounts and maturities of assets, liabilities and swap positions. This information is reported to the Company's Financial Risk Management Committee
(FRMC) which determines the direction the Company will take with respect to its asset/liability position. The asset/liability position of the Company and the related activities of the FRMC are reported regularly to the Executive Committee of the Board of Directors and to the Board of Directors.

  The following table summarizes the notional amounts of the Company's interest rate swap agreements, foreign exchange contracts, purchased options and interest rate cap agreements. The credit risk associated with

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
these instruments is limited to amounts earned but not collected and to any additional amounts which may be incurred to replace the instrument under then current market conditions. These amounts are substantially less than the notional amounts of these agreements. The Company manages this risk by establishing minimum credit ratings for each counterparty and by limiting the exposure to individual counterparties as measured by the total notional amount and the current replacement cost of existing agreements. The Company has not experienced nonperformance by any counterparty related to its derivative financial instruments.

                                                                   CONTRACT OR
                                                                    NOTIONAL
                                                                     AMOUNT
                                                                  -------------
                                                                   1996   1995
                                                                  ------ ------
                                                                  (IN MILLIONS)
   Interest rate swap agreements................................. $2,634 $2,681
   Cross currency interest rate swap agreements..................    780    780
   Basis swap agreements.........................................  1,255  1,614
   Spot and forward currency exchange contracts..................    262    243
   Purchased options.............................................     42     20
   Interest rate cap agreements..................................      2      4

  Interest rate swaps are primarily used to convert fixed rate financings to variable rate debt. Less frequently, when the issuance of debt denominated in a foreign currency is deemed more cost effective, cross currency interest rate swaps are employed to convert foreign currency denominated debt to U.S. dollar denominated debt and U.S. based indices. The Company also uses swap agreements to alter the characteristics of specific asset pools to more closely match the interest terms of the underlying financing. These agreements enhance the correlation of the interest rate and currency characteristics of the Company's assets and liabilities and thereby mitigate its exposure to interest rate volatility. Basis swap agreements involve the exchange of two different floating rate interest payment obligations and are used to manage the basis risk between different floating rate indices. The Company has entered into $1 billion of basis swaps effective January 2, 1997 which have the effect of changing the index on an equivalent amount of debt from a rate based on three month LIBOR to a rate based on Prime. The amount of these basis swaps is included in the table above.

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

                                                                    CONTRACT
                                                                     AMOUNT
                                                                  -------------
                                                                   1996   1995
                                                                  ------ ------
                                                                  (IN MILLIONS)
   Loan and investment commitments............................... $2,065 $1,772
   Letters of credit and financial guarantees....................    561    513
   Factoring credit guarantees...................................    286    300

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

  Commitments to fund new and existing borrowers generally have fixed expiration dates and termination clauses and typically require payment of a fee. Investment commitments are primarily comprised of commitments from corporate finance and real estate finance and totaled $106 million and $63 million at December 31, 1996 and 1995, respectively. Letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a borrower or an affiliate to a third party. At December 31, 1996, the contractual amount of guarantees includes $22 million related to affiliates. For factoring credit guarantees, the Company receives a fee for guaranteeing the collectibility of certain factoring clients' accounts receivable. Under this arrangement, clients generally retain the responsibility for collection and bookkeeping. Losses related to these services have historically not been significant.

6. LEGAL PROCEEDINGS

  The Company is party to a number of legal proceedings as plaintiff and defendant, all arising in the ordinary course of its business. Although the ultimate amount for which the Company may be held liable, if any, is not ascertainable, the Company believes that the amounts, if any, which may ultimately be funded or paid with respect to these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

7. RENTAL COMMITMENTS

  The Company and its consolidated subsidiaries have minimum rental commitments under noncancellable operating leases at December 31, 1996, as follows (in millions):

             1997................................. $15
             1998.................................  16
             1999.................................  15
             2000.................................  13
             2001.................................  15
             Thereafter...........................  10
                                                   ---
                                                   $84
                                                   ===

  The total rent expense, net of rental income from subleases, was $23 million, $18 million and $17 million for the years ended December 31, 1996, 1995 and 1994, respectively.

8. PREFERRED STOCK

  Perpetual Preferred Stock--The Company's Cumulative Perpetual Senior Preferred Stock, Series A, ("Perpetual Preferred Stock") is not redeemable prior to September 22, 2000. On or after that date, the Perpetual Preferred Stock will be redeemable at the option of the Company, in whole or in part, at a redemption price of $25 per share, plus accrued and unpaid dividends. The Perpetual Preferred Stock has an annual dividend rate of 8.125%. Dividends are cumulative and payable quarterly. The Perpetual Preferred Stock ranks senior with respect to payment of dividends and liquidation to other preferred stock of the Company.

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

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

Convertible Preferred Stock is convertible into Common Stock of the Company at the conversion price of one share of Common Stock for each 200 shares of Convertible Preferred Stock. Subject to certain conditions, the Convertible Preferred Stock is redeemable at any time at the option of the Company at a redemption price equal to the price paid for such stock plus accumulated dividends.

  Redeemable Preferred Stock--The Company has authorized the issuance of 100,000 shares of a series of preferred stock designated NW Preferred Stock, Class B (No Par Value) ("NW Preferred Stock"), pursuant to the "Keep Well Agreement" between the Company and Fuji Bank wherein, among other things, Fuji Bank has agreed to purchase NW Preferred Stock in an amount required to maintain the Company's net worth at $500 million. The Company's net worth was $1,467 million at December 31, 1996. If and when issued, dividends will be paid quarterly on NW Preferred Stock at a rate per annum equal to 1% over the three-month London Inter-bank Offered Rate. Subject to certain conditions, NW Preferred Stock will be redeemable at the option of the holder within a specified period of time after the end of a calendar quarter in an aggregate amount not greater than the excess of the net worth of the Company as of the end of such calendar quarter over $500 million and at a redemption price equal to the price paid for such stock plus accumulated dividends. No purchases of NW Preferred Stock have been made by Fuji Bank under this agreement.

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

  The Company declared and paid dividends on the Perpetual Preferred Stock of $10 million in 1996 and 1995. Dividends declared and paid on the Company's Convertible Preferred Stock amounted to $2 million each year during 1996 and 1995. The Company also declared and paid cash dividends of $56 million and $52 million on Common Stock in 1996 and 1995, respectively.

10. OPERATING EXPENSES

  The following table sets forth a summary of the major components of operating expenses:

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                                  --------------
                                                                  1996 1995 1994
                                                                  ---- ---- ----
                                                                  (IN MILLIONS)
   Employee salaries............................................. $ 92 $ 85 $ 76
   Other compensation............................................   62   50   46
   Space costs...................................................   23   18   17
   Equipment costs...............................................   12   13   13
   Travel and entertainment......................................   12   10   10
   Other.........................................................   46   40   33
                                                                  ---- ---- ----
       Total..................................................... $247 $216 $195
                                                                  ==== ==== ====

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

  In addition, the Company has a noncontributory defined benefit pension plan covering substantially all of its domestic employees and a supplemental retirement plan in which certain employees participate. The Company's policy is to fund, at a minimum, pension contributions as required by the Employee Retirement Income Security Act of 1974. Benefits under the defined benefit and supplemental retirement plans are based on an employee's years of service and average earnings for the five highest consecutive years of compensation occurring during the last ten years before retirement. The assets of the defined benefit plan are held in a collective investment fund of the Multiple Fund Investment Trust for Employee Benefit Plans. The assets are managed by American National Bank Investment Management and Trust Company.


  The following table summarizes the funding status of the defined benefit and supplemental retirement plans at the end of each year and identifies the assumptions used to determine the projected benefit obligation.

                                                               SUPPLEMENTAL
                                               DEFINED          RETIREMENT
                                             BENEFIT PLAN          PLAN
                                            ----------------  ----------------
                                              YEAR ENDED        YEAR ENDED
                                             DECEMBER 31,      DECEMBER 31,
                                            ----------------  ----------------
                                            1996  1995  1994  1996  1995  1994
                                            ----  ----  ----  ----  ----  ----
                                                    (IN MILLIONS)
Actuarial present value of benefit
 obligations
  Vested benefit obligation................ $ 21  $ 17  $ 10  $  2  $  2  $  1
  Nonvested benefit obligation.............    3     3     2     0     0     0
                                            ----  ----  ----  ----  ----  ----
Accumulated benefit obligation.............   24    20    12     2     2     1
Effect of projecting future salary
 increases on past service.................   14    12     8     2     2     2
                                            ----  ----  ----  ----  ----  ----
Projected benefit obligation...............   38    32    20     4     4     3
Plan assets at market value................   37    34    28     0     0     0
                                            ----  ----  ----  ----  ----  ----
Plan assets in excess of (less than)
 projected benefit obligation.............. $ (1) $  2  $  8  $ (4) $ (4) $ (3)
                                            ====  ====  ====  ====  ====  ====
Assumptions:
  Discount rate............................ 7.75% 7.25% 8.50% 7.75% 7.25% 8.50%
  Expected return on assets................ 9.00% 9.00% 9.00%  N/A   N/A   N/A
  Rate of salary increases................. 6.00% 6.00% 6.00% 6.00% 6.00% 6.00%

  Components of net pension cost for the defined benefit plan for the following periods are:

                                                        DEFINED BENEFIT PLAN
                                                        ----------------------
                                                             YEAR ENDED
                                                            DECEMBER 31,
                                                        ----------------------
                                                         1996    1995    1994
                                                        ------  ------  ------
                                                           (IN MILLIONS)
   Service cost-benefits earned during the year.......  $    3  $    2  $    2
   Interest accrued on projected benefit obligation...       2       2       2
   Actual return on assets............................       3       6       0
   Net amortization and deferral......................      --       3      (3)
                                                        ------  ------  ------
       Net periodic pension cost......................  $    2  $    1  $    1
                                                        ======  ======  ======

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

  The Supplementary Retirement Plan had a net periodic pension cost of approximately $1 million in the years ended December 31, 1996, 1995 and 1994.

  The prepaid pension cost (liability) of the defined benefit and supplemental retirement plans were as follows:

                                                                  SUPPLEMENTAL
                                                                   RETIREMENT
                                      DEFINED BENEFIT PLAN            PLAN
                                      ------------------------   ----------------
                                           YEAR ENDED              YEAR ENDED
                                          DECEMBER 31,            DECEMBER 31,
                                      ------------------------   ---------------
                                       1996     1995     1994    1996  1995  1994
                                      ------   ------   ------   ----  ----  ----
                                                 (IN MILLIONS)
Plan assets in excess of (less than)
 projected benefit obligation........ $   (1)  $    2   $    8   $(4)  $(4)  $(3)
Unrecognized prior service (asset)
 cost................................     (1)      (1)      (2)    2     1     1
Unrecognized net (gain) loss from
 past experience different from that
 assumed.............................      2        2       (3)   (1)    1    --
Unrecognized net (asset) obligation
 from initial application............     (1)      (1)      (1)   --    --    --
                                      ------   ------   ------   ---   ---   ---
    Pension (liability) prepaid cost. $   (1)  $    2   $    2   $(3)  $(2)  $(2)
                                      ======   ======   ======   ===   ===   ===


  In accordance with the provisions of SFAS No. 87 "Employers' Accounting for Pensions" the Company adjusts the discount and salary rates, as well as the rates of return on assets, to reflect market conditions at the measurement date. Changes in these assumptions will impact the amount of the pension expense in future years. The Company increased the discount rate to 7.75% at December 31, 1996 from 7.25% at December 31, 1995 to calculate the projected pension benefit obligation at December 31, 1996. The increase in discount rate at December 31, 1996 is expected to decrease pension expense by approximately $1 million. The change in discount rate at December 31, 1996 reflects the change in the interest rate environment. At December 31, 1995, the Company decreased the discount rate to 7.25% from 8.50% at December 31, 1994, reflecting the change in the interest rate environment. The decrease in the discount rate at December 31, 1995 increased 1996 pension expense by approximately $1 million. The Company maintained the salary rate assumption at 6% at December 31, 1996, based on the Company's experience.

  The Company also provides health care benefits for eligible retired employees and their eligible dependents. The following table presents the funded status of the postretirement benefits other than pensions of active and retired employees as of December 31, 1996, 1995 and 1994.

                                                               POSTRETIREMENT
                                                                HEALTH CARE
                                                                    PLAN
                                                               ----------------
                                                                DECEMBER 31,
                                                               ----------------
                                                               1996  1995  1994
                                                               ----  ----  ----
                                                               (IN MILLIONS)
Accumulated postretirement obligation:
  Retirees...................................................  $  4  $  4  $  4
  Fully eligible active plan participants....................     1     1     1
  Other active plan participants.............................     2     2     2
                                                               ----  ----  ----
    Total unfunded accumulated postretirement benefit
     obligation..............................................     7     7     7
Unrecognized net gain (loss) from past experience different
 from that assumed...........................................     1     1   --
Unrecognized net (asset) obligation from initial application.    (6)   (6)   (6)
                                                               ----  ----  ----
    Accrued postretirement benefit cost......................  $  2  $  2  $  1
                                                               ====  ====  ====
Assumptions:
  Discount rate..............................................  7.75% 7.25% 8.50%

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

  In accordance with the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," the Company adjusts the discount, salary, and health care cost trend rates to reflect market conditions at the measurement date. Changes in these assumptions will impact the amount of the benefit expense in future years. The accumulated postretirement benefit obligation, under the terms of the amended healthcare plan, was calculated using relevant actuarial assumptions and health care cost trend rates projected at annual rates ranging from 9.5% in 1996 to 5.5% in 2004 and thereafter. The effect of a 1.0% annual increase in these assumed cost trend rates would increase the accumulated postretirement benefit obligation by less than $1 million, while annual service and interest cost components in the aggregate would not be materially affected. The Company increased the discount rate to 7.75% at December 31, 1996 from 7.25% at December 31, 1995 to calculate the accumulated postretirement benefit obligation. The increase in the discount rate at December 31, 1996 had no effect on the 1996 expense and it is expected to decrease 1997 expense by less than $1 million. Consistent with the changes in the pension plan discount rate at December 31, 1995 the discount rate used to calculate the accumulated postretirement benefit obligation was decreased to 7.25% at December 31, 1995 from 8.50% at December 31, 1994. The decrease in the discount rate at December 31, 1995 increased 1996 expense by less than $1 million. At December 31, 1996, 1995, and 1994, $6 million of the transition asset remained unamortized. The net periodic postretirement benefit cost was $1 million for the years ended December 31, 1996, 1995 and 1994.

  The Parent has established the Executive Deferred Compensation Plan (the "Plan"), a nonqualified deferred compensation plan, in which certain employees of the Parent and the Company may elect to defer a portion of their annual compensation on a pre-tax basis. The amount deferred remains an asset of the Company and may be invested in any of certain mutual funds at the participant's direction. Payment of amounts deferred are made in a lump sum or in annual installments over a five, ten or fifteen year period as determined by the participant. Plan assets were approximately $13 million and $10 million at December 31, 1996 and 1995, respectively.

12. INCOME TAXES

  Although the Company files a consolidated U.S. tax return with its Parent, the Company reports income tax expense as if it were a separate taxpayer and records deferred tax benefits for deductible temporary differences if it is more likely than not that these benefits will be realized. Included in income tax expense are amounts relating to the International Group, which files a separate United States federal income tax return. United States federal income taxes paid by the International Group amounted to $5 million in 1996 and $1 million in 1995.

  The provision for income taxes is summarized in the following table:

                                                               1996  1995  1994
                                                               ----  ----  ----
                                                               (IN MILLIONS)
   Current:
     Federal.................................................. $ 60  $116  $33
     Utilization of investment and foreign tax credits........  (29)  (22) (29)
                                                               ----  ----  ---
       Net federal............................................   31    94    4
     State....................................................   (4)    2   (2)
     Foreign..................................................    4     3    1
                                                               ----  ----  ---
       Total current..........................................   31    99    3
                                                               ====  ====  ===
   Deferred:
     Federal..................................................   11   (43)  41
     State....................................................    1    (7)   7
                                                               ====  ====  ===
       Total deferred.........................................   12   (50)  48
                                                               ====  ====  ===
                                                               $ 43  $ 49  $51
                                                               ====  ====  ===

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

  In accordance with the provisions of the current tax allocation agreement, net payments of $43 million were made to the Parent in 1996, of which $25 million related to the Company's 1995 current federal and state income tax liability. In 1995 and 1994, income taxes paid amounted to $70 million and $1 million, respectively.

  The reconciliation between the statutory federal income tax provision and the actual effective tax provision for each of the three years ended December 31 is as follows:

                                                                 1996  1995  1994
                                                                 ----  ----  ----
                                                                 (IN MILLIONS)
   Tax provision at statutory rate.............................. $64   $63   $61
   State and foreign income taxes, net of federal income tax
    effects.....................................................   8     4     9
   Income of foreign subsidiaries and joint ventures............ (13)  (12)  (12)
   Net foreign tax rate differential............................  --     4     4
   Resolution of tax issues.....................................  (7)  (13)   (6)
   Change in valuation allowance................................  --    --    (2)
   Other, net...................................................  (9)    3    (3)
                                                                 ---   ---   ---
                                                                 $43   $49   $51
                                                                 ===   ===   ===

  The significant components of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are shown below:

                                                                    DECEMBER
                                                                       31,
                                                                    ----------
                                                                    1996  1995
                                                                    ----  ----
                                                                       (IN
                                                                    MILLIONS)
   Deferred Tax Assets:
     Allowance for loan losses..................................... $ 77  $ 87
     Repossessed properties........................................    1    13
     Foreign tax credits...........................................   16    13
     Alternative minimum tax credit carryforward...................    1     2
     Unrealized depreciation of securities available for sale......   --     3
     Net operating losses..........................................   28    --
     Equity interests and other investments........................   10    --
     Terminated swap income........................................   17    32
     Accrued expenses..............................................   18     9
                                                                    ----  ----
   Gross deferred tax assets.......................................  168   159
   Valuation allowance.............................................  (16)  (15)
                                                                    ----  ----
   Gross deferred tax assets, net of valuation allowance...........  152   144
   Deferred Tax Liabilities:
     Equity interests and other investments........................ $ --  $ (6)
     Fixed assets and deferred income from lease financing.........  (17)  (17)
     Unrealized appreciation of securities available for sale......   (8)   --
                                                                    ----  ----
   Gross deferred tax liabilities..................................  (25)  (23)
                                                                    ----  ----
   Net deferred tax asset.......................................... $127  $121
                                                                    ====  ====

  The tax benefits of deductible temporary differences are shown net of a valuation allowance of $16 million and $15 million, as of December 31, 1996 and 1995, respectively.

  Provision has not been made for United States or additional foreign taxes on $56 million of undistributed earnings of subsidiaries outside the United States, as those earnings are intended to be reinvested. Such earnings

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
would become taxable upon the sale or liquidation of these international operations or upon the remittance of dividends. Given the availability of foreign tax credits and various tax planning strategies, management believes any tax liability which may ultimately be paid on these earnings would be substantially less than that computed at the statutory federal income tax rate. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against the Company's U.S. tax liability. The amount of withholding tax that would be payable upon remittance of the entire amount of undistributed earnings would be approximately $14 million.

  During 1994, the Company utilized alternative minimum tax credit and investment tax credit carryforwards of $5 million. The Company had unused foreign tax credit carryforwards of $16 million and $13 million at December 31, 1996 and 1995, respectively. Due to substantial restrictions on the utilization of foreign tax credits imposed by the Tax Reform Act of 1986, the Company may not be able to utilize a significant portion of foreign tax credit carryforwards prior to expiration. Accordingly, the Company has recognized a valuation allowance for the amount of foreign tax credits recorded at December 31, 1996 and 1995.

  The Company has recorded a net deferred tax asset of $127 million as of December 31, 1996. Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are reduced.

13. RELATED PARTIES

  Several financial, administrative or other service arrangements exist between the Company and Fuji Bank, the Parent or related affiliates. In management's opinion, the terms of these arrangements are similar to those the Company would have been able to obtain in like agreements with unaffiliated entities in an arms-length transaction.

  Keep Well Agreement with Fuji Bank. The Company and Fuji Bank are parties to a "Keep Well Agreement," which provides that if the Company should lack sufficient cash or credit facilities to meet its commercial paper obligations, Fuji Bank will lend the Company up to $500 million. That loan would be payable on demand and the proceeds from the loan could only be used by the Company to meet its commercial paper obligations. The Keep Well Agreement further provides that Fuji Bank will maintain the Company's net worth in an amount equal to $500 million. Accordingly, if the Company should determine, at the close of any month, that its net worth is less than $500 million, then Fuji Bank will purchase, or cause one of its subsidiaries to purchase, shares of the Company's NW Preferred Stock in an amount necessary to increase the Company's net worth to $500 million. Commitment fees paid by the Company to Fuji Bank under the Keep Well Agreement amounted to less than $1 million in 1996, 1995 and 1994. Interest on any loans will be charged at the prime rate of Morgan Guaranty Trust Company of New York plus .25% per annum. No loans or purchases of NW Preferred Stock have been made by Fuji Bank under this agreement.

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

  Services Provided by Fuji Bank and the Parent for the Company. Certain employees of Fuji Bank and the Parent perform managerial and administrative and other related functions for the Company. The Company compensates Fuji Bank and the Parent for the use of such individuals' services at a rate which reflects current

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
costs to Fuji Bank and the Parent. The amounts paid to Fuji Bank and the Parent for these services were $2 million and $60 million, respectively for 1996, and $2 million and $53 million for 1995. Additionally, certain subsidiaries of Fuji Bank periodically serve as managers for various offerings of the Company's debt securities and acts as registrar and paying agent for certain debt issuances by the Company.

  Services Provided by the Company for Fuji Bank and the Parent. The Company performs services for its affiliates and charges them for the cost of the work performed. The Company may also guarantee the obligations of its clients or the clients of certain joint ventures, under letters of credit issued by financial institutions, some of which are affiliates of the Company. Additionally, the Company guarantees payment under a deferred compensation arrangement between the Parent and certain of its employees. The Company has agreements with the Parent and certain other subsidiaries of the Parent which provide for the Company to receive an annual negotiated fee for servicing assets which have been sold by the Company to the Parent and these affiliates. The Company continues to service these assets and all other direct costs and expenses, including any additional advances made after the date of the agreement, are borne by the subsidiaries of the Parent. The amount of fees for servicing these assets in 1996, 1995 and 1994, was approximately $1 million, $1 million and $2 million, respectively. These amounts are recorded as a reduction of operating expenses in the consolidated statements of income.

  Heller Capital Markets Group, Inc. ("CMG"), a wholly-owned subsidiary of the Company, acts as placement agent for the sale of commercial paper issued by the Parent. CMG received compensation based upon the face amount of the commercial paper notes sold. For the year ending December 31, 1996, the Parent paid less than $1 million to CMG as compensation pursuant to this arrangement.

  Intercompany Receivables, Payables, Transactions and Financial Instruments. At December 31, 1996 and 1995, other assets included net amounts due from affiliates of $20 million and $25 million, respectively. The amounts are comprised principally of interest bearing demand notes representing amounts due to the Company arising from the interest rate swap agreement with the Parent, advances, administrative fees and costs charged to other subsidiaries of the Parent. The notes bear interest at rates which approximate the average rates on the Company's commercial paper obligations or short-term bank borrowing rates outstanding during the period.

  The Company is a party to a $200 million interest rate swap agreement with the Parent, which expires December 15, 2000, and was a party with the Parent for a $250 million interest rate swap agreement which expired on July 31, 1995. The purpose of these agreements is to manage the Company's exposure to interest rate fluctuations. Under these agreements, the Company pays interest to the Parent at a variable rate based on the commercial paper rate published by the Board of Governors of the Federal Reserve System and the Parent pays interest to the Company at fixed rates of 5.57% and 5.0%, respectively. These agreements had no significant effect on 1996 interest expense and had the effect of increasing the Company's interest expense $3 million in 1995.

  In the ordinary course of its business, the Company participates in joint financings with Fuji Bank or certain affiliates. During 1996, the Company jointly participated with Fuji Bank in a $53 million financing, of which the Company retained an $8 million interest. During 1995, the Company sold to Fuji Bank its $25 million interest in a joint financing with Fuji Bank.

  During 1995, the Company terminated two cross-currency basis swap agreements with a subsidiary of Fuji Bank. Fuji Bank paid to the Company net amounts of approximately $1 million under these agreements during 1995.

  Fuji Bank and one of its subsidiaries provided uncommitted lines of credit to consolidated international subsidiaries totaling $15 million and $14 million at December 31, 1996 and 1995, respectively. Borrowings under these facilities totaled $4 million and $10 million at both December 31, 1996 and 1995, respectively. In addition, Fuji Bank provides committed and uncommitted lines of credit to certain international joint ventures.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

14. FAIR VALUE DISCLOSURES

  Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information for certain financial instruments, for which it is practicable to estimate that value. Since there is no well established market for many of the Company's assets and financial instruments, fair values are estimated using present value, property yield, historical rate of return and other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. These assumptions are inherently judgmental and changes in such assumptions could significantly affect fair value calculations. The derived fair value estimates may not be substantiated by comparison to independent markets and may not be realized in immediate liquidation of the instrument.

  The carrying values and estimated fair values of the Company's financial instruments at December 31, 1996 and 1995, are as follows:

                                                 1996               1995
                                          ------------------ ------------------
                                                   ESTIMATED          ESTIMATED
                                          CARRYING   FAIR    CARRYING   FAIR
                                           VALUE     VALUE    VALUE     VALUE
                                          -------- --------- -------- ---------
                                                      (IN MILLIONS)
   Net receivables.......................  $8,304   $8,509    $7,856   $7,984
   Total investments.....................     805      863       693      749
   Debt..................................   7,506    7,514     7,368    7,527
   Swap agreements in a net payable
    position.............................       2      (17)        2      127

  The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. Carrying values approximate fair values for all financial instruments which are not specifically addressed.

  For variable rate receivables that reprice frequently and are performing at acceptable levels, fair values were assumed to equal carrying values. All other receivables were pooled by loan type and risk rating. The fair value for these receivables was estimated by employing discounted cash flow analyses, using interest rates equal to the London Inter-Bank Offered Rate or the Prime Rate offered as of December 31, 1996 and 1995 plus an adjustment for normal spread, credit quality and the remaining terms of the loans.

  Carrying and fair values of the trading securities and securities available for sale are based on quoted market prices. The fair values of equity interests and other investments are calculated by using the Company's business valuation model to determine the estimated value of these investments as of the anticipated exercise date. The business valuation model analyzes the cash flows of the related company and considers values for similar equity investments. The determined value is then discounted back to December 31, 1996 and 1995, using a rate appropriate for returns on equity investments. Although the investments in international joint ventures accounted for by the equity method are not considered financial instruments and, as such, are not included in the above table, management believes that the fair values of these investments significantly exceed the carrying value of these investments.

  The fair value of the notes and debentures was estimated using discounted cash flow analyses, based on current incremental borrowing rates for arrangements with similar terms and remaining maturities, as quoted by independent financial institutions as of December 31, 1996 and 1995. Fair values were assumed to equal carrying values for commercial paper and other short term borrowings.

  The carrying value of the swaps represents the net interest payable as of December 31, 1996 and 1995. The estimated fair value represents the mark to market loss and mark to market gain outstanding as of December 31, 1996 and 1995, respectively, as based upon quoted market prices obtained from independent financial institutions. The fair values of loan commitments, letters of credit and guarantees are negligible.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

15. FINANCIAL DATA BY REGION

  The following table shows certain financial information by geographic region for the years ended December 31, 1996, 1995 and 1994.

                                       FOR THE YEAR ENDED DECEMBER 31,
                         ------------------------------------------------------------
                         UNITED STATES EUROPE ASIA-PACIFIC LATIN AMERICA CONSOLIDATED
                         ------------- ------ ------------ ------------- ------------
                                                (IN MILLIONS)
Assets
  1996..................    $9,157      $330      $306         $133         $9,926
  1995..................     8,981       295       265           97          9,638
  1994..................     7,913       271       241           51          8,476
Interest income, fees
 and other income, and
 income of international
 joint ventures
  1996..................    $  893      $ 47      $ 30         $ 15         $  985
  1995..................     1,009        39        28            8          1,084
  1994..................       839        24        19           11            893
Income before taxes and
 minority interest
  1996..................    $  145      $ 36      $  6         $ (4)        $  183
  1995..................       148        23         7            3            181
  1994..................       145        12         7           10            174
Net income
  1996..................    $  100      $ 31      $  5         $ (3)        $  133
  1995..................        95        21         5            4            125
  1994..................        92        11         6            9            118

16. SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

  The following financial information for the calendar quarters of 1996, 1995 and 1994, is unaudited. In the opinion of management, all adjustments necessary to present fairly the results of operations for such periods have been included.

                                                         QUARTER ENDED
                                               ---------------------------------
                                               MARCH 31 JUNE 30 SEPT. 30 DEC. 31
                                               -------- ------- -------- -------
                                                         (IN MILLIONS)
Net interest income--
  1996........................................   $ 90    $ 87     $ 87    $ 91
  1995........................................     94      95       98     100
  1994........................................     82      90       99      95
Operating revenues--
  1996........................................   $131    $129     $124    $149
  1995........................................    146     132      161     181
  1994........................................    140     125      145     147
Provision for losses--
  1996........................................   $ 24    $ 25     $ 12    $ 42
  1995........................................     50      28       56      89
  1994........................................     50      40       48      50
Net income--
  1996........................................   $ 34    $ 35     $ 35    $ 29
  1995........................................     30      34       35      26
  1994........................................     28      35       30      25

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

17. ACCOUNTING DEVELOPMENTS

  The Financial Accounting Standards Board has released Statement of Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

  This pronouncement will not have a significant impact on the Company's financial position or results of operations.

18. SUBSEQUENT EVENT

  On February 5, 1997 the Company's subsidiary, Heller International Group, entered into an agreement to acquire the interests of its joint venture partner, Compagnie de Suez, in Factofrance Heller S.A., the largest factoring company in France. As a result, the Company will increase its ownership interest in Factofrance from 48.8% to 97.6%. Heller International Group has been an owner of Factofrance for over 30 years, using the equity method of accounting for its 48.8% ownership position. At December 31, 1996, the International Group's investment in Factofrance is included on the balance sheet in Investments in International Joint Ventures with its share of earnings included in Income of International Joint Ventures on the income statement.

  The acquisition will result in the consolidation of Factofrance's operations which had assets and equity of $1.8 billion and $156 million, respectively, as of December 31, 1996. The purchase is subject to approval by French banking regulators. The purchase price is approximately $190 million and the acquisition is expected to be completed by April 30, 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The names and ages of all directors and all persons nominated or chosen to become directors and executive officers of the Company as of December 31, 1996, and a biographical summary for each such person appear in the following pages. No family relationship exists among the persons named below. Company shall mean Heller Financial, Inc.; Parent shall mean Heller International Corporation; International Group shall mean Heller International Group, Inc.; Holdings shall mean Heller International Holdings, Inc.; and Fuji Bank shall mean The Fuji Bank, Limited.

                                   DIRECTORS

NAME, AGE & POSITIONS                             FROM           TO
---------------------                             ----           --
RICHARD J. ALMEIDA (54)
 Chairman of the Board and Chief Executive
  Officer, the Company, Parent, International
  Group and Holdings............................. November, 1995 Present
 Director, the Company, Parent and International
  Group.......................................... November, 1987 Present
 Director, Holdings.............................. December, 1992 Present
 Executive Vice President and Chief Financial
  Officer, the Company, Parent and International
  Group.......................................... November, 1987 1995
 Executive Vice President and Chief Financial
  Officer, Holdings.............................. December, 1992 1995
HAJIME MAEDA (55)
 Director, the Company, Parent, International
  Group and Holdings............................. January, 1995  Present
 Managing Director, Fuji Bank.................... November, 1994 Present
 Director and General Manager, Fuji Bank, Head
  Office Corporate Banking Division I............ 1992           1994
 General Manager, Fuji Bank, Business Information
  Division....................................... 1990           1992
MITCHELL F. VERNICK (41)
 Vice Chairman, the Company, Parent,
  International Group and Holdings; Director,
  International Group and Holdings............... November, 1995 January, 1997*
 Director, the Company and Parent................ May, 1991      January, 1997
 Executive Vice President, Holdings.............. December, 1992 1995
 Senior Group President, the Company............. October, 1990  1995
 Executive Vice President, International Group... June, 1989     1995
YUKIHIKO CHAYAMA (49)
 Director, the Company, Parent, International
  Group and Holdings ............................ July, 1996     Present
 Chief Representative, Fuji Bank, Washington, DC
  Representative Officer......................... October, 1996  Present
 Executive Vice President and General Manager,
  Fuji Bank, Americas Division................... July, 1996     Present
 General Manager, Fuji Bank, OJI Branch ......... May, 1994      1996
 Deputy General Manager, Fuji Bank, Head Office
  Corporate Banking
  Division I..................................... April 1991     1994
HIDEHIKO IDE (49)
 Director, the Company and Parent................ May, 1995      Present
 Executive Vice President and General Manager,
  Fuji Bank, Chicago Branch...................... May, 1995      Present
 Chief Representative, Fuji Bank, Washington, DC
  Representative Office.......................... October, 1991  1995
TSUTOMU HAYANO (50)
 Director, the Company and Parent................ May, 1996      Present
 General Manager, Fuji Bank, New York Branch;
  Chairman,
  The Fuji Bank and Trust Co..................... May, 1996      Present
 General Manager, Fuji Bank, Hamamatsucho Branch. May, 1994      1996
 President, Fuji Bank, Nederland N.V............. February, 1990 1994

--------
*Mr. Vernick resigned from his positions at the Company in January, 1997.

NAME, AGE & POSITIONS                                    FROM           TO
---------------------                                    ----           --
MARK KESSEL (55)
 Director, the Company and Parent....................... July, 1992     Present
 Partner, Shearman & Sterling........................... December, 1977 Present
MICHAEL J. LITWIN (49)
 Director, International Group and Holdings............. January, 1997  Present
 Director, the Company and Parent....................... April, 1990    Present
 Senior Group President, the Company.................... October, 1990  Present
 Executive Vice President, Parent....................... January, 1997  Present
 Executive Vice President, Holdings..................... December, 1992 Present
 Executive Vice President, International Group.......... January, 1989  Present
DENNIS P. LOCKHART (50)
 Director, the Company, Parent and International Group;
  President, International Group; Executive Vice
  President, Parent..................................... January, 1988  Present
 Director and President, Holdings....................... December, 1992 Present
 Director, Tri Valley Corporation....................... April, 1981    Present
LAURALEE E. MARTIN (46)
 Director, International Group and Holdings; Executive
  Vice President and Chief Financial Officer, the
  Company, Parent, International Group and Holdings..... May, 1996      Present
 Director, the Company and Parent....................... May, 1991      Present
 Senior Group President, the Company.................... October, 1990  1996
 Director, Gables Residential Trust..................... January, 1994  Present
KENJI MIYAMOTO (49)
 Director, the Company, Parent, International Group and
  Holdings; Executive Vice President, Parent............ May, 1994      Present
 General Manager, Fuji Bank, Atlanta Agency............. May, 1992      1994
 Senior Vice President, Fuji Investment Management Co.,
  Ltd................................................... May, 1987      1992
HIDEO NAKAJIMA (47)
 Director, the Company and Parent....................... May, 1996      Present
 General Manager, Fuji Bank, Los Angeles Agency......... May, 1996      Present
 Managing Director, Fuji Bank Nederland N.V. ........... July, 1993     1996
 Deputy General Manager, Fuji Bank, Head Office
  Corporate Banking
  Division I............................................ February, 1990 1993
OSAMU OGURA (39)
 Director, International Group and Holdings............. May, 1996      Present
 Director, the Company and Parent....................... November, 1994 Present
 Senior Vice President and Deputy General Manager, Fuji
  Bank, Americas Division............................... November, 1994 Present
 Senior Manager, Fuji Bank, Americas Division........... 1993           1994
 Manager, Fuji Bank, International Division............. 1992           1993
 Manager, Fuji Bank, Personnel Affairs Division......... 1987           1992
MASAHIRO SAWADA (43)
 Director, the Company, Parent, International Group and
  Holdings.............................................. December, 1995 Present
 Senior Vice President, Parent.......................... May, 1995      Present
 Joint General Manager, Fuji Bank, Paris Branch......... May, 1992      1995
 Deputy General Manager, Systems Planning Division, Fuji
  Bank.................................................. October, 1990  1992

NAME, AGE & POSITIONS                                   FROM            TO
---------------------                                   ----            --
KENICHI TOMITA (47)
 Director, the Company and Parent...................... May, 1996       Present
 Executive Vice President and General Manager, Fuji
  Bank, Credit Division for the Americas............... April, 1996     Present
 Deputy General Manager, Fuji Bank, Credit Division for
  the Americas......................................... March, 1992     1996

                               EXECUTIVE OFFICERS

ANTHONY O'B. BEIRNE (48)
 Senior Vice President and Treasurer, the Company and
  Parent............................................... May, 1995       Present
 Senior Vice President and Controller, Holdings........ December, 1992  1995
 Senior Vice President and Controller, the Company,
  Parent and International Group....................... March, 1988     1995
LAWRENCE P. CHAPMAN (38)
 Senior Vice President and Senior Credit Officer, the
  Company and Parent................................... January, 1995   Present
 Vice President, Manager of Corporate Credit, the
  Company and Parent................................... July, 1993      1995
 Vice President, Aircraft Finance Division, the
  Company.............................................. June, 1990      1993
ROBERT J. DENNIS (39)
 Executive Vice President, Sales Finance Division, the
  Company.............................................. December, 1995  Present
 Executive Vice President, Heller Real Estate Financial
  Services, the Company................................ September, 1994 1995
 Senior Vice President, Heller Real Estate Financial
  Services, the Company................................ July, 1992      1994
 Vice President, Heller Real Estate Financial Services,
  the Company.......................................... April, 1988     1992
MICHAEL P. GOLDSMITH (43)
 Group President, Heller Real Estate Financial
  Services, the Company................................ April, 1994     Present
 Executive Vice President, Division Manager, Project
  Management Organization.............................. May, 1990       1994
JOHN L. GUY, JR. (44)
 Executive Vice President, Heller First Capital
  Division, the Company; President, Heller First
  Capital Corp......................................... May, 1996       Present
 Senior Vice President, Heller First Capital Division,
  the Company.......................................... May, 1995       1996
 Senior Vice President and Treasurer, the Company and
  Parent............................................... July, 1992      1995
 Senior Vice President, Internal Audit, the Company.... April, 1992     1992
 Vice President, Internal Audit, the Company........... November, 1989  1992
 Director, Monetta Trust............................... November, 1994  Present
JAY S. HOLMES (50)
 Group President, Equipment Finance and Leasing Group,
  the Company.......................................... December, 1995  Present
 President, Heller Financial Leasing, Inc.............. May, 1996       Present
 Executive Vice President, Commercial Equipment Finance
  Division, the Company................................ September, 1992 1995
 Senior Vice President and Director, Chrysler Capital
  Corporation.......................................... May, 1990       1992
LAWRENCE G. HUND (40)
 Senior Vice President and Controller, the Company,
  Parent, International Group and Holdings............. May, 1995       Present
 Senior Vice President, Liability Management &
  Assistant Treasurer, the Company and Parent.......... January, 1995   1995
 Senior Vice President, Accounting & Operations, the
  Company and Parent................................... January, 1993   1994
 Vice President, Finance & Planning, the Company and
  International Group.................................. August, 1990    1992

NAME, AGE & POSITIONS                                   FROM            TO
---------------------                                   ----            --
DAVID J. KANTES (53)
 Group President, Heller Business Credit Group, the
  Company.............................................. December, 1995  Present
 Executive Vice President, Heller Business Credit
  Division, the Company................................ June, 1993      1995
 Executive Vice President, NatWest Credit Corp......... July, 1986      1993
 Executive Vice President & Chief Credit Officer,
  NatWest Bancorp...................................... November, 1991  1992
CHALLIS M. LOWE (51)
 Executive Vice President, Human Resources, the Company
  and Parent........................................... December, 1995  Present
 Senior Vice President, Human Resources, the Company
  and Parent........................................... November, 1993  1995
 Senior Vice President, Administrative Services, Sanwa
  Business Credit Corporation.......................... January, 1985   1993
KATHY J. MANKIN (43)
 Group President, Corporate Finance Group, the Company. May, 1996       Present
 Executive Vice President, Corporate Finance Group, the
  Company.............................................. November, 1993  1996
 Senior Vice President, Midwest Leveraged Funding, the
  Company.............................................. November, 1990  1993
MICHAEL J. ROCHE (45)
 Group President, Current Asset Management Group, the
  Company.............................................. November, 1994  Present
 Senior Vice President and Chief Information Officer,
  Information Technology, the Company.................. October, 1990   1994
 Senior Vice President and Chief Information Officer,
  Information Technology, Parent....................... May, 1991       1994
CHARLES G. SCHULTZ (50)
 Executive Vice President, Vendor Finance Division, the
  Company.............................................. September, 1995 Present
 President, Financial Alliance Corporation............. January, 1994   1995
 Executive Vice President, Sanwa Business Credit
  Corporation.......................................... February, 1991  1994
DEBRA H. SNIDER (42)
 General Counsel, the Company, Parent, International
  Group and Holdings................................... October, 1995   Present
 Executive Vice President and Secretary, the Company,
  Parent, International Group and Holdings............. April, 1995     Present
 Acting General Counsel, the Company, Parent,
  International Group and Holdings..................... April, 1995     1995
 Partner, Katten Muchin & Zavis........................ February, 1991  1995
ROBERT J. SZAMBELAN (41)
 Senior Vice President and Chief Information and
  Technology Officer, the Company and Parent........... May, 1995       Present
 Associate Partner, Andersen Consulting................ September, 1994 1995
 Senior Manager, Andersen Consulting................... January, 1991   1994

  Each of the officers and directors of the Company are elected at the annual meeting for a term of one year or until their successors are duly elected and qualified.

  During 1996 and 1997, an Initial Statement of Beneficial Ownership of Securities on Form 3 was filed by: (i) Tsutomu Hayano (elected May 23, 1996 as Director) on May 31, 1996; (ii) Kathy J. Mankin (elected Group President on May 16, 1996) on May 31, 1996; (iii) Hideo Nakajima (elected as Director on May 23, 1996) on June 4, 1996; (iv) Kenichi Tomita (elected as Director on May 23, 1996) on July 23, 1996; (v) Yukihiko Chayama (elected as Director on July 29, 1996) on August 6, 1996; (vi) Robert J. Dennis (elected as Executive Vice President on September 1, 1994) on January 15, 1997; and (vii) Charles G. Schultz (elected as Executive Vice President on September 1, 1995) on January 15, 1997. No Forms 4 or Forms 5 were filed during the year. In all filings, there were no reported holdings of the Registrant's equity securities.

ITEM 11. EXECUTIVE COMPENSATION

  The following information is furnished as to all plan and non-plan compensation awarded to, earned by, or paid to the Chief Executive Officer of the Company and the four next most highly compensated executive officers of the Company (as determined at December 31, 1996) for services rendered in all capacities to the Company and its subsidiaries during the years ended December 31, 1996, 1995 and 1994.

                       SUMMARY COMPENSATION TABLE (1)(2)

                                   ANNUAL COMPENSATION
                        -------------------------------------------
NAME AND PRINCIPAL                                  OTHER ANNUAL        ALL OTHER
POSITION                YEAR SALARY($) BONUS($)  COMPENSATION($)(4) COMPENSATION($)(6)
------------------      ---- --------- --------  ------------------ ------------------
Richard J. Almeida..... 1996  475,000       (3)       282,019             4,750
 (Chairman of the Board
  and Chief             1995  318,375  225,000        141,758             4,620
 Executive Officer)     1994  291,000  175,000        229,026             4,620
Mitchell F. Vernick.... 1996  310,000       (3)       144,047             4,746
 (Vice Chairman)        1995  257,750  200,000        130,292(5)          4,620
                        1994  245,667  175,000        300,574(5)          4,620
Lauralee E. Martin..... 1996  270,000       (3)       109,843             4,318
 (Chief Financial
  Officer)              1995  254,417  175,000        104,896             4,620
                        1994  245,667  175,000        197,418             4,620
Dennis P. Lockhart..... 1996  270,000       (3)       109,674             4,390
 (President,
  International Group)  1995  254,417  150,000        104,896             4,620
                        1994  246,667  120,000        197,418             4,620
Michael J. Litwin...... 1996  255,000       (3)       104,106             4,748
 (Senior Group
  President)            1995  240,333  140,000         99,089             4,620
                        1994  232,584  115,000        186,904             4,620

--------

(1) All numbers are rounded to the nearest whole dollar.

(2) Certain executive officers of the Company whose compensation is included above are employed and paid by the Parent. Pursuant to a management agreement between the Company and the Parent, the Company reimburses the Parent for their services.

(3) The cash bonus under the management incentive plan for services rendered to the Company and its subsidiaries during the year ended December 31, 1996 was not calculable as of the date of this report. Such amounts will be disclosed in the Company's annual report for the subsequent fiscal year in the appropriate column for the year in which earned. Annual bonus amounts are earned and accrued for the year shown and paid subsequent to the end of such year.

(4) Accruals under the Company's Long Term Incentive Plans ("LTIPs") are earned and recorded annually during the plan period based upon the Company's performance during each applicable year. The Company revised the terms of its LTIP commencing with the 1996-1998 LTIP. Under the terms of the former LTIP, once determined, accruals were not affected by the Company's performance in subsequent years. As a result, the Company reports annual accruals under its LTIPs as other annual compensation as defined by the SEC. During 1996, the Company had an LTIP that commenced on January 1, 1994 and terminated on December 31, 1996 ("1994-96 LTIP"). Accruals under the 1994-96 LTIP for calendar year 1996 are reflected in the Summary Compensation Table.

  Under the terms of the 1994-96 LTIP, payouts of all accruals are made after the termination of the
  1994-96 LTIP to officers who are active employees of the Company and participants in the 1994-96 LTIP through its termination date (subject to exceptions in the case of disability, death or retirement). In March, 1995, payouts were made to the named executive officers of previously reported accruals under an LTIP that commenced January 1, 1992 and terminated December 31, 1994.

  Perquisites and other personal benefit amounts for each of the named executive officers fall below the minimum level for disclosure and therefore have been excluded.

(5) Mr. Vernick received the following special payments, attributable to the performance of specific business units and investments in 1995 and 1994, respectively: $22,500, and $103,156.

(6) Amounts reported reflect the Company's contribution made in the form of a match on amounts deferred by the officer in the Company's Savings and Profit Sharing Plan, which is qualified under Section 501(a) of the Internal Revenue Code. This Plan is available to all employees who work at least 900 hours per year. The Company makes matching contributions equal to 50% of the employee's contribution provided, however, that the Company's contribution will not exceed 2.5% of the employee's base salary.

  The table below shows long term incentive plan awards for the 1996-1998 LTIP to the Chief Executive Officer and the four next most highly compensated executive officers of the Company as determined at December 31, 1996.

          LONG TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR (1)

                                                           ESTIMATED FUTURE PAYOUTS
                                                          UNDER NON-STOCK PRICE-BASED
                                                                     PLANS
                                                          ---------------------------
(A)                            (B)             (C)           (D)      (E)      (F)
                                          PERFORMANCE OR
                            NUMBER OF      OTHER PERIOD
                          SHARES, UNITS  UNTIL MATURATION THRESHOLD  TARGET  MAXIMUM
NAME                     OR OTHER RIGHTS    OR PAYOUT     ($ OR #)  ($ OR #) ($ OR #)
----                     --------------- ---------------- --------- -------- --------
Almeida, Richard J......      3,325          3 Years      $249,375  $332,500 $565,250
Vernick, Mitchell F.....      1,700          3 Years      $127,500  $170,000 $289,000
Martin, Lauralee E......      1,350          3 Years      $101,250  $135,000 $229,500
Lockhart, Dennis P......      1,350          3 Years      $101,250  $135,000 $229,500
Litwin, Michael J.......      1,275          3 Years      $ 95,625  $127,500 $216,750

--------
(1) The long term incentive plan consists of performance units that are granted at the beginning of a three year performance period. The value of a performance share is based on the three year average return on equity target for the Company. For the 1996-1998 LTIP, a total of 46,000 units were allocated. If the Company achieves its target, this would create a pool of $4,600,000. The information reported represents the long term incentive plan beginning January 1, 1996 and ending December 31, 1998. In the event an employee ceases to be an active employee prior to the end of the Performance Period, no incentive compensation will be deemed to be earned.

RETIREMENT AND OTHER DEFINED BENEFIT PLANS

  The Company has a defined benefit retirement income plan (the "Retirement Plan") for the benefit of its employees that is a qualified plan under Section 401 of the Internal Revenue Code. Substantially all domestic employees of the Company who have one year of service, including executive officers and directors of the Company, and also certain executive officers and directors of International Group, participate in the Retirement Plan. Non-employee directors are not eligible for retirement benefits. Under a defined benefit plan, such as the Company's, contributions are not specifically allocated to individual participants.

  The Company adopted a Supplemental Executive Retirement Plan, effective October 28, 1987 and amended and restated effective January 1, 1996, which provides a benefit to all employees whose full benefit under the Retirement Plan is reduced by 1) participation in the Company's Executive Deferred Compensation Plan, and 2) limitations imposed by Sections 401(a)(17) and 415 of the Internal Revenue Code, as amended.

  The table below shows estimated annual retirement benefits for executives in specified remuneration and service classifications.

                     ESTIMATED ANNUAL RETIREMENT BENEFITS

                                               YEARS OF CREDITED SERVICE
                                       -----------------------------------------
                                                                         25 AND
FINAL AVERAGE PAY                         5      10      15       20      OVER
-----------------                      ------- ------- ------- -------- --------
$200,000.............................. $26,000 $52,000 $78,000 $104,000 $130,000
 225,000..............................  29,250  58,500  87,750  117,000  146,250
 250,000..............................  32,500  65,000  97,500  130,000  162,500
 275,000..............................  35,750  71,500 107,250  143,000  178,750
 300,000..............................  39,000  78,000 117,000  156,000  195,000
 400,000..............................  52,000 104,000 156,000  208,000  260,000
 450,000..............................  58,500 117,000 175,500  234,000  292,500
 500,000..............................  65,000 130,000 195,000  260,000  325,000
 600,000..............................  78,000 156,000 234,000  312,000  390,000

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

  The number of years of credited service as of December 31, 1996, and the actual average remuneration for their respective years of credited service with the Company for those individuals listed on the Summary Compensation Table are as follows: Richard J. Almeida, 9 years 5 months, $322,450; Mitchell
F. Vernick, 10 years 4.5 months, $251,550; Lauralee E. Martin, 10 years 4.5 months, $240,100; Dennis P. Lockhart, 9 years, $245,383; and Michael Litwin, 25 years 2 months, $231,273.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

  Richard J. Almeida, Kenji Miyamoto and Hajime Maeda served as members of the Compensation Committee of the Board of Directors of the Company throughout calendar year 1996. Messrs. Almeida, Miyamoto and Maeda also served concurrently as members of the Compensation Committees of the Parent, International Group and Holdings.

  Mr. Almeida served as Chairman and Chief Executive Officer of the Company and its subsidiaries, International Group and Holdings. In addition, Mr. Almeida served as the Chairman of the Board, Chief Executive Officer and President of the Parent and as a member of the Compensation Committees of the Parent, International Group, and Holdings. Messrs. Miyamoto and Maeda each also served as executive officers of the Parent during their tenure as members of the Compensation Committees.

  As identified below, several directors of the Company also served as executive officers of one or more of the other companies for whom Mr. Almeida served as a member of the Compensation Committee of the Board of Directors:
Mr. Lockhart, Parent, International Group and Holdings; and Mr. Vernick, International Group and Holdings.

  No other relationships exist between the members of the Compensation Committee of the Company, the Parent, International Group or Holdings and the directors and executive officers of those companies.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

VOTING SECURITIES

  The following table sets forth the ownership of all of the outstanding common stock of the Company, as of February 1, 1997:

   NAME AND ADDRESS                               AMOUNT AND NATURE    PERCENT
  OF BENEFICIAL OWNER                          OF BENEFICIAL OWNERSHIP OF CLASS
  -------------------                          ----------------------- --------
     Heller International Corporation                100 Shares          100%
     (Parent).................................
     500 West Monroe Street
     Chicago, Illinois 60661

EQUITY SECURITIES

  All of the outstanding common stock of the Parent is owned by Fuji Bank. As of December 31, 1996, certain directors and executive officers of the Company owned beneficially certain amounts of Fuji Bank's common stock, all as indicated below.

     NAME AND                                                   AMOUNT OF
 BENEFICIAL OWNER                                          BENEFICIAL OWNERSHIP
 ----------------                                          --------------------
    Richard J. Almeida....................................          0
    Hajime Maeda..........................................    22,716 Shares
    Mitchell F. Vernick...................................          0
    Yukihiko Chayama......................................       701 Shares
    Tsutomu Hayano........................................     2,315 Shares
    Hidehiko Ide..........................................     3,210 Shares
    Mark Kessel...........................................          0
    Michael J. Litwin.....................................          0
    Dennis P. Lockhart....................................          0
    Lauralee E. Martin....................................          0
    Kenji Miyamoto........................................     2,192 Shares
    Hideo Nakajima........................................    13,428 Shares
    Osamu Ogura...........................................          0
    Masahiro Sawada.......................................     2,205 Shares
    Kenichi Tomita........................................       620 Shares
                                                              -------------
        Total Shares......................................    47,387 Shares
                                                              =============

  In addition, Messrs. Chayama, Hayano, Ide, Miyamoto, Nakajima, Ogura, Sawada, and Tomita participate in a Fuji Bank employee stock purchase plan and, as of December 31, 1996, beneficially held, in aggregate, approximately 39,887 shares.

  The aggregate number of shares of Fuji Bank common stock that are beneficially owned by the Company's directors and officers, considered as a group, including those shares held in the Fuji Bank employee stock purchase plan, does not exceed 1% of the outstanding shares of such stock.

  The following table sets forth the ownership by all directors, nominees and executive officers, of all outstanding equity securities of the Company, and its subsidiaries, as of February 1, 1997:

                                                            AMOUNT OF
                                         NAME OF            BENEFICIAL  PERCENT
   TITLE OF CLASS                   BENEFICIAL OWNER        OWNERSHIP   OF CLASS
   --------------              --------------------------- ------------ --------
   HELLER FINANCIAL, INC.
     Cumulative Convertible
      Preferred Stock, Series  Heller International
      D .....................  Corporation (Parent)        1,000 Shares   100%
     8 1/8% Cumulative
      Perpetual Senior
      Preferred Stock, Series
      A......................  Richard J. Almeida                     0     0
                               Hajime Maeda                           0     0
                               Yukihiko Chayama                       0     0
                               Tsutomu Hayano                         0     0
                               Hidehiko Ide                           0     0
                               Mark Kessel                            0     0
                               Michael J. Litwin                      0     0
                               Dennis P. Lockhart                     0     0
                               Lauralee E. Martin                     0     0
                               Kenji Miyamoto                         0     0
                               Osamu Ogura                            0     0
                               Masahiro Sawada                        0     0
                               Kenichi Tomita                         0     0
                               All Directors and Executive
                               Officers as a Group                    0     0

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

  No Liquidity Advances or purchases of NW Preferred Stock have been made by Fuji Bank under the Agreement; other infusions of capital in the Company have been made by the Parent, the last one of which occurred in 1992.

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

  Neither Fuji Bank nor the Company may terminate the Agreement for any reason prior to December 31, 2002. After December 31, 2002 either Fuji Bank or the Company may terminate the Agreement upon 30 business days prior written notice. So long as the 8 1/8 Cumulative Perpetual Senior Preferred Stock, Series A ("Perpetual Preferred Stock") is outstanding and held by third parties other than Fuji Bank, the Agreement may not be terminated by either party unless the Company has received written certifications from Moody's Investors Services, Inc. and Standard & Poor's Corporation that upon termination the Perpetual Preferred Stock will be rated by them no lower than a3 and A-, respectively. For these purposes the Perpetual Preferred Stock will no longer be deemed outstanding at such time as an effective notice of redemption of all of the Perpetual Preferred Stock shall have been given by the Company and funds sufficient to effectuate such redemption shall have been deposited with the party designated for such purpose in the notice. In addition, any termination of the Keep Well Agreement by the Company must be consented to by Fuji Bank. Any such termination will not relieve the Company of its obligations in respect of any NW Preferred Stock outstanding on the date of termination or the dividends thereon, any amounts owed in respect of Liquidity Advances on the date of termination or the unpaid principal or interest on those Liquidity Advances or Fuji Bank's fee relating to the Liquidity Commitment. Any such termination will not adversely affect the Company's commercial paper obligations outstanding on the date of termination. The Agreement can be modified or amended by a written agreement of Fuji Bank and the Company. However, no such modification or amendment may change the prohibition against termination before December 31, 2002 or adversely affect the Company's then-outstanding commercial paper obligations.

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

CERTAIN TRANSACTIONS WITH FUJI BANK AND WITH THE PARENT AND ITS SUBSIDIARIES

  Several financial, administrative or other service arrangements exist between the Company and Fuji Bank, the Parent or related affiliates. In management's opinion, the terms of these arrangements are similar to those the Company would have been able to obtain in like agreements with unaffiliated entities in arms-length transactions.

  Services Provided by Fuji Bank and the Parent for the Company. Certain employees of Fuji Bank and the Parent perform managerial, administrative and other related functions for the Company. The Company compensates Fuji Bank and the Parent for the use of such individuals' services at a rate which reflects current costs to Fuji Bank and the Parent. The amounts paid to Fuji Bank and the Parent for these services in 1996 were $2 million and $60 million, respectively. Additionally, certain subsidiaries of Fuji Bank periodically serve as managers for various offerings of the Company's debt securities and may act as registrar and paying agent for certain debt issuances by the Company.

  Services Provided by the Company for Affiliates. The Company performs services for its affiliates and charges them for the cost of the work performed. The Company may also guarantee the obligations of its clients or the clients of certain joint ventures under letters of credit issued by financial institutions, some of which are affiliates of the Company. Additionally, the Company guarantees payment under a deferred compensation arrangement between the Parent and certain of its employees. The Company has agreements with the Parent and certain other subsidiaries of the Parent which provide for the Company to receive an annual negotiated fee for servicing assets which have been sold by the Company to the Parent and these affiliates. The Company continues to service these assets and all other direct costs and expenses, including any additional advances made after the date of the agreement, are borne by the subsidiaries of the Parent. The amount of fees for servicing these assets in 1996 was approximately $1 million.

  Heller Capital Markets Group, Inc. ("CMG"), a wholly-owned subsidiary of the Company, acts as placement agent for the sale of commercial paper issued by the Parent. CMG receives compensation, based upon the face amount of the commercial paper notes sold. For the year ending December 31, 1996, the Parent paid less than $1 million to CMG as compensation pursuant to this arrangement.

  Intercompany Receivables, Payables, Transactions and Financial Instruments. At December 31, 1996, the net amount due from affiliates was $20 million. The amounts are comprised principally of interest bearing demand notes representing amounts due to the Company arising from the interest rate swap agreement with the Parent, advances, administrative fees and costs charged to other subsidiaries of the Parent. The notes bear interest at rates which approximate the average rates on the Company's commercial paper obligations or short-term bank borrowing rates outstanding during the period.

  Fuji Bank and one of its subsidiaries provided uncommitted lines of credit to consolidated international subsidiaries totaling approximately $15 million at December 31, 1996. Borrowings under these facilities totaled $4 million at December 31, 1996. In addition, Fuji Bank provides uncommitted lines of credit to certain international joint ventures.

  The Company is a party to a $200 million interest rate swap agreement with the Parent, which expires December 15, 2000. The purpose of this agreement is to manage the Company's exposure to interest rate fluctuations. Under this agreement, the Company pays interest to the Parent at a variable rate based on the commercial paper rate published by the Board of Governors of the Federal Reserve System and the Parent pays interest to the Company at a fixed rate of 5.57%. This agreement had the effect of increasing the Company's interest expense by less than $1 million in 1996.

  In the ordinary course of its business, the Company participates in joint financings with Fuji Bank or certain affiliates. During 1996, the Company jointly participated with Fuji Bank in a $53 million financing, of which the Company retained an $8 million interest.

  On February 15, 1985, the Company issued to the Parent 1,000 shares of previously subscribed Cumulative Convertible Preferred Stock, Series D (No Par Value) ("Convertible Preferred Stock"), which has a dividend yield established quarterly at the rate of 1/2% under the announced prime commercial lending rate of Morgan Guaranty Trust Company of New York, cumulative from March 30, 1984 and payable quarterly commencing on March 31, 1989. During 1996, the Company declared and paid $2 million of dividends on the Convertible Preferred Stock. The Convertible Preferred Stock is convertible into Common Stock of the Company at the conversion price of one share of Common Stock for each 200 shares of Convertible Preferred Stock. Subject to certain conditions, the Convertible Preferred Stock is redeemable, in whole or in part, at any time at the option of the Company at a redemption price equal to the price paid for such stock plus accumulated dividends. Upon voluntary or involuntary liquidation, the holder of the Convertible Preferred Stock is entitled to be paid an amount equal to the price paid for each share plus accumulated dividends.

CERTAIN OTHER RELATIONSHIPS

  Mr. Kessel, a director of the Company and Parent, is a partner of the law firm of Shearman & Sterling, which from time to time acts as counsel in certain matters for Fuji Bank, the Company and the Parent.

  In August, 1996, the Company replaced its $500 million factored accounts receivable sales program with a new facility. This new facility allows the Company to sell an undivided interest of up to $550 million in a designated pool of its factored accounts receivable to five bank-supported conduits. The underlying liquidity support for the conduits is provided by unaffiliated entities. One of the conduits has an operating agreement with Fuji Bank.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) Documents Filed as Part of This Report:

    1. Financial Statements (All Financial Statements listed below are those of the Company and its consolidated subsidiaries):

      Report of Independent Public Accountants -- Arthur Andersen LLP

      Consolidated Balance Sheets--December 31, 1996 and 1995

      Consolidated Statements of Income for the Years Ended December 31, 1996, 1995 and 1994

      Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994

      Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1996, 1995 and 1994

      Notes to Consolidated Financial Statements

    2. Financial Statement Schedules:

      Schedules are omitted because they are not applicable or because the required information appears in the financial statements or the notes thereto.

    3. Exhibits:


     (3)(a)    Amended and Restated Certificate of Incorporation of the
               Company as amended on September 2, 1992 [Incorporated by reference to Exhibits 4(a) and 4(b) to the Company's Reg-istration Statement on Form S-3 filed September 4, 1992
               (File No. 33-51692)]
     (3)(b) By-laws of the Company, as amended on June 17, 1996 [In-corporated by reference to Exhibit 3(ii) to the Company's
               Quarterly Report on Form 10-Q for the Quarter Ended June
               30, 1996 (File No. 1-6157)]
     (4)(a) Certificate of Designation, Preferences and Rights of Cu-mulative Perpetual Senior Preferred Stock, Series A, filed
               September 16, 1992 [Incorporated by reference to Exhibit
               4(a) to the Company's Annual Report on Form 10-K for the
               Fiscal Year Ended December 31, 1992 (File No. 1-6157)]
     (4)(b)    Heller Financial, Inc. Standard Multiple-Series Indenture
               Provisions dated February 5, 1987 [Incorporated by refer-ence to Exhibit (4)(a) to the Company's Registration
               Statement on Form S-3 dated February 5, 1987 (File No. 33-
               11757)]
     (4)(c) Form of Indenture dated as of February 5, 1987 between the Company and The First National Bank of Chicago, Trustee, with respect to Senior Securities [Incorporated by refer-ence to Exhibit (4)(b) to the Company's Registration
               Statement on Form S-3 dated February 5, 1987 (File No. 33-
               11757)]
     (4)(d) Form of Indenture dated as of February 5, 1987 between the Company and Chemical Bank, Trustee, with respect to Senior
               Securities [Incorporated by reference to Exhibit (4)(c) to the Company's Registration Statement on Form S-3 dated
               February 5, 1987 (File No. 33-11757)]
     (4)(e) First Supplemental Indenture dated as of December 1, 1989 to the Indenture dated as of February 5, 1987 between Chemical Bank, as Trustee and the Company [Incorporated by reference to Exhibit (4)(e) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1994
               (File No. 1-6157)]


     (4)(f) Form of Indenture dated as of September 30, 1991 between the Company and The Bank of New York, Trustee, with re-spect to Senior Securities. [Incorporated by reference to Exhibit (4)(h) to the Company's Registration Statement on
               Form S-3 dated September 30, 1991 (File No. 33-43020)]
     (4)(g) Form of Indenture dated as of September 30, 1991 between the Company and Chemical Bank, Trustee, with respect to the Subordinated Securities [Incorporated by reference to Exhibit (4)(h) to the Company's Registration Statement on
               Form S-3 dated September 30, 1991 (File No. 33-43020)]
     (4)(h) Form of Indenture dated as of September 1, 1995 between the Company and Fleet National Bank formerly known as Shawmut Bank Connecticut, National Association, as Trust-ee, with respect to Senior Securities [Incorporated by reference to Exhibit (4)(b) to the Company's Registration
               Statement on Form S-3 dated September 8, 1995 (File No.
               33-62479)]
     (4)(i) Form of Indenture dated as of September 1, 1995 between the Company and Fleet National Bank f/k/a Shawmut Bank
               Connecticut, National Association, as Trustee, with re-spect to Subordinated Securities [Incorporated by refer-ence to Exhibit (4)(c) to the Company's Registration
               Statement on Form S-3 dated September 8, 1995 (File No.
               33-62479)]
     (4)(j) Form of Indenture dated as of September 1, 1995 between the Company and Fleet National Bank f/k/a Shawmut Bank
               Connecticut, National Association, as Trustee, with re-spect to Junior Subordinated Securities [Incorporated by reference to Exhibit (4)(d) to the Company's Registration
               Statement on Form S-3 dated September 8, 1995 (File No.
               33-62479)]
     (4)(k) First Supplemental Indenture with respect to Senior Secu-rities between Heller Financial, Inc. and Fleet National
               Bank f/k/a Shawmut Bank Connecticut, National Association
               ("Shawmut") dated September 29, 1995 [Incorporated by ref-erence to Exhibit (4)(a) to the Company's Current Report on Form 8-K dated October 3, 1995 (File No. 1-6157)]
     (4)(l) First Supplemental Indenture with respect to Junior Subor-dinated Securities between Heller Financial, Inc. and
               Fleet National Bank f/k/a Shawmut Bank Connecticut, Na-tional Association dated September 29, 1995 [Incorporated by reference to Exhibit (4)(b) to the Company's Current
               Report on Form 8-K dated October 3, 1995 (File No. 1-
               6157)]
     (4)(m) First Supplemental Indenture dated October 13, 1995 be-tween Heller Financial, Inc. and Fleet National Bank f/k/a
               Shawmut Bank Connecticut, National Association with re-spect to Senior Securities [Incorporated by reference to
               Exhibit 4(b)(i) to the Company's Current Report on Form 8-
               K filed October 17, 1995 (File No. 1-6157)]
     (4)(n) First Supplemental Indenture dated October 13, 1995 be-tween Heller Financial, Inc. and Fleet National Bank f/k/a
               Shawmut Bank Connecticut, National Association with re-spect to Subordinated Securities [Incorporated by refer-ence to Exhibit 4(c)(i) to the Company's Current Report on Form 8-K filed October 17, 1995 (File No. 1-6157)]
     (4)(o) First Supplemental Indenture dated October 13, 1995 be-tween Heller Financial, Inc. and Fleet National Bank f/k/a
               Shawmut Bank Connecticut, National Association with re-spect to Junior Subordinated Securities [Incorporated by reference to Exhibit 4(d)(i) to the Company's Current Re-port on Form 8-K filed October 17, 1995 (File No. 1-6157)]
     (10)(a) Amended and Restated Keep Well Agreement between Fuji Bank and the Company dated as of August 28, 1992 (including, as Appendix A, the Keep Well Agreement dated as of April 23,
               1983 between Fuji Bank and the Company) [Incorporated by reference to Exhibit 28(a) to the Company's Registration
               Statement on Form S-3 filed September 4, 1992 (File No.
               33-51692)]


     (10)(b) First Amendment to Amended and Restated Keep Well Agree-ment between Fuji Bank and the Company dated as of May 3, 1995 [Incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1995 (File No. 1-6157)]
     (10)(c)   Nonrecourse Participation Agreement dated September 30,
               1985 between the Company and Heller Interstate, Inc. [In-corporated by reference to Exhibit 10(b) to the Company's
               Annual Report on Form 10-K for the Fiscal Year Ended De-cember 31, 1992 (File No. 1-6157)]
     (10)(d) Service Agreement dated January 1, 1985 between the Parent and Fuji Bank [Incorporated by reference to Exhibit
               (10)(e) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1992 (File No. 1-6157)]
     *(10)(e) Supplemental Executive Retirement Benefit Plan, amended and restated effective January 1, 1996.
     (10)(f)   Management Agreement dated as of January 1, 1991 between
               Heller International Corporation and Heller Financial,
               Inc. [Incorporated by reference to Exhibit (10)(m) to the Company's Quarterly Report on Form 10-Q for the period ending March 31, 1991 (File No. 1-6157)]
     *(10)(g)  Agreement for the Allocation of Federal, State and Foreign
               Income Tax Liability and Benefits Among Heller Interna-tional Corporation and its Subsidiaries, effective as of July 1, 1996
     (10)(h)   Heller Financial Inc., Capital Markets Group/Merchant
               Banking Division Equity Investment Compensation Plan ef-fective August 1, 1988 and letter amendment dated April
               18, 1989 [Incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the Fiscal
               Year Ended December 31, 1992 (File No. 1-6157)]
     (10)(i) Summary of Special Long Term Incentive Plan [Incorporated by reference to Exhibit (10)(l) to the Company's Annual
               Report on Form 10-K for the Fiscal Year Ended December 31,
               1993 (File No. 1-6157)]
     (10)(j) Long Term Incentive Plan, effective January 1, 1994 [In-corporated by reference to Exhibit 10(n) to the Company's
               Annual Report on Form 10-K for the Fiscal Year Ended De-cember 31, 1994 (File No. 1-6157)]
     (10)(k)   Executive Deferred Compensation Plan, dated January 1,
               1994 as amended on October 1, 1994 [Incorporated by refer-ence to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1994
               (File No. 1-6157)]
     (10)(l)   Second Amendment to the Executive Deferred Compensation
               Plan, dated December 29, 1995 [Incorporated by reference to Exhibit 10(n) to the Company's Annual Report on Form
               10-K for the Fiscal Year Ended December 31, 1995 (File No.
               1-6157)]
     *(10)(m)  Third Amendment to the Executive Deferred Compensation
               Plan, dated January 1, 1996
     *(10)(n)  Fourth Amendment to the Executive Deferred Compensation
               Plan, dated November 26, 1996
     (10)(o)   Cross Guaranty for the Executive Deferred Compensation
               Plan [Incorporated by reference to Exhibit 10(p) to the Company's Annual Report on Form 10-K for the Fiscal Year
               Ended December 31, 1994 (File No. 1-6157)]
     (10)(p)   Management Incentive Plan (the Parent) (Effective January
               1, 1987, Revised January 1, 1989)[Incorporated by refer-ence to Exhibit 10(m) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1995
               (File No. 1-6157)]
     *(10)(q) Savings and Profit Sharing Plan, amended and restated ef-fective as of January 1, 1989


     *(10)(r)  First Amendment to Savings and Profit Sharing Plan, dated
               December 23, 1993
     *(10)(s)  Second Amendment to Savings and Profit Sharing Plan, dated
               December 20, 1994
     *(10)(t)  Third Amendment to Savings and Profit Sharing Plan, dated
               September 9, 1996
     (10)(u)   Employment Letter Agreement, dated February 1, 1996 be-
               tween the Parent and Richard J. Almeida [Incorporated by
               reference to Exhibit 10(o) to the Company's Annual Report
               on Form 10-K for the Fiscal Year Ended December 31, 1995
               (File No. 1-6157)]
     *(12)     Computation of Ratio of Earnings to Combined Fixed Charges
               and Preferred Stock Dividends
     *(21)     Subsidiaries of the Registrant
     *(23)     Consent of Independent Public Accountants
     *(24)     Powers of Attorney
     *(27)     Financial Data Schedule

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

  (b) Current Reports on Form 8-K:

      During the fourth quarter of 1996, the Company filed a Current Report on Form 8-K dated October 23, 1996.

      On January 28, 1997, the Company filed with the U.S. Securities and Exchange Commission a Current Report on Form 8-K, dated January 27, 1997, to announce the Company's earnings for the year ended December 31, 1996.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Heller Financial, Inc.

                                                    Richard J. Almeida
                                          By:__________________________________
                                                    Richard J. Almeida
                                               Chairman and Chief Executive
                                                          Officer

                                          Dated: February 11, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.
                              Richard J. Almeida
By: _________________________________
                              Richard J. Almeida
                Chairman, Chief Executive Officer and Director

                                       *
By: _________________________________
                                 Hajime Maeda
                                   Director

                                       *
By: _________________________________
                               Yukihiko Chayama
                                   Director

                                       *
By: _________________________________
                                 Hidehiko Ide
                                   Director

                                       *
By: _________________________________
                                Tsutomu Hayano
                                   Director

                                       *
By: _________________________________
                                  Mark Kessel
                                   Director

                                       *
By: _________________________________
                              Michael J. Litwin
                                   Director

                                       *
By: _________________________________
                              Dennis P. Lockhart
                                   Director

Dated: February 11, 1997

                              Lauralee E. Martin
By: _________________________________
                              Lauralee E. Martin
        Executive Vice President, Chief Financial Officer and Director

                                       *
By: _________________________________
                                Kenji Miyamoto
                                   Director

                                       *
By: _________________________________
                                Hideo Nakajima
                                   Director

                                       *
By: _________________________________
                                  Osamu Ogura
                                   Director

                                       *
By: _________________________________
                                Masahiro Sawada
                                   Director

                                       *
By: _________________________________
                                Kenichi Tomita
                                   Director

                               Lawrence G. Hund
By: _________________________________
                               Lawrence G. Hund
        Senior Vice President, Controller and Chief Accounting Officer

            D. H. Snider
*By: ________________________________
                                Debra H. Snider
                               Attorney-in-Fact