Form 10-Q
period 1997-03-31
HELLER FINANCIAL INC
filed 1997-04-30
CIK 46738

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549


                                   FORM 10-Q


(Mark One)
[X] Quarterly report for the period ended March 31, 1997 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                         Commission file number 1-6157


                            Heller Financial, Inc.
                            ----------------------
            (Exact name of registrant as specified in its charter)



        Delaware                                   36-1208070
        --------                                   ----------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

500 W. Monroe Street, Chicago, Illinois              60661
---------------------------------------            ---------
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

     100 shares of Common Stock, $.25 par value, outstanding at April 30, 1997.

================================================================================

                         PART I. FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                (in millions, except for information on shares)

                                 ASSETS                                 March 31,   December 31,
                                                                          1997          1996
                                                                       -----------  ------------
                                                                       (unaudited)
Cash and cash equivalents............................................     $   320         $  296
Receivables (Note 2)
Commercial loans
  Term loans.........................................................       2,526          2,434
  Revolving loans....................................................       1,570          1,493
Real estate loans....................................................       1,646          1,726
Equipment loans and leases...........................................       1,689          1,614
Factored accounts receivable.........................................         990            994
Indirect consumer loans..............................................         252            268
                                                                          -------         ------
     Total receivables...............................................       8,673          8,529
Less: Allowance for losses of receivables (Note 2)...................         226            225
                                                                          -------         ------
     Net receivables.................................................       8,447          8,304
Equity and real estate investments...................................         410            419
Debt securities......................................................         251            251
Operating leases.....................................................         172            135
Investments in international joint ventures..........................         259            272
Other assets.........................................................         269            249
                                                                          -------         ------
     Total assets....................................................     $10,128         $9,926
                                                                          =======         ======

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Senior debt
 Commercial paper and short-term borrowings..........................     $ 2,752         $2,745
 Notes and debentures (Note 3).......................................       4,996          4,761
                                                                          -------         ------
     Total debt......................................................       7,748          7,506
Credit balances of factoring clients.................................         542            590
Other payables and accruals..........................................         307            306
                                                                          -------         ------
     Total liabilities...............................................       8,597          8,402
Minority interest in equity of Heller International Group, Inc.......          54             57
Stockholders' equity
  Cumulative Perpetual Senior Preferred Stock, Series A ("Perpetual
   Preferred Stock")
   ($.01 Par Value; stated value, $25; 8.125%;
   5,000,000 shares authorized and outstanding)......................         125            125
  Cumulative Convertible Preferred Stock, Series D
   (No Par Value; 1/2% under prime; 1,000 shares
   authorized and outstanding).......................................          25             25
  Common Stock ($.25 Par Value; 1,000 shares authorized;
   100 shares outstanding) and additional paid-in capital............         663            663
  Retained earnings..................................................         664            654
                                                                          -------         ------
     Total stockholders' equity......................................       1,477          1,467
                                                                          -------         ------
     Total liabilities and stockholders' equity......................     $10,128         $9,926
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

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (in millions)

                                                                  For the Three Months
                                                                    Ended March 31,
                                                                  --------------------
                                                                    1997       1996
                                                                  ---------  ---------
                                                                       (unaudited)
Interest income.................................................    $ 208      $ 202
Interest expense................................................      116        112
                                                                    -----      -----
  Net interest income...........................................       92         90
Fees and other income...........................................       39         32
Income of international joint ventures..........................       10          9
                                                                    -----      -----
  Operating revenues............................................      141        131
Operating expenses..............................................       62         59
Provision for losses............................................       22         24
                                                                    -----      -----
  Income before income taxes and minority interest..............       57         48
Income tax provision............................................       17         12
Minority interest in income of Heller International Group, Inc..        1          2
                                                                    -----      -----
  Net income....................................................    $  39      $  34
                                                                    =====      =====

                      CONSOLIDATED CONDENSED STATEMENTS OF
                          CHANGES IN RETAINED EARNINGS
                                 (in millions)

                                                                                   For the Three Months
                                                                                     Ended March 31,
                                                                                  ----------------------
                                                                                   1997           1996
                                                                                  -------        -------
                                                                                       (unaudited)
  Retained earnings at December 31, 1996 and 1995...............................    $ 654         $ 571
     Net income.................................................................       39            34
     Common stock dividends.....................................................      (14)          (12)
     Preferred stock dividends..................................................       (3)           (3)
     Net changes in unrealized holding gains or losses on securities available
      for sale, net of tax......................................................       (5)            6
     Deferred translation adjustment, net of tax................................       (7)           (1)
                                                                                    -----         -----
  Retained earnings at March 31, 1997 and 1996..................................    $ 664         $ 595
                                                                                    =====         =====

The retained earnings balance includes unrealized net gains on securities available for sale of $8 and $1, net of tax, at March 31, 1997 and 1996, respectively. Retained earnings also includes deferred foreign currency translation adjustments of $(21) and $(15), net of tax, at March 31, 1997 and 1996, respectively.

     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in millions)

                                                                            For the Three Months Ended
                                                                                     March 31,
                                                                            --------------------------
                                                                                  1997    1996
                                                                                 -----   -----
                                                                                  (Unaudited)
OPERATING ACTIVITIES
 Net income...............................................................       $  39   $  34
 Adjustments to reconcile net income to net
 cash provided by operating activities:
  Provision for losses....................................................          22      24
  Losses from equity investments..........................................          15       9
  Provision for deferred tax asset........................................          (2)      1
  Decrease in accounts payable and accrued liabilities....................         (10)    (41)
  Undistributed income of international joint ventures....................          (6)     (9)
  Decrease in interest payable............................................          --      (7)
  Other...................................................................          (4)      2
                                                                                 -----   -----
   Net cash provided by operating activities..............................          54      13

INVESTING ACTIVITIES
 Longer-term loans funded.................................................        (909)   (726)
 Collections of principal.................................................         736     722
 Sales and syndications of longer-term loans..............................         140     171
 Net increase in short-term loans and advances to factoring clients.......        (233)   (356)
 Investment in operating leases...........................................         (40)     (1)
 Investments in equity interests and other investments....................         (63)    (55)
 Sales of investments and equipment on lease..............................          85      32
 Other....................................................................          (2)    (20)
                                                                                 -----   -----
   Net cash used for investing activities.................................        (286)   (233)

FINANCING ACTIVITIES
 Senior note issues.......................................................         629      32
 Retirement of notes and debentures.......................................        (394)   (183)
 Increase (decrease) in commercial paper and other short-term borrowings..           7     (87)
 Net decrease in advances to affiliates...................................          31      33
 Dividends paid on common and preferred stock.............................         (17)    (15)
                                                                                 -----   -----
   Net cash provided by (used for) financing activities...................         256    (220)
                                                                                 -----   -----
Increase (decrease) in cash and cash equivalents..........................          24    (440)
Cash and cash equivalents at the beginning of the period..................         296     599
                                                                                 -----   -----
Cash and cash equivalents at the end of the period........................       $ 320   $ 159
                                                                                 =====   =====

     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)

(1)  Basis of Presentation

  These consolidated condensed financial statements should be read in conjunction with the financial statements and notes included in the annual report on Form 10-K of Heller Financial, Inc. (the "Company") for the year ended December 31, 1996. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in these financial statements and were of a normal, recurring nature. Certain prior year amounts have been reclassified to conform to the current year's presentation.

(2)  Impaired Receivables and Repossessed Assets

  The Company does not recognize interest and fee income on impaired receivables classified as nonearning and on repossessed assets, which are set forth in the following table:

                                                              March 31,   December 31,
                                                                 1997         1996
                                                              ----------  -------------
                                                                    (in millions)

  Impaired receivables......................................      $ 259          $ 264
  Repossessed assets........................................         31             14
                                                                  -----          -----
   Total nonearning assets..................................      $ 290          $ 278
                                                                  =====          =====
  Ratio of total nonearning assets to total lending assets..        3.3%           3.3%
                                                                  =====          =====

  The average investment in nonearning impaired receivables was $261 million for the three months ended March 31, 1997.

  Loan Modifications--

  The Company had $14 million of loans that are considered troubled debt restructures at March 31, 1997 and December 31, 1996. The Company also had $12 million of loans at March 31, 1997 that were restructured at a market rate of interest, written down from the original loan balance and returned to earning status. The recorded investment of these receivables is expected to be fully recoverable. Interest income of less than $1 million has been recorded on these receivables under the modified terms. At March 31, 1997, the Company was not committed to lend significant additional funds under the restructured agreements.

  Allowance for Losses--

  The change in the allowance for losses of receivables during the three month period included an additional provision of $22 million and gross writedowns and recoveries of $27 million and $6 million, respectively. Impaired receivables with identified reserve requirements were $177 million at March 31, 1997 and $176 million at December 31, 1996.

                                                           March 31,   December 31,
                                                              1997         1996
                                                           ----------  -------------
                                                                 (in millions)

  Identified reserve requirement for impaired receivables..    $  52          $  57
  Additional allowance for losses of receivables...........      174            168
                                                               -----          -----
     Total allowance for losses of receivables...............  $ 226          $ 225
                                                               =====          =====
  Ratio of allowance for losses of receivables to
     nonearning impaired receivables.........................     87%            85%
                                                               =====          =====

(3)  Notes and Debentures

  The Company issued and retired the following notes and debentures during the three months ended March 31, 1997 (excluding unamortized premium and discount):

                                                                            Principal
  Senior Debt - Notes and Debentures                                         Amount
                                                                          -------------
    Issuances:                                                            (in millions)
       Variable rate medium-term notes due on various dates ranging from
         April 7, 1998 to March 19, 2002..................................        $554
       6.58% medium-term notes due February 28, 2002......................          10
       6.70% medium-term notes due March 20, 2000.........................          10
       6.71% medium-term notes due March 21, 2000.........................          10
       7.00% medium-term notes due March 19, 2002.........................          40
       7.03% medium-term notes due March 21, 2002.........................           5
                                                                                  ----
                                                                                  $629
                                                                                  ====

   Retirements:
       Variable rate medium-term notes due on various dates ranging from
         January 15, 1997 to March 31, 1997.............................          $261
       6.45% notes due February 15, 1997................................             5
       Variable rate notes due on March 24, 1997........................           128
                                                                                  ----
                                                                                  $394
                                                                                  ====

  In April 1997, the Company increased its existing bank credit facilities with a new agreement that provides $3.0 billion of liquidity support at more favorable terms to the Company. The total bank credit facility is comprised of two equal facilities, a 364-day facility expiring April 7, 1998 and a 5-year facility expiring April 8, 2002. The modified terms of the agreement primarily include reduced pricing.

(4)  Derivative Financial Instruments Used for Risk Management Purposes

  The Company entered into $289 million of interest rate swaps during the three months ended March 31, 1997 to more closely match the interest rate and currency characteristics of its debt and assets. These instruments had the effect of converting $279 million of three-month LIBOR based medium-term notes to a fixed rate and $10 million of fixed rate medium term notes to variable rate.

  The Company invests in and operates commercial finance companies internationally. To minimize the effect of movements in exchange rates on its financial results, the Company periodically enters into forward currency exchange contracts. These financial instruments serve as hedges of its investment in international subsidiaries and joint ventures or effectively hedge the translation of the related foreign currency income. The Company held $457 million of forward contracts at March 31, 1997, of which $174 million were entered into to hedge the purchase price for the acquisition of our joint venture partner's interest in Factofrance in April, 1997.

(5)  Statement of Cash Flows

  Noncash investing activities which occurred during the three month period ended March 31, 1997 include $21 million of receivables which were classified as repossessed assets. For the three month periods ended March 31, 1997 and 1996, the Company paid income taxes to its Parent of $22 million and $39 million, respectively.

(6)  Accounting Developments

  Effective January 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

  The adoption of this Statement did not have a material impact on the Company's consolidated financial statements.

(7)  Subsequent Event

  Effective April 2, 1997, the Company's subsidiary, Heller International Group Inc., purchased the interests of its joint venture partner, Compagnie de Suez, in Factofrance Heller S.A., the largest factoring company in France. As a result, the Company increased its ownership interest in Factofrance from 48.8% to 97.6%. Heller International Group has been an owner of Factofrance for over 30 years, using the equity method of accounting for its 48.8% ownership position. At March 31, 1997, the International Group's investment in Factofrance is included on the balance sheet in Investments in International Joint Ventures with its share of earnings included in Income of International Joint Ventures on the income statement. The joint venture partner's interest in Factofrance was acquired for $174 million.

  The acquisition will result in the consolidation of Factofrance's operations in future periods. On April 2, 1997, Factofrance had assets and equity of approximately $1.6 billion and $155 million, respectively. In accordance with the purchase method of accounting, assets and liabilities of Factofrance will be recorded at their estimated fair value at the date of purchase.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS                                                For the Three Months Ended
                                                                              March 31,
                                                                     ---------------------------
                                                                                         Percent
                                                                     1997       1996      Change
                                                                     -----      -----    -------
                                                                       (dollars in millions)
Interest income..................................................    $ 208      $ 202         3%
Interest expense.................................................      116        112         4
                                                                     -----      -----
 Net interest income.............................................       92         90         2
Fees and other income............................................       39         32        22
Income of international joint ventures...........................       10          9        11
                                                                     -----      -----
 Operating revenues..............................................      141        131         8
Operating expenses...............................................       62         59         5
Provision for losses.............................................       22         24        (8)
                                                                     -----      -----
 Income before taxes and minority interest.......................       57         48        19
Income tax provision.............................................       17         12        42
Minority interest in income of Heller International Group, Inc...        1          2       (50)
                                                                     -----      -----
  Net income.....................................................    $  39      $  34        15%
                                                                     =====      =====

  Net income for the first quarter of 1997 increased by $5 million or 15% due to increases in all operating revenue components, modest growth in operating expenses and continued strong credit performance in the ongoing portfolios.

  Net interest income increased by $2 million or 2% for the first quarter of 1997. This increase reflects growth in the overall portfolio, offset by the continued shift of the portfolio to lower risk, but lower yielding asset based products, and the impact of competitive pricing pressures in certain product categories.

  Fees and other income, which is comprised of factoring commissions, fees, participating and other income and net investment gains, increased by 22% for the first quarter of 1997. Factoring commissions totaled $13 million for the three months ended March 31, 1997 and 1996. Fees, participating and other income increased to $23 million from $13 million for the three months ended March 31, 1997 and 1996, respectively, primarily due to residual participations on real estate transactions. Net investment gains were $3 million for the three month period ended March 31, 1997 compared to $6 million for the same period in 1996. Gross investment gains were $18 million and $15 million, while losses and writedowns were $15 million and $9 million for the three months ended March 31, 1997 and 1996, respectively.

  Income of international joint ventures increased 11% for the quarter ended March 31, 1997 primarily due to earnings from the Company's new Chilean joint venture.

  Operating expense growth slowed to 5% for the quarter ended March 31, 1997 as the Company is starting to realize the benefits of its prior investment in the asset based businesses.

  The provision for losses decreased $2 million for the three month period ended March 31, 1997 as the ongoing portfolio demonstrated continued strong credit performance with the post-1990 lending assets requiring only $6 million or 30 basis points of writedowns during the quarter. Gross writedowns totaled $27 million and $38 million, while recoveries totaled $6 million and $15 million for the three months ended March 31, 1997 and 1996, respectively.

  The effective tax rate increased to 30% for the three months ended March 31, 1997 from 25% for the same period in 1996. The effective rate for 1997 and 1996 remained below statutory rates due to the effect of earnings from international joint ventures, the use of foreign tax credits and favorable tax issue resolutions.

PORTFOLIO COMPOSITION

  During the quarter the Company achieved another of its diversification goals as no individual product group represents greater than 25% of the portfolio. Total lending assets and investments grew by $176 million or 2% during the first quarter as the Company continued to effectively grow the lower risk asset based businesses and reduce the pre-1990 corporate finance and real estate finance portfolios. Lending assets include receivables and repossessed assets.

                                                    Lending Assets and Investments as of
                                                        March 31,         December 31,
                                                   -----------------   -----------------
                                                    1997     Percent    1996     Percent
                                                   ------    -------   -------   -------
By Product Category:                                       (dollars in millions)
Asset based finance..............................  $4,479        46%    $4,270       44%
Corporate finance................................   2,467        25      2,447       26
Real estate finance..............................   2,038        21      2,062       21
International asset based finance and factoring..     569         6        609        6
Specialized finance..............................     243         2        232        3
                                                   ------    -------   -------   -------
 Total lending assets and investments............  $9,796       100%    $9,620      100%
                                                   ======    =======   =======   =======

By Asset Type:
Receivables......................................  $8,673        89%    $8,529       89%
Repossessed assets...............................      31         -         14        -
                                                   ------    -------   -------   -------
 Total lending assets............................  $8,704        89%    $8,543       89%
Equity and real estate investments...............     410         4        419        4
Debt securities..................................     251         2        251        3
Operating leases.................................     172         2        135        1
International joint ventures.....................     259         3        272        3
                                                   ------    -------   -------   -------
 Total investments...............................  $1,092        11%    $1,077       11%
                                                   ------    -------   -------   -------
 Total lending assets and investments............  $9,796       100%    $9,620      100%
                                                   ======    =======   =======   =======

  The asset based lending portfolio is comprised of equipment loans and leases to end-users, factored accounts receivable, secured working capital finance, vendor finance program loans and leases, small business finance activities and indirect consumer finance. The following provides a breakdown among the Company's various asset based product groups:


                                                    Lending Assets and Investments as of
                                                        March 31,         December 31,
                                                   -----------------   -----------------
                                                    1997     Percent    1996     Percent
                                                   ------    -------   -------   -------
                                                           (dollars in millions)
Equipment Finance and Leasing....................  $1,065        24%    $  981       23%
Current Asset Management.........................     935        21        928       22
Business Credit..................................     894        20        867       20
Vendor Finance...................................     836        19        809       19
First Capital....................................     477        10        403        9
Sales Finance....................................     272         6        282        7
                                                   ------    -------   -------   -------
 Total lending assets and investments............  $4,479       100%    $4,270      100%
                                                   ======    =======   =======   =======

  Growth in asset based lending assets and investments of $209 million during the quarter was distributed among several of the asset based product groups. Lending assets and investments for equipment finance and leasing, business credit, vendor finance and first capital increased due to strong new business, with the Company funding over $650 million of asset based financings during the first quarter. The Company achieved this level of funding while continuing to maintain strong credit disciplines in all of its asset based businesses. These portfolios experienced less than $2 million in net writedowns for the first three months of 1997. At March 31, 1997, the Company had contractually committed to finance an additional $1 billion to new and existing asset based borrowers.

  Corporate finance lending assets and investments increased by $20 million primarily due to strong new business fundings offset by runoff in both the pre- and post-1990 portfolios as well as syndications in the post-1990 portfolio. The Company funded in excess of $300 million of corporate financings during the three months ended March 31, 1997 and continues to maintain strong credit disciplines on average hold size and debt multiples. At March 31, 1997, the Company was contractually committed to finance an additional $760 million to new and existing corporate finance borrowers.

  The real estate portfolio decreased by $24 million during the quarter. The decline in lending assets was diversified among the various property types, with no one property type experiencing a significant change during the quarter. Fundings, primarily in apartments, condominiums and retail property types, of approximately $190 million during the quarter, were offset by continued strong liquidity in the post-1990 portfolio and the runoff of pre-1990 accounts. Unfunded contractual loan commitments to new and existing borrowers were $95 million at March 31, 1997.

  The Company's obligation to fund loan commitments is generally contingent upon the maintenance of specific credit standards by the borrowers.

  Total revenues include interest income, net fees and other income from domestic and consolidated international operations, and the Company's share of the net income of its international joint ventures.


                                                                Total Revenues
                                                     For the Three Months Ended March 31,
                                                   ----------------------------------------
                                                    1997     Percent     1996     Percent
                                                   -------  ----------  -------  ----------
                                                            (dollars in millions)
Asset based finance..............................   $ 115        45%    $  87         36%
Corporate finance................................      67        26        85         35
Real estate finance..............................      59        23        56         23
International asset based finance and factoring..      19         7        18          7
Specialized finance..............................      (3)       (1)       (3)        (1)
                                                    -----       ---     -----        ---
 Total revenues..................................   $ 257       100%    $ 243        100%
                                                    =====       ===     =====        ===

  Total revenues increased $14 million or 6% from the prior year principally reflecting an increase in fees and other income and an increase in interest income. Asset based finance experienced a $24 million increase in interest income consistent with an increase in lending assets of over $800 million from March 31, 1996. Corporate finance interest income decreased by $18 million from the first quarter 1996 principally due to lower levels of lending assets and investments.

PORTFOLIO QUALITY

  The Company's ongoing portfolio continued to demonstrate very strong credit performance in the first quarter. In addition, the Company continues to resolve and reduce its exposure to pre-1990 accounts.


                                                             March 31,   December 31,
                                                             ---------   ------------
                                                                1997         1996
                                                             ---------   ------------
                                                               (dollars in millions)
Lending Assets and Investments:
 Receivables...............................................     $8,673         $8,529
 Repossessed assets........................................         31             14
                                                                ------         ------
   Total lending assets....................................      8,704          8,543
 Equity and real estate investments........................        410            419
 Debt securities...........................................        251            251
 Operating leases..........................................        172            135
 Investments in international joint ventures...............        259            272
                                                                ------         ------
   Total investments.......................................      1,092          1,077
                                                                ------         ------
   Total lending assets and investments....................     $9,796         $9,620
                                                                ======         ======
Nonearning Assets:
 Impaired receivables......................................     $  259         $  264
 Repossessed assets........................................         31             14
                                                                ------         ------
   Total nonearning assets.................................     $  290         $  278
                                                                ======         ======
 Ratio of nonearning impaired receivables to receivables...        3.0%           3.1%
                                                                ======         ======
 Ratio of total nonearning assets to total lending assets..        3.3%           3.3%
                                                                ======         ======
Allowances for Losses:
 Allowance for losses of receivables.......................     $  226         $  225
                                                                ======         ======
Ratio of allowance for losses of receivables to:
   Receivables.............................................        2.6%           2.6%
                                                                ======         ======
   Nonearning impaired receivables.........................         87%            85%
                                                                ======         ======
Delinquencies:
 Earning loans delinquent 60 days or more..................     $  144         $  143
                                                                ======         ======
 Ratio of earning loans delinquent 60 days or more to
   receivables.............................................        1.7%           1.7%
                                                                ======         ======

                                                                For The Three Months
                                                                  Ended March 31,
                                                                --------------------
                                                                 1997          1996
                                                                ------        ------
Net writedowns of lending assets:                               (dollars in millions)
 Net writedowns on receivables.............................     $   21         $   19
 Net writedowns on repossessed assets......................          -              4
                                                                ------         ------
   Total net writedowns....................................     $   21         $   23
                                                                ======         ======
   Ratio of net writedowns to average lending assets
   (annualized)............................................        1.0%           1.1%
                                                                ======         ======
 Net writedowns on post-1990 lending assets................     $    6         $    5
                                                                ======         ======
 Ratio of post-1990 net writedowns to average total lending
  assets (annualized)......................................        0.3%           0.3%
                                                                ======         ======

  Nonearning assets remained constant at 3.3% of total lending assets at March 31, 1997 and December 31, 1996 and continue to be comprised primarily of pre-1990 corporate finance and real estate accounts, which constitute 54% of total nonearning assets at March 31, 1997. Repossessed assets increased by $17 million due to the repossession of several pre-1990 real estate properties to more effectively position them for resolution.

  Net writedowns decreased slightly to 1.0% of average lending assets for the three months ended March 31, 1997 as compared to 1.1% for the same period in the prior year. Gross writedowns declined to $27 million from $38 million while recoveries were $6 million as compared to $15 million in the first quarter of 1997 and 1996, respectively. The post-1990 portfolio continued to demonstrate excellent credit quality requiring only $6 million of net writedowns or 30 basis points of lending assets during the quarter. Net writedowns totaling $5 million or 30 basis points of lending assets were taken during the same period in the prior year.

  Loans considered troubled debt restructures were $14 million, unchanged from December 31, 1996. The Company also had $12 million of receivables at March 31, 1997 that were restructured at market rates of interest, written down from the original loan balance and returned to earning status. The recorded investment of these receivables is expected to be fully recoverable.

Pre-1990 Portfolio Profile

  The Company continued its efforts to reduce the pre-1990 corporate finance and real estate portfolios. The pre-1990 portfolio decreased by $132 million or 13% due to the resolution or run-off of credits during the quarter ended March 31, 1997. The following table provides a breakdown of the pre-1990 portfolio.


                                                                                     Pre-1990 Portfolio Profile
                                                                                     March 31,     December 31,
                                                                                     ---------     ------------
                                                                                        1997           1996
                                                                                        ----           ----
                                                                                       (dollars in millions)
Pre-1990 lending assets and investments........................................        $ 847           $ 979
                                                                                       =====           =====
Pre-1990 nonearning assets.....................................................        $ 157           $ 163
                                                                                       =====           =====
Ratio of pre-1990 lending assets and investments
 to total lending assets and investments.......................................          8.6%           10.2%
                                                                                       =====           =====

                                                                                        For the Three Months
                                                                                           Ended March 31,
                                                                                        1997            1996
                                                                                        ----            ----
                                                                                       (dollars in millions)
Net writedowns on pre-1990 lending assets......................................        $  15           $  18
                                                                                       =====           =====
Ratio of pre-1990 net writedowns to average total lending assets (annualized)..          0.7%            0.8%
                                                                                       =====           =====

LIQUIDITY AND CAPITAL RESOURCES

  During the first three months of 1997, the Company increased lending assets and investments by $176 million, retired $394 million of senior notes, and paid $17 million in dividends to common and preferred stockholders. To meet these funding requirements, the Company supplemented its cash flow from operations by issuing $629 million of senior notes and debentures and increasing the level of commercial paper and short-term borrowings by $7 million.

  The ratio of commercial paper and short-term borrowings to total debt was 36% at March 31, 1997 and 37% at December 31, 1996. Leverage (net of short-term investments) remained unchanged at 5.0x at March 31, 1997 and December 31, 1996. Leverage and the level of commercial paper and short-term borrowings continue to remain within ranges targeted by the Company to maintain a strong financial position.

  On April 8, 1997 the Company extended and increased its bank credit facilities from $2.3 billion to $3.0 billion. The total bank credit facility is comprised of two equal facilities, a 364-day facility expiring April 7, 1998 and a 5-year facility expiring April 8, 2002. In addition, at March 31, 1997 the Company had $147 million (U.S. dollar equivalent) in committed foreign bank credit facilities for the consolidated international subsidiaries, and $32 million available under the foreign currency revolving credit facilities. Committed credit and sale facilities from unaffiliated financial institutions represent 111% of outstanding commercial paper and short-term borrowings at March 31, 1997.

Risk Management

  The Company uses derivatives as an integral part of its asset/liability management program to reduce its overall level of financial risk arising from normal business operations. These derivatives, particularly interest rate swap agreements, are used to lower funding costs, diversify sources of funding or alter interest rate exposure arising from mismatches between assets and liabilities or reduce exposure to foreign exchange fluctuations. All of the derivative instruments are related to accomplishing these risk management objectives. The Company is not an interest rate swap dealer nor is it a trader in derivative securities, and it has not used speculative derivative products for the purpose of generating earnings from changes in market conditions. Agreements entered into during the first three months of 1997 were entirely related to accomplishing these risk management objectives and consisted of interest rate swap agreements with aggregate notional amounts of approximately $289 million.

  The Company invests in and operates commercial finance companies internationally. Over the course of time, reported results from the operations and investments in foreign countries may fluctuate in response to exchange rate movements in relation to the U.S. dollar. While the Western European operations and investments are the largest areas of the Company's international activities, reported results will be influenced to a lesser extent by the exchange rate movements in the currencies of other countries in which our subsidiaries and investments are located. To limit the effect of movements in exchange rates on financial results, the Company periodically enters into forward currency exchange contracts and purchases options. These financial instruments serve as hedges of translation of its investment in international subsidiaries and joint ventures or effectively hedge the translation of the related foreign currency income. As of March 31, 1997, the Company held $457 million of forward currency exchange contracts related to this purpose, including $174 million which were entered into to hedge the purchase price for the acquisition of our joint venture partner's interest in Factofrance in April, 1997.

Accounting Developments

  Effective January 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

  The adoption of this Statement did not have a material impact on the Company's consolidated financial statements.

Acquisition of Factofrance

  Effective April 2, 1997, the Company's subsidiary, Heller International Group Inc., purchased the interests of its joint venture partner, Compagnie de Suez, in Factofrance Heller S.A., the largest factoring company in France. As a result, the Company increased its ownership interest in Factofrance from 48.8% to 97.6%. Heller International Group has been an owner of Factofrance for over 30 years, using the equity method of accounting for its 48.8% ownership position. At March 31, 1997, the International Group's investment in Factofrance is included on the balance sheet in Investments in International Joint Ventures with its share of earnings included in Income of International Joint Ventures on the income statement. The joint venture partner's interest in Factofrance was acquired for $174 million.

  The acquisition will result in the consolidation of Factofrance's operations which had assets and equity of approximately $1.6 billion and $155 million, respectively, as of April 2, 1997.

Part II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

          (12) Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

          (27)  Financial Data Schedule

          (b)  Reports on Form 8-K


  On January 30, 1997, the Company filed with the U.S. Securities and Exchange Commission a Current Report on Form 8-K, dated January 27, 1997, to announce the Company's earnings for the year ended December 31, 1996.

  On April 4, 1997 the Company filed with the U.S. Securities and Exchange Commission a Current Report on Form 8-K, dated April 3, 1997, to announce the Company's acquisition of Compagnie de Suez' 48.8% share in Factofrance Heller.

  On April 24, 1997, the Company filed with the U.S. Securities and Exchange Commission a Current Report on Form 8-K, dated April 22, 1997, to announce the Company's earnings for the quarter ended March 31, 1997.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.



                            HELLER FINANCIAL, INC.



                         By:  Lauralee E. Martin
                              ------------------

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



Date:  April 30, 1997