Form 10-Q
period 1997-06-30
HELLER FINANCIAL INC
filed 1997-07-31
CIK 46738

===============================================================================
                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1997


[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                         Commission file number 1-6157

                            Heller Financial, Inc.
                            ----------------------
            (Exact name of registrant as specified in its charter)


                Delaware                                   36-1208070
----------------------------------------------         -------------------
 (State or other jurisdiction of incorporation          (I.R.S. Employer
                or organization)                          Identification No.)

   500 West Monroe Street, Chicago, Illinois                  60661
----------------------------------------------         -------------------
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    105 shares of Common Stock, $.25 par value, outstanding at July 31, 1997.

===============================================================================
                      Website is http://www.hellerfin.com

                         PART I. FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in millions)

                       ASSETS                                               June 30,    December 31,
                                                                              1997          1996
                                                                           -----------  ------------
                                                                           (unaudited)
Cash and cash equivalents.............................................        $   268       $  296
Receivables (Note 3)
 Commercial loans
  Term loans..........................................................          2,620        2,434
  Revolving loans.....................................................          1,677        1,493
Factored accounts receivable..........................................          2,369          994
Equipment loans and leases............................................          1,857        1,614
Real estate loans.....................................................          1,288        1,726
Indirect consumer loans...............................................            298          268
                                                                              -------       ------
     Total receivables................................................         10,109        8,529
Less: Allowance for losses of receivables (Note 3)....................            250          225
                                                                              -------       ------
     Net receivables..................................................          9,859        8,304
Equity and real estate investments....................................            421          419
Debt securities.......................................................            253          251
Operating leases......................................................            207          135
Investments in international joint ventures...........................            193          272
Other assets..........................................................            407          249
                                                                              -------       ------
     Total assets.....................................................        $11,608       $9,926
                                                                              =======       ======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Senior debt
 Commercial paper and short-term borrowings...........................        $ 3,826       $2,745
 Notes and debentures (Note 4)........................................          4,600        4,761
                                                                              -------       ------
     Total debt.......................................................          8,426        7,506
Credit balances of factoring clients..................................          1,113          590
Other payables and accruals...........................................            368          306
                                                                              -------       ------
     Total liabilities................................................          9,907        8,402
Minority interest in equity of Heller International Group, Inc........             58           57
Stockholders' equity
  Cumulative Perpetual Senior Preferred Stock, Series A...............            125          125
  Noncumulative Perpetual Senior Preferred Stock, Series B (Note 5)...            150            -
  Cumulative Convertible Preferred Stock, Series D (Note 6)...........              -           25
  Common Stock and additional paid-in capital.........................            685          663
  Retained earnings...................................................            683          654
                                                                              -------       ------
     Total stockholders' equity.......................................          1,643        1,467
                                                                              -------       ------
     Total liabilities and stockholders' equity.......................        $11,608       $9,926
                                                                              =======       ======

     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (in millions)

                                                                      For the Three Months      For the Six Months
                                                                         Ended June 30,           Ended June 30,
                                                                         --------------           --------------
                                                                         1997      1996           1997      1996
                                                                         ----      ----           ----      ----
                                                                          (unaudited)               (unaudited)

Interest income.....................................................     $  238    $  198         $  446    $  400
Interest expense....................................................        131       111            247       223
                                                                          -----    ------          -----    ------
  Net interest income...............................................        107        87            199       177
Fees and other income...............................................         53        18             79        37
Factoring commissions..............................................          30        13             43        26
Income of international joint ventures..............................          9        11             19        20
                                                                          -----    ------          -----    ------
  Operating revenues................................................        199       129            340       260
Operating expenses..................................................         90        60            152       119
Provision for losses................................................         34        25             56        49
                                                                          -----    ------          -----    ------
  Income before income taxes and minority interest..................         75        44            132        92
Income tax provision................................................         28         9             45        21
Minority interest in income of Heller International Group, Inc......          3         -              4         2
                                                                          -----    ------          -----    ------
  Net income........................................................      $  44    $   35          $  83    $   69
                                                                          =====    ======          =====    ======


                     CONSOLIDATED CONDENSED STATEMENTS OF
                         CHANGES IN RETAINED EARNINGS
                                 (in millions)

                                                                                   For the Six Months
                                                                                     Ended June 30,
                                                                                     --------------
                                                                                     1997      1996
                                                                                     ----      ----
                                                                                       (unaudited)

Retained earnings at December 31, 1996 and 1995..............................      $  654     $ 571
  Net income.................................................................          83        69
  Common stock dividends.....................................................         (28)      (24)
  Preferred stock dividends..................................................          (6)       (6)
  Net changes in unrealized holding gains or losses on securities available
   for sale, net of tax......................................................          (8)        4
  Deferred translation adjustment, net of tax................................         (12)       (1)
                                                                                   ------     -----
Retained earnings at June 30, 1997 and 1996..................................      $  683     $ 613
                                                                                   ======     =====

The retained earnings balance includes unrealized net gains (losses) on securities available for sale of $4 and $(1), net of tax, at June 30, 1997 and 1996, respectively. Retained earnings also includes deferred foreign currency translation adjustments of $(27) and $(15), net of tax, at June 30, 1997 and 1996, respectively.

     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in millions)

                                                                                   For the Six Months Ended
                                                                                            June 30,
                                                                                   ------------------------
                                                                                    1997              1996
                                                                                   ------            ------
                                                                                          (unaudited)
OPERATING ACTIVITIES
 Net income.................................................................       $    83           $    69
 Adjustments to reconcile net income to net
 cash provided by operating activities:
  Provision for losses......................................................            56                49
  Losses from equity investments............................................            32                29
  Provision for deferred tax asset..........................................             7                 1
  Increase (decrease) in accounts payable and accrued liabilities...........            15               (47)
  Undistributed income of international joint ventures......................           (12)              (13)
  Increase (decrease) in interest payable...................................             3               (10)
  Other.....................................................................            23                 -
                                                                                -----------        ----------
   Net cash provided by operating activites.................................           207                78

INVESTING ACTIVITIES
 Long-term loans funded.....................................................        (2,254)           (1,287)
 Collections of principal...................................................         1,434             1,228
 Sales and syndications of longer-term loans................................           906               325
 Net increase in short-term loans and advances to factoring clients
   Due to the consolidation of Factofrance..................................          (819)                -
   Other....................................................................          (400)             (416)
 Investment in operating leases.............................................           (83)                -
 Investments in equity interests and other investments......................          (132)              (85)
 Sales of investments and equipment on lease................................           165                58
 Factofrance goodwill and noncompetition agreement..........................           (96)                -
 Other......................................................................            13               (31)
                                                                               -----------        ----------
   Net cash used for investing activities...................................        (1,266)             (208)

FINANCING ACTIVITIES
 Senior note issuances......................................................           674               133
 Retirement of notes and debentures.........................................          (852)             (508)
 Increase in commercial paper and other short-term borrowings
   Due to the consolidation of Factofrance..................................           792                 -
   Other....................................................................           289               217
 Proceeds from preferred stock issuance.....................................           147                 -
 Net decrease in advances to affiliates.....................................             8                27
 Dividends paid on common and preferred stock...............................           (34)              (30)
 Other......................................................................             7                (1)
                                                                               -----------        ----------
   Net cash provided by (used for) financing activities.....................         1,031              (162)
                                                                               -----------        ----------
Decrease in cash and cash equivalents.......................................           (28)             (292)
Cash and cash equivalents at the beginning of the period....................           296               599
                                                                               -----------        ----------
Cash and cash equivalents at the end of the period..........................   $       268        $      307
                                                                               ===========        ==========

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

(2)  Acquisition of Factofrance

     On April 2, 1997, the Company's subsidiary, Heller International Group, Inc. ("International Group"), purchased the interest of its joint venture partner in Factofrance Heller S.A. ("Factofrance") for $174 million. As a result, International Group increased its ownership interest in Factofrance from 48.8% to 97.6%. International Group has held an interest in Factofrance for over 30 years, using the equity method of accounting for its previous ownership position. Factofrance, founded in 1965, is the leading factoring company in the French marketplace. Factofrance is headquartered in Paris and has seven regional sales offices covering local markets.

     The Factofrance acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion (APB) No. 16, "Business Combinations." Under this method of accounting, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair values at the date of purchase. Goodwill related to the acquisition was $78 million and is being amortized over 25 years. The acquisition price includes $18 million for a noncompetition agreement which is being amortized over the five year life of the agreement.

     The following table presents pro forma combined income statements of the Company and Factofrance and its subsidiaries for the six months ended June 30, 1997 and 1996. The pro forma combined income statements are presented as if the acquisition had been effective January 1, 1996. The combined historical results of operations of Heller and Factofrance for 1997 and 1996 have been adjusted to reflect the amortization of goodwill, the amortization of the noncompetition agreement and the costs of financing for the transaction.

     This information is intended for informational purposes only and is not necessarily indicative of the future results of operations of the Company or of the results of operations of the Company that would have occurred had the acquisition been effective in the periods presented.


                                                                   For the Six Months
                                                                     Ended June 30,
                                                                   ------------------
                                                                    1997       1996
                                                                   -------    -------
Interest income..................................................  $   461    $   445
Interest expense.................................................      256        248
                                                                   -------    -------
  Net interest income............................................      205        197
Fees and other income............................................       88         47
Factoring commissions............................................       56         60
Income of international joint ventures...........................       16         14
                                                                   -------    -------
  Operating revenues.............................................      365        318
  Operating expenses.............................................      172        163
Provision for losses.............................................       58         55
                                                                   -------    -------
  Income before income taxes and minority interest...............      135        100
Income tax provision.............................................       46         26
Minority interest in income of Heller International Group, Inc...        5          4
                                                                   -------    -------
  Net income.....................................................  $    84    $    70
                                                                   =======    =======

(3)  Impaired Receivables and Repossessed Assets

  The Company does not recognize interest and fee income on impaired receivables classified as nonearning and on repossessed assets, which are set forth in the following table:


                                                              June 30,   December 31,
                                                                1997         1996
                                                              ---------  ------------
                                                                   (in millions)
  Impaired receivables......................................     $ 259          $ 264
  Repossessed assets........................................        31             14
                                                                 -----          -----
   Total nonearning assets..................................     $ 290          $ 278
                                                                 =====          =====
  Ratio of total nonearning assets to total lending assets..       2.9%           3.3%
                                                                 =====          =====

  The average investment in nonearning impaired receivables was $258 million for the six months ended June 30, 1997.

  Loan Modifications--

  The Company had $14 million of loans that are considered troubled debt restructures at June 30, 1997 and December 31, 1996. The Company also had
$14 million of loans at June 30, 1997 that were restructured at a market rate of interest, written down from the original loan balance and returned to earning status. The recorded investment of these receivables is expected to be fully recoverable. Interest income of less than $1 million has been recorded on these receivables under the modified terms. At June 30, 1997, the Company was not committed to lend significant additional funds under the restructured agreements.

  Allowance for Losses--

  The change in the allowance for losses of receivables during the six month period included an additional provision of $56 million and gross writedowns and recoveries of $59 million and $10 million, respectively. The consolidation of Factofrance resulted in an increase of $18 million in the allowance for losses of receivables during the second quarter of 1997. Impaired receivables with identified reserve requirements were $174 million at June
30, 1997 and $176 million at December 31, 1996.

                                                             June 30,   December 31,
                                                               1997         1996
                                                             --------   ------------
                                                                  (in millions)

  Identified reserve requirement for impaired receivables..     $  60          $  57
  Additional allowance for losses of receivables...........       190            168
                                                                -----          -----
     Total allowance for losses of receivables.............     $ 250          $ 225
                                                                =====          =====
  Ratio of allowance for losses of receivables to
     nonearning impaired receivables.......................        97%            85%
                                                                =====          =====

(4)  Notes and Debentures

     The Company issued and retired the following notes and debentures during the six months ended June 30, 1997 (excluding unamortized premium and discount):

                                                                             Principal
     Senior Debt - Notes and Debentures                                       Amount
                                                                           -------------
                                                                           (in millions)
      Issuances:
      Variable rate medium-term notes due on various dates ranging from
        April 7, 1998 to April 22, 2002..................................       $   574
      6.58% medium-term notes due February 28, 2002......................            10
      6.64% medium-term notes due May 13, 1999...........................            25
      6.70% medium-term notes due March 20, 2000.........................            10
      6.71% medium-term notes due March 21, 2000.........................            10
      7.00% medium-term notes due March 19, 2002.........................            40
      7.03% medium-term notes due March 21, 2002.........................             5
                                                                                -------
                                                                                $   674
                                                                                =======

     Retirements:
      Variable rate medium-term notes due on various dates ranging from
        January 15, 1997 to June 23, 1997................................       $   511
      7.69% medium-term notes due May 27, 1997...........................             3
      7.73% medium-term notes due May 20, 1997...........................             5
      6.45% notes due February 15, 1997..................................             5
      7.75% notes due May 15, 1997.......................................           200
      Variable rate notes due on March 24, 1997..........................           128
                                                                                -------
                                                                                $   852
                                                                                =======

     In April 1997, the Company increased its existing bank credit facilities under a modified agreement which provides $3.0 billion of liquidity support at more favorable terms to the Company. The total bank credit facility is comprised of two equal facilities, a 364-day facility expiring April 7, 1998 and a 5-year facility expiring April 8, 2002. The modified terms of the agreement principally reflect reduced pricing.

(5)  Issuance of Preferred Stock

     In June, 1997, the Company issued 1,500,000 shares of 6.687% Noncumulative Perpetual Senior Preferred Stock, Series B ("Noncumulative Perpetual Preferred Stock") at $100 per share and received proceeds of $150 million less underwriting costs of two percent. The shares were initially sold to Lehman Brothers Inc., Chase Securities Inc. and Merrill Lynch & Co., each of whom agreed to offer or sell such shares only to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933 and to a limited number of institutional accredited investors pursuant to Regulation D under the Securities Act. The Company has agreed to use its reasonable best efforts to file a registration statement within 150 days of issuance with respect to an offer to exchange the Noncumulative Perpetual Preferred Stock for shares of substantially identical fixed rate noncumulative perpetual senior preferred stock of the Company. The Company is prohibited from paying cash dividends in any period on Common Stock or upon any other preferred stock that ranks, with respect to dividends, equal to or junior to the Noncumulative Perpetual Preferred Stock unless current dividends on the Noncumulative Perpetual Preferred Stock have been paid. The Noncumulative Perpetual Preferred Stock is not redeemable prior to August 15, 2007. On or after such date, the Noncumulative Perpetual Preferred Stock will be redeemable at the option of the Company, in whole or in part, at a redemption price of $100 per share, plus any accrued and unpaid dividends.

(6)  Conversion of Convertible Preferred Stock

     In May, 1997, the Company's Parent, Heller International Corporation, converted all of its shares of Cumulative Convertible Preferred Stock, Series D, no par value, into an aggregate of five shares of Common Stock of the Company at the conversion price of one share of Common Stock for each 200 shares of Convertible Preferred Stock. No other shares of the Series D Convertible Preferred Stock remain outstanding.

(7)  Derivative Financial Instruments Used for Risk Management Purposes

     The following disclosures are provided to supplement the disclosures of the Company's policy for accounting for derivative financial instruments in the Company's annual report on Form 10-K for the year ended December 31, 1996 in accordance with the Securities Exchange Commission final rules on "Disclosure of Accounting Policies for Derivative Financial Instruments." The policies noted below are consistent with the Company's historical practices.

     Gains or losses on terminated interest rate swaps that were hedges of underlying obligations are amortized to interest income or interest expense over the remaining life of the related underlying obligation. If the underlying asset or obligation is sold, the gain or loss related to closing the swap is recognized currently in income. Gains or losses on terminated foreign currency exchange contracts which were hedges of net investments in a foreign subsidiary or joint venture continue to be deferred and are recognized when the international investment is sold or is substantially liquidated. If the underlying investment is sold, the gain or loss related to closing the contract is recognized currently in income.

     The Company entered into $1.7 billion of interest rate swaps during the six months ended June 30, 1997 to more closely match the interest rate and currency characteristics of its debt and assets. These instruments had the effect of converting $929 million of floating rate obligations to a fixed rate, $500 million of six month variable rate obligations to three-month variable rate obligations, and $160 million of fixed rate medium term notes to a variable rate. The Company also entered into $106 million of cross currency interest rate swap agreements which had the effect of converting fixed rate medium-term notes to fixed rate French Franc denominated notes.

     The Company also periodically enters into forward contracts or purchases options to effectively hedge the translation of the related foreign currency income. The Company held $272 million of forward contracts at June 30, 1997.

(8)  Statement of Cash Flows

     Noncash investing activities which occurred during the six month period ended June 30, 1997 include $21 million of receivables which were classified as repossessed assets. For the six month periods ended June 30, 1997 and 1996, the Company paid income taxes to its Parent of $25 million and $53 million, respectively.

(9)  Accounting Developments

     Effective January 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Under this Statement, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. This Statement provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of this Statement did not have a material impact on the Company's consolidated financial statements.

     In June, 1997, the Financial Standards Accounting Board released Statement of Accounting Standards No. 130, "Reporting Comprehensive Income," which the Company is required to adopt no later than 1998. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.

     Statement of Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" was also released in June, 1997 and is required to be adopted no later than 1998. SFAS 131 requires segments to be reported based on the way management organizes segments within the Company for making operating decisions and assessing performance.

     The Company plans to adopt both of the above pronouncements effective January 1, 1998.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS                         For the Three Months Ended   For the Six Months Ended
                                                        June 30,                    June 30,
                                              --------------------------   ------------------------
                                                               Percent                   Percent
                                              1997     1996     Change     1997   1996    Change
                                              ----     ----    -------     ----   ----   -------
                                                             (dollars in millions)
Interest income.........................      $238     $198      20%       $446   $400      12%
Interest expense........................       131      111      18         247    223      11
                                              ----     ----                ----   ----
  Net interest income                          107       87      23         199    177      12
Fees and other income...................        53       18     194          79     37     114
Factoring commissions...................        30       13     131          43     26      65
Income of international joint ventures..         9       11     (18)         19     20      (5)
                                              ----     ----                ----   ----
  Operating revenues....................       199      129      54         340    260      31
Operating expenses......................        90       60      50         152    119      28
Provision for losses....................        34       25      36          56     49      14
                                              ----     ----                ----   ----
  Income before taxes and minority
    interest............................        75       44      70         132     92      43
Income tax provision....................        28        9     211          45     21     114
Minority interest in income of Heller
  International Group, Inc..............         3        -       -           4      2     100
                                              ----     ----                ----   ----
     Net income.........................      $ 44     $ 35      26%       $ 83   $ 69      20%
                                              ====     ====                ====   ====

     Net income for the second quarter of 1997 totaled $44 million and increased by $9 million or 26% versus the second quarter of 1996, while net income for the six months ended June 30, 1997 totaled $83 million and increased by $14 million or 20% over the first six months of 1996, due to a significant increase in operating revenues. In addition, the Company's ongoing portfolio continued to exhibit strong credit quality as evidenced by low levels of nonearning assets and net writeoffs.

     On April 2, 1997, the Company's subsidiary, Heller International Group Inc., completed its acquisition of Factofrance from its joint venture partner, increasing its ownership interest in Factofrance from 48.8% to 97.6%. Heller International Group has held an interest in Factofrance for over 30 years, using the equity method of accounting for its previous ownership position. Factofrance, founded in 1965, is the leading factoring company in the French marketplace. This increase in ownership resulted in Factofrance being reported on a consolidated basis as of the date of purchase. With Factofrance's results now accounted for on a consolidated basis, operating revenues and operating expenses increased $31 million and $20 million, respectively for the six months and three months ended June 30, 1997. Virtually all of the changes in factoring commissions and income of international joint ventures were the result of the consolidation of Factofrance. This acquisition had a modest favorable impact on the Company's second quarter net income as acquisition costs offset Factofrance's earnings.

     Net interest income increased by 23% and 12% for the second quarter and six months ended June 30, 1997, respectively, reflecting growth in lending assets and increased fee accelerations on loan repayments. This growth is partially offset by the continued shift of the portfolio to lower risk, but lower yielding asset based products.

     Fees and other income nearly tripled during the second quarter of 1997 and increased to $79 million from $37 million for the six months ended June 30, 1997 and 1996, respectively. This increase in fees and other income reflects the continued strong participation fee income of the Company's real estate business, as well as a gain of $24 million recognized on the securitization of approximately $500 million of mortgage loans in June, 1997. Net investment gains were $7 million for the six month period ended June 30, 1997 compared to $16 million for the same period in 1996. Gross investment gains were $39 million and $45 million, while losses and writedowns were $32 million and $29 million for the six months ended June 30, 1997 and 1996, respectively.

     Operating expenses, excluding the impact of the Factofrance consolidation, increased by 17% and 11% for the second quarter and first six months of 1997, respectively. The increase is primarily due to continued investment in the expansion of the asset based businesses.

     While gross writeoffs have decreased during 1997, the provision for losses increased for the second quarter and for the six months ended June 30, 1997, primarily due to growth in assets and a lower level of recoveries in the first six months of 1997 versus 1996. The ongoing portfolio demonstrated continued strong credit performance with the post-1990 lending assets requiring only $21 million or 50 basis points of net writedowns during the first six months. Gross writedowns totaled $59 million and $75 million, while recoveries totaled $10 million and $26 million for the six months ended June 30, 1997 and 1996, respectively.

     The Company's effective tax rate increased to 34% for the six months ended June 30, 1997 from 23% for the same period in 1996. The effective rate for 1997 and 1996 remained below statutory rates due to the effect of earnings from international joint ventures, the use of foreign tax credits and favorable tax issue resolutions.

PORTFOLIO COMPOSITION

     Total lending assets and investments grew by $1.6 billion or 17% for the six months ended June 30, 1997 primarily due to the consolidation of Factofrance. During the first six months of 1997 new business volume totaled $2.4 billion, a 30% increase over the prior year period. The Company's portfolio continued to exhibit strong liquidity as evidenced by paydowns, loans sales, syndications and securitizations totaling $2.2 billion in the first six months of 1997. The Company continued to grow the lower risk asset based businesses and reduce the pre-1990 corporate finance and real estate finance portfolios.


                                                            Lending Assets and Investments as of
                                                             June 30,               December 31,
                                                        -------------------      -----------------
                                                         1997      Percent        1996    Percent
                                                        ------    ---------      ------  ---------
By Product Category:                                                (dollars in millions)
Asset based finance.................................    $ 4,817        43%        $4,270      44%
International asset based finance...................      1,809        16            337       3
Corporate finance...................................      2,443        22          2,447      26
Real estate finance.................................      1,735        15          2,062      21
Specialized finance.................................        217         2            232       3
Investments in international joint ventures.........        193         2            272       3
                                                        -------       ---         ------     ---
  Total lending assets and investments..............    $11,214       100%        $9,620     100%
                                                        =======       ===         ======     ===

By Asset Type:
Receivables.........................................    $10,109        90%        $8,529      89%
Repossessed assets..................................         31        --             14      --
                                                        -------       ---         ------    ----
  Total lending assets..............................    $10,140        90%        $8,543      89%
Equity and real estate investments..................        421         4            419       4
Debt securities.....................................        253         2            251       3
Operating leases....................................        207         2            135       1
Investments in international joint ventures.........        193         2            272       3
                                                        -------       ---         ------    ----
  Total investments.................................    $ 1,074        10%        $1,077      11%
                                                        -------       ---         ------    ----
  Total lending assets and investments..............    $11,214       100%        $9,620     100%
                                                        =======       ===         ======    ====

     The asset based lending portfolio is comprised of equipment loans and leases to end-users, factored accounts receivable, secured working capital finance, vendor finance program loans and leases, small business finance activities and indirect consumer finance. The table below provides a breakdown among the Company's various asset based product groups. Lender Finance represents the Company's financing of other financial service providers. This portfolio is comprised of the former Sales Finance portfolio as well as a portion previously included in the Vendor Finance product group.

                                                         Lending Assets and Investments as of
                                                              June 30,              December 31,
                                                       ---------------------      ----------------
                                                         1997        Percent       1996    Percent
                                                       -------       -------      ------   -------
                                                                  (dollars in millions)
Equipment Finance and Leasing.......................    $1,166         24%        $  981      23%
Current Asset Management............................       830         18            928      22
Business Credit.....................................     1,014         21            867      20
Vendor Finance......................................       691         14            657      16
First Capital.......................................       576         12            403       9
Lender Finance......................................       540         11            434      10
                                                        ------        ---         ------     ---
  Total lending assets and investments..............    $4,817        100%        $4,270     100%
                                                        ======        ===         ======     ===

     Growth in asset based lending assets and investments of $547 million for the six months ended June 30, 1997 was distributed among five of the asset based product groups. During the first half of the year the Company reached another milestone as the Equipment Finance and Leasing and Business Credit portfolios each grew to over $1 billion in lending assets and investments. Lending assets and investments for Equipment Finance and Leasing, Business Credit, First Capital and Lender Finance increased due to strong new business, with the Company funding over $1.4 billion of asset based financings during the six month period. The Company achieved this level of funding while continuing to maintain strong credit disciplines in all of its asset based businesses. These portfolios experienced less than $4 million in net writedowns for the six months ended June 30, 1997. At June 30, 1997, the Company had contractually committed to finance an additional $1 billion to new and existing asset based borrowers.

  Corporate finance lending assets and investments decreased slightly as strong new business fundings were offset by runoff in both the pre- and post-1990 portfolios as well as syndications and participations in the post-1990 portfolio. The Company funded in excess of $800 million of corporate financings during the six months ended June 30, 1997 and continues to maintain strong credit disciplines. At June 30, 1997, the Company was contractually committed to finance an additional $760 million to new and existing corporate finance borrowers.

  The real estate portfolio decreased by $327 million during the six months ended June 30, 1997. The decline in lending assets was due primarily to the securitization of approximately $500 million of commercial mortgage loans, net of discounts and deferred fees. The Company has not retained any residual interest in this transaction as all of the commercial mortgage pass-through certificates were sold to third parties on a non-recourse basis. In addition, the Company has not retained any servicing obligations on this portfolio. Fundings, primarily in apartments and retail property types totaled approximately $525 million during the six month period. Unfunded contractual loan commitments to new and existing borrowers were $70 million at June 30, 1997.

  The international asset based finance portfolio, which is comprised of the Company's consolidated international subsidiaries, grew by $1.5 billion primarily as the result of the Factofrance consolidation. In addition, investments in international joint ventures decreased due to the acquisition of Factofrance which was previously recorded as a joint venture.

  The Company's obligation to fund loan commitments is generally contingent upon the maintenance of specific credit standards by the borrowers.

  Total revenues include interest income, net fees and other income and factoring commissions from domestic and consolidated international operations and the Company's share of the net income of its international joint ventures.

                                                                                  Total Revenues
                                                                        For the Six Months Ended June 30,
                                                                   ----------------------------------------------
                                                                   1997        Percent         1996       Percent
                                                                   ----        -------         ----       -------
                                                                               (dollars in millions)
Asset based finance.............................................   $240           41%          $176          36%
International asset based finance...............................     54            9             20           4
Corporate finance...............................................    120           21            149          31
Real estate finance.............................................    146           25            110          23
Specialized finance.............................................      8            1              8           2
Investments in international joint ventures.....................     19            3             20           4
                                                                   ----          ---           ----         ---
 Total revenues.................................................   $587          100%          $483         100%
                                                                   ====          ===           ====         ===

  Total revenues increased $104 million or 22% from the prior year principally reflecting increases in interest income, fees and other income and factoring commissions. Asset based finance experienced a $54 million increase in interest income consistent with an increase in lending assets of over $1.1 billion from June 30, 1996. International asset based finance total revenues increased $34 million from the prior year primarily as the result of the consolidation of Factofrance. Corporate finance interest income decreased by $28 million from the first six months of 1996 principally due to lower levels of lending assets and investments. Real estate finance fees and other income increased by $30 million from June 30, 1996 primarily due to the gain on securitization recognized in the second quarter of 1997 and fees on participations which grew by $5 million in the first six months of 1997.

PORTFOLIO QUALITY

     The Company's ongoing portfolio continued to demonstrate strong credit performance in the second quarter. In addition, the Company continues to resolve and reduce its exposure to pre-1990 accounts.

                                                                                   June 30,   December 31,
                                                                                   --------   ------------
                                                                                     1997         1996
                                                                                   --------   ------------
                                                                                    (dollars in millions)
Lending Assets and Investments:
  Receivables.....................................................................  $10,109         $8,529
  Repossessed assets..............................................................       31             14
                                                                                    -------         ------
     Total lending assets.........................................................   10,140          8,543
  Equity and real estate investments..............................................      421            419
  Debt securities.................................................................      253            251
  Operating leases................................................................      207            135
  Investments in international joint ventures.....................................      193            272
                                                                                    -------         ------
     Total investments............................................................    1,074          1,077
                                                                                    -------         ------
     Total lending assets and investments.........................................  $11,214         $9,620
                                                                                    =======         ======

Nonearning Assets:
  Impaired receivables............................................................  $   259         $  264
  Repossessed assets..............................................................       31             14
                                                                                    -------         ------
     Total nonearning assets......................................................  $   290         $  278
                                                                                    =======         ======
  Ratio of nonearning impaired receivables to receivables.........................      2.6%           3.1%
                                                                                    =======         ======
  Ratio of total nonearning assets to total lending assets........................      2.9%           3.3%
                                                                                    =======         ======

Allowances for Losses:
  Allowance for losses of receivables.............................................  $   250         $  225
                                                                                    =======         ======

Ratio of allowance for losses of receivables to:
     Receivables..................................................................      2.5%           2.6%
                                                                                    =======         ======
     Nonearning impaired receivables..............................................       97%            85%
                                                                                    =======         ======

Delinquencies:
  Earning loans delinquent 60 days or more........................................  $   178         $  143
                                                                                    =======         ======
  Ratio of earning loans delinquent 60 days or more to receivables................      1.8%           1.7%
                                                                                    =======         ======


                                                                                     For The Six Months
                                                                                       Ended June 30,
                                                                                       --------------
                                                                                     1997          1996
                                                                                     ----          ----
Net writedowns of lending assets:                                                   (dollars in millions)
  Net writedowns on receivables...................................................  $    49         $   46
  Net writedowns on repossessed assets............................................        -              3
                                                                                    -------         ------
       Total net writedowns.......................................................  $    49         $   49
                                                                                    =======         ======

       Ratio of net writedowns to average lending assets (annualized).............      1.1%           1.2%
                                                                                    =======         ======
  Net writedowns on post-1990 lending assets......................................  $    21         $   13
                                                                                    =======         ======
  Ratio of post-1990 net writedowns to average total lending assets (annualized)..      0.5%           0.3%
                                                                                    =======         ======

  Nonearning assets decreased to 2.9% of total lending assets at June 30, 1997. The majority of nonearning assets continue to be comprised of pre-1990 corporate finance and real estate accounts, which constitute 57% of total nonearning assets at June 30, 1997.

  Net writedowns decreased to 1.1% of average lending assets for the six months ended June 30, 1997 as compared to 1.2% for the same period in the prior year. Gross writedowns declined to $59 million from $75 million while recoveries were $10 million as compared to $26 million in the first six months of 1997 and 1996, respectively. The post-1990 portfolio continued to demonstrate excellent credit quality requiring only $21 million of net writedowns or 50 basis points of lending assets during the first six months. Net writedowns totaling $13 million or 30 basis points of lending assets were taken during the same period in the prior year.

  Loans considered troubled debt restructures were $14 million, unchanged from December 31, 1996. The Company also had $14 million of receivables at June 30, 1997 that were restructured at market rates of interest, written down from the original loan balance and returned to earning status. The recorded investment of these receivables is expected to be fully recoverable.

Pre-1990 Portfolio Profile

  The Company continued to reduce the pre-1990 corporate finance and real estate portfolios. The pre-1990 portfolio decreased by $189 million or 19% due to the resolution or run-off of credits during the six months ended June 30, 1997. The following table provides a breakdown of the pre-1990 portfolio.

                                                     Pre-1990 Portfolio Profile
                                                     June 30,     December 31,
                                                       1997           1996
                                                       ----           ----
                                                       (dollars in millions)
Pre-1990 lending assets and investments...........     $ 790          $ 979
                                                       =====          =====
Pre-1990 nonearning assets........................     $ 164          $ 163
                                                       =====          =====
Ratio of pre-1990 lending assets and investments
 to total lending assets and investments..........       7.0%          10.2%
                                                       =====          =====

                                                         For the Six Months
                                                           Ended June 30,
                                                        1997          1996
                                                        ----          ----
                                                       (dollars in millions)
Net writedowns on pre-1990 lending assets.........     $  28          $  36
                                                       =====          =====
Ratio of pre-1990 net writedowns to average total
 lending assets (annualized)......................       0.6%           0.9%
                                                       =====          =====

  On July 2, 1997, the Company received $78 million representing a full payoff on its largest pre-1990 account, further reducing the size of the pre-1990 portfolio to approximately 6% of total lending assets and investments.

LIQUIDITY AND CAPITAL RESOURCES

  To meet its funding requirements for asset growth, debt retirement and payment of dividends the Company supplemented its cash flows from operations by issuing $674 million of senior notes and debentures, issuing $150 million in preferred stock and increasing its level of commercial paper and short-term borrowings by $289 million. In addition, the consolidation of Factofrance had the effect of increasing commercial paper and short-term borrowings by $792 million.

  The ratio of commercial paper and short-term borrowings to total debt was 45% at June 30, 1997 and 37% at December 31, 1996. Of this increase, 5% was due to the consolidation of Factofrance in the second quarter. Factofrance primarily uses commercial paper and short-term borrowings to fund its assets which are short-term in nature. Leverage (net of short-term investments) remained unchanged at 5.0x at June 30, 1997 and December 31, 1996, as the effect of the consolidation of Factofrance was offset by the issuance of $150 million of preferred stock. Leverage and the level of commercial paper and short-term borrowings continue to remain within ranges targeted by the Company to maintain a strong financial position.

  On April 8, 1997 the Company extended and increased its bank credit facilities from $2.3 billion to $3.0 billion. The total bank credit facility is comprised of two equal facilities, a 364-day facility expiring April 7, 1998 and a 5-year facility expiring April 8, 2002. In addition, at June 30, 1997 the Company had $375 million (U.S. dollar equivalent) in committed foreign bank credit facilities for the consolidated international subsidiaries, and $32 million available under the foreign currency revolving credit facilities. Committed bank credit and sale facilities from financial institutions represent 103% of outstanding commercial paper and short-term borrowings at June 30, 1997.

  In connection with the issuance of the Series B Noncumulative Perpetual Preferred Stock, the Company and The Fuji Bank, Limited, amended the termination provisions of the Keep Well Agreement so that after December 31, 2002, the agreement may only be terminated if the ratings by Moody's Investor Service, Inc. and Standard and Poor's Corporation of the Series A and Series B Preferred Stock were no lower than the ratings at the time of issuance and the Company's senior debt rating was unchanged as a result of the termination of the agreement. The agreement may in any event be terminated on December 31, 2007. In addition, the Company's Parent converted all of its Convertible Preferred Stock, Series D into an aggregate of five shares of Common Stock of the Company during the second quarter. No other shares of the Series D Convertible Preferred Stock remain outstanding.

Risk Management

  Derivative agreements entered into during the first six months of 1997 were entirely related to accomplishing risk management objectives to reduce the Company's overall level of financial risk arising from normal business operations. During the six months ended June 30, 1997, the Company entered into agreements which consisted of interest rate swap agreements with aggregate notional amounts of approximately $1.7 billion.

  As of June 30, 1997, the Company held $272 million of forward currency exchange contracts which serve as hedges of translation of its investment in international subsidiaries and joint ventures or effectively hedge the translation of the related foreign currency income.

Accounting Developments

  Effective January 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Under this Statement, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of this Statement did not have a material impact on the Company's consolidated financial statements.

  In June, 1997, the Financial Standards Accounting Board has released Statement of Accounting Standards No. 130, "Reporting Comprehensive Income," which the Company is required to adopt no later than 1998. This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.

  Statement of Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" was also released in June, 1997 and is required to be adopted no later than 1998. SFAS 131 requires segments to be reported based on the way management organizes segments within the Company for making operating decisions and assessing performance.

  The Company plans to adopt both of the above pronouncements effective January 1, 1998.

Part II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits


          (3)(i)(a) Certificate of Amendment of the Restated Certificate of Incorporation of the Company dated as of May 30, 1997 and filed with the Secretary of State of the State of Delaware on June 2, 1997

          (3)(i)(b) Certificate of Designation, Preferences and Rights of the Company's Fixed Rate Noncumulative Perpetual Senior Preferred Stock Series B (Liquidation Preference $100.00 per share) dated as of June 13, 1997 and filed with the Secretary of State of the State of Delaware on June 13, 1997

          (10) Second Amendment to the Amended and Restated Keep Well Agreement dated as of June 17, 1997 between Fuji Bank and the Company

          (12) Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

          (27) Financial Data Schedule

          (b) Reports on Form 8-K


  On January 30, 1997, the Company filed with the U.S. Securities and Exchange Commission (the "SEC") a Current Report on Form 8-K, dated January 27, 1997, to announce the Company's earnings for the year ended December 31, 1996.

  On April 4, 1997, the Company filed with the SEC a Current Report on Form 8-K, dated April 3, 1997, to announce the acquisition by Heller International of Compagnie de Suez' 48.8% share in Factofrance.

  On April 24, 1997, the Company filed with the SEC a Current Report on Form 8-K, dated April 22, 1997, to announce the Company's earnings for the quarter ended March 31, 1997.

  On July 28, 1997, the Company filed with the SEC a Current Report on Form 8-K, dated July 24, 1997 to announce the Company's earnings for the quarter ended June 30, 1997.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.



                             HELLER FINANCIAL, INC.



               By:             Lauralee E. Martin
                  -------------------------------------------

                               Lauralee E. Martin
                          Executive Vice President and
                            Chief Financial Officer



               By:              Lawrence G. Hund
                  -------------------------------------------

                                Lawrence G. Hund
                     Senior Vice President, Controller and
                            Chief Accounting Officer



Date:  July 31, 1997

EXHIBIT (12)

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

                        COMPUTATION OF RATIO OF EARNINGS
            TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS
                                  (unaudited)
                             (dollars in millions)


                                                           For the Six
                                                          Months Ended
                                                          June 30, 1997
                                                          -------------

Net income before income taxes and minority interest in
  income of Heller International Group, Inc..............      $132

Add-Fixed charges
  Interest and debt expense..............................       247
  One-third of rentals...................................         4
                                                              -----

       Total fixed charges...............................       251
                                                              -----

Net income, as adjusted..................................      $383
                                                              -----

Ratio of earnings to fixed charges.......................     1.53x
                                                              =====

Preferred stock dividends on a pre-tax basis.............         8
       Total combined fixed charges and preferred
        stock dividends..................................      $259
                                                              -----
Ratio of earnings to combined fixed charges and
  preferred stock dividends..............................     1.48x
                                                              =====


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