Form 10-Q
period 1997-09-30
HELLER FINANCIAL INC
filed 1997-10-31
CIK 46738

================================================================================
                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



(Mark One)
 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934 for the quarterly period ended September 30, 1997


     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934



                         Commission file number 1-6157


                            Heller Financial, Inc.
                            ----------------------
            (Exact name of registrant as specified in its charter)



                     Delaware                              36-1208070
 ------------------------------------------------     -------------------
 (State or other jurisdiction of incorporation or       (I.R.S. Employer
                  organization)                       Identification No.)

 500 West Monroe Street, Chicago, Illinois                   60661
 -----------------------------------------            -------------------
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

     105 shares of Common Stock, $.25 par value, outstanding at October 31, 1997.

================================================================================
                        Website is http://www.hellerfin.com

                         PART I. FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in millions)

                                ASSETS                                     September 30,       December 31,
                                                                                1997               1996
                                                                           --------------      ------------
                                                                            (unaudited)
Cash and cash equivalents............................................          $   331            $  296
Receivables (Note 3)
 Commercial loans
  Term loans.........................................................            2,587             2,434
  Revolving loans....................................................            1,667             1,493
 Factored accounts receivable........................................            2,469               994
 Equipment loans and leases..........................................            1,748             1,614
 Real estate loans...................................................            1,554             1,726
 Indirect consumer loans.............................................              332               268
                                                                               -------            ------
     Total receivables...............................................           10,357             8,529
 Less: Allowance for losses of receivables (Note 3)..................              255               225
                                                                               -------            ------
     Net receivables.................................................           10,102             8,304
Equity and real estate investments...................................              478               419
Debt securities......................................................              256               251
Operating leases.....................................................              181               135
Investments in international joint ventures..........................              200               272
Other assets.........................................................              381               249
                                                                               -------            ------
     Total assets....................................................          $11,929            $9,926
                                                                               =======            ======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Senior debt
  Commercial paper and short-term borrowings.........................          $ 4,039            $2,745
  Notes and debentures (Note 4)......................................            4,678             4,761
                                                                               -------            ------
     Total debt......................................................            8,717             7,506
Credit balances of factoring clients.................................            1,120               590
Other payables and accruals..........................................              383               306
                                                                               -------            ------
     Total liabilities...............................................           10,220             8,402
Minority interest in equity of Heller International Group, Inc.......               59                57
Stockholders' equity
  Cumulative Perpetual Senior Preferred Stock, Series A..............              125               125
  Noncumulative Perpetual Senior Preferred Stock, Series B (Note 6)..              150                 -
  Cumulative Convertible Preferred Stock, Series D (Note 5)..........                -                25
  Common Stock and additional paid-in capital (Note 5)...............              685               663
  Retained earnings..................................................              690               654
                                                                               -------            ------
     Total stockholders' equity......................................            1,650             1,467
                                                                               -------            ------
     Total liabilities and stockholders' equity......................          $11,929            $9,926
                                                                               =======            ======

     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (in millions)

                                                                   For the Three Months  For the Nine Months
                                                                   Ended September 30,   Ended September 30,
                                                                   --------------------  -------------------
                                                                     1997       1996       1997       1996
                                                                   ---------  ---------  ---------  --------
                                                                       (unaudited)           (unaudited)

Interest income..................................................      $ 233      $ 198      $ 679     $ 598
Interest expense.................................................        129        111        376       334
                                                                       -----      -----      -----     -----
  Net interest income............................................        104         87        303       264
Fees and other income............................................         53         12        132        49
Factoring commissions............................................         28         14         71        40
Income of international joint ventures...........................          8         11         27        31
                                                                       -----      -----      -----     -----
  Operating revenues.............................................        193        124        533       384
Operating expenses...............................................         91         58        243       177
Provision for losses.............................................         48         12        104        61
                                                                       -----      -----      -----     -----
  Income before income taxes and minority interest...............         54         54        186       146
Income tax provision.............................................         12         17         57        38
Minority interest in income of Heller International Group, Inc...          2          2          6         4
                                                                       -----      -----      -----     -----
  Net income.....................................................      $  40      $  35      $ 123     $ 104
                                                                       =====      =====      =====     =====

                     CONSOLIDATED CONDENSED STATEMENTS OF
                         CHANGES IN RETAINED EARNINGS
                                 (in millions)

                                                                                   For the Nine Months
                                                                                   Ended September 30,
                                                                                  ---------------------
                                                                                     1997       1996
                                                                                     ----       ----
                                                                                       (unaudited)

  Retained earnings at December 31, 1996 and 1995...............................     $ 654      $ 571
     Net income.................................................................       123        104
     Common stock dividends.....................................................       (42)       (36)
     Preferred stock dividends..................................................       (10)        (9)
     Net changes in unrealized holding gains or losses on securities available
      for sale, net of tax......................................................        (7)         8
     Deferred translation adjustment, net of tax................................       (28)        (1)
                                                                                     -----      -----
  Retained earnings at September 30, 1997 and 1996..............................     $ 690      $ 637
                                                                                     =====      =====

  The retained earnings balance includes unrealized net gains on securities available for sale of $6 and $3, net of tax, at September 30, 1997 and 1996, respectively. Retained earnings also includes deferred foreign currency translation adjustments of $(43) and $(15), net of tax, at September 30, 1997 and 1996, respectively.

     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in millions)

                                                                         For the Nine Months Ended
                                                                               September 30,
                                                                         -------------------------
                                                                           1997             1996
                                                                         --------          -------
                                                                                (unaudited)
OPERATING ACTIVITIES
  Net income..........................................................   $   123          $   104
  Adjustments to reconcile net income to net
  cash provided by operating activities:
   Provision for losses...............................................       104               61
   Losses from equity investments.....................................        38               50
   Amortization and depreciation......................................        21                8
   Provision for deferred tax asset...................................        (6)              (6)
   Increase (decrease) in accounts payable and accrued liabilities....         4              (43)
   Undistributed income of international joint ventures...............       (19)             (24)
   Increase (decrease) in interest and dividends payable..............        27              (15)
   Other..............................................................         8                -
                                                                         -------          -------
     Net cash provided by operating activities........................       300              135

INVESTING ACTIVITIES
  Longer-term loans funded............................................    (3,593)          (2,003)
  Collections of principal............................................     2,173            1,847
  Sales and syndications of longer-term loans.........................     1,440              435
  Net increase in short-term loans and advances to factoring clients
     Due to the consolidation of Factofrance..........................      (789)               -
     Other............................................................      (587)            (532)
  Investment in operating leases......................................      (101)               -
  Investments in equity interests and other investments...............      (248)            (138)
  Sales of investments and equipment on lease.........................       272              117
  Factofrance goodwill and noncompetition agreement...................       (96)               -
  Other...............................................................         2              (11)
                                                                         -------          -------
     Net cash used for investing activities...........................    (1,527)            (285)

FINANCING ACTIVITIES
  Senior note issuances...............................................       969              286
  Retirement of notes and debentures..................................    (1,108)            (593)
  Increase in commercial paper and other short-term borrowings
     Due to the consolidation of Factofrance..........................       682                -
     Other............................................................       612              326
  Proceeds from preferred stock issuance..............................       147                -
  Net decrease in advances to affiliates..............................        20               23
  Dividends paid on common and preferred stock........................       (52)             (45)
  Other...............................................................        (8)               -
                                                                         -------          -------
     Net cash provided by (used for) financing activities.............     1,262               (3)
                                                                         -------          -------
Decrease in cash and cash equivalents.................................        35             (153)
Cash and cash equivalents at the beginning of the period..............       296              599
                                                                         -------          -------
Cash and cash equivalents at the end of the period....................   $   331          $   446
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

     The following table presents pro forma combined income statements of the Company and Factofrance and its subsidiaries for the nine months ended September 30, 1997 and 1996. The pro forma combined income statements are presented as if the acquisition had been effective January 1, 1996. The combined historical results of operations of Heller and Factofrance for 1997 and 1996 have been adjusted to reflect the amortization of goodwill, the amortization of the noncompetition agreement and the costs of financing for the transaction.

     This information is intended for informational purposes only and is not necessarily indicative of the future results of operations of the Company or of the results of operations of the Company that would have occurred had the acquisition been effective in the periods presented.


                                                                                  For the Nine Months
                                                                                  Ended September 30,
                                                                                  -------------------
                                                                                   1997          1996
                                                                                   ----          ----
Interest income............................................................        $695          $663
Interest expense...........................................................         385           370
                                                                                   ----          ----
  Net interest income......................................................         310           293
Fees and other income......................................................         139            64
Factoring commissions......................................................          84            92
Income of international joint ventures.....................................          24            20
                                                                                   ----          ----
  Operating revenues.......................................................         557           469
  Operating expenses.......................................................         263           243
Provision for losses.......................................................         106            68
                                                                                   ----          ----
  Income before income taxes and minority interest.........................         188           158
Income tax provision.......................................................          57            46
Minority interest in income of Heller International Group, Inc.............           7             7
                                                                                   ----          ----
  Net income...............................................................        $124          $105
                                                                                   ====          ====

(3)  Impaired Receivables and Repossessed Assets

     The Company does not recognize interest and fee income on impaired receivables classified as nonearning or on repossessed assets, which are set forth in the following table:

                                                                   September 30,   December 31,
                                                                        1997           1996
                                                                   -------------   ------------
                                                                           (in millions)

  Impaired receivables......................................           $ 209           $ 264
  Repossessed assets........................................              29              14
                                                                       -----           -----
   Total nonearning assets..................................           $ 238           $ 278
                                                                       =====           =====
  Ratio of total nonearning assets to total lending assets..             2.3%            3.3%
                                                                       =====           =====

     The average investment in nonearning impaired receivables was $252 million for the nine months ended September 30, 1997.

     Loan Modifications--

     The Company had $14 million of loans that are considered troubled debt restructures at September 30, 1997 and December 31, 1996. The Company also had $17 million of loans at September 30, 1997 that were restructured at a market rate of interest, written down from the original loan balance and returned to earning status. The recorded investment of these receivables is expected to be fully recoverable. Interest income of less than $1 million has been recorded on these receivables under the modified terms. At September 30, 1997, the Company was not committed to lend significant additional funds under the restructured agreements.

     Allowance for Losses--

     The change in the allowance for losses of receivables during the nine month period included an additional provision of $102 million and gross writedowns and recoveries of $103 million and $13 million, respectively. The consolidation of Factofrance resulted in an increase of $18 million in the allowance for losses of receivables during the nine month period. Impaired receivables with identified reserve requirements were $149 million at September 30, 1997 and $176 million at December 31, 1996.

                                                                 September 30,   December 31,
                                                                      1997           1996
                                                                 -------------   ------------
                                                                        (in millions)

  Identified reserve requirement for impaired receivables..          $  59          $  57
  Additional allowance for losses of receivables...........            196            168
                                                                     -----          -----
     Total allowance for losses of receivables.............          $ 255          $ 225
                                                                     =====          =====
  Ratio of allowance for losses of receivables to
     nonearning impaired receivables.......................            122%            85%
                                                                     =====          =====

(4)  Notes and Debentures

     The Company issued and retired the following notes and debentures during the nine months ended September 30, 1997 (excluding unamortized premium and discount):

                                                                                         Principal
     Senior Debt - Notes and Debentures                                                   Amount
                                                                                       -------------
          Issuances:                                                                   (in millions)
               Variable rate medium-term notes due on various dates ranging from
                 April 7, 1998 to April 22, 2002..................................        $  599
               6.33% medium-term notes due July 28, 2000..........................            15
               6.35% notes due August 15, 2009....................................           200
                 (Notes are callable or putable on August 15, 1999)
               6.39% medium-term notes due July 17, 2000..........................            15
               6.44% medium-term notes due August 8, 2000.........................            10
               6.48% medium-term notes due September 12, 2000.....................            10
               6.49% medium-term notes due September 18, 2000.....................            10
               6.58% medium-term notes due February 28, 2002......................            10
               6.64% medium-term notes due May 13, 1999...........................            25
               6.66% medium-term notes due July 11, 2002..........................            10
               6.70% medium-term notes due March 20, 2000.........................            10
               6.71% medium-term notes due March 21, 2000.........................            10
               7.00% medium-term notes due March 19, 2002.........................            40
               7.03% medium-term notes due March 21, 2002.........................             5
                                                                                          ------
                                                                                          $  969
                                                                                          ======

              Retirements:
               Variable rate medium-term notes due on various dates ranging from
                 January 15, 1997 to August 29, 1997..............................        $  621
               3.80% notes due August 26, 1997....................................           146
               6.45% notes due February 15, 1997..................................             5
               7.69% medium-term notes due May 27, 1997...........................             3
               7.73% medium-term notes due May 20, 1997...........................             5
               7.75% notes due May 15, 1997.......................................           200
               Variable rate notes due on March 24, 1997..........................           128
                                                                                          ------
                                                                                          $1,108
                                                                                          ======

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

(5)  Conversion of Convertible Preferred Stock

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

(6)  Issuance of Preferred Stock

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

In connection with the issuance of the Series B Noncumulative Perpetual Preferred Stock, the Company and The Fuji Bank, Limited, amended the termination provisions of the Keep Well Agreement so that after December 31, 2002, the agreement may only be terminated if the ratings by Moody's Investor Service, Inc. and Standard and Poor's Corporation of the Series A and Series B Preferred Stock were no lower than the ratings at the time of issuance. Similarly, after December 31, 2002, the agreement may only be terminated if the Company's senior debt ratings were unchanged as a result of the termination of the agreement. If the Series A and Series B Preferred Stock are no longer outstanding, the agreement may in any event be terminated on December 31, 2007.

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

     The Company entered into $4.5 billion of interest rate swaps that were effective during the nine months ended September 30, 1997. Of these interest rate swaps, $1 billion were entered into prior to January 1, 1997. During the nine months ended September 30, 1997, $1.7 billion of interest rate swaps were terminated or matured. The interest rate swaps were purchased to modify the interest rate and currency characteristics of the Company's debt and assets to control the overall level of financial risk arising from normal business operations. These instruments had the effect of converting $1.5 billion of floating rate obligations to fixed rate, $1.9 billion of variable rate obligations from one index to another, and $975 million of fixed rate obligations to a variable rate. The Company also entered into $106 million of cross currency interest rate swap agreements which had the effect of converting fixed rate U.S. dollar denominated obligations to fixed rate French Franc denominated obligations in connection with the Factofrance acquisition.

     The Company also periodically enters into forward contracts or purchases options to effectively hedge the translation of the related foreign currency income. The Company held $348 million of forward contracts at September 30, 1997.

(8)  Statement of Cash Flows

     Noncash investing activities which occurred during the nine month period ended September 30, 1997 include $24 million of receivables which were classified as repossessed assets. For the nine month periods ended September 30, 1997 and 1996, the Company paid income taxes to its Parent of $32 million and $60 million, respectively.

(9)  Accounting Developments


     Effective January 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Under this Statement, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. This Statement provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of this Statement did not have a material impact on the Company's consolidated financial statements. The FASB released SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS 125" which defers until January 1, 1998 provisions of SFAS 125 relating to secured borrowings and collateral, repurchase agreements, securities lending and similar transactions.

     In June, 1997, the Financial Accounting Standards Board released Statement of Accounting Standards No. 130, "Reporting Comprehensive Income," which the Company is required to adopt no later than 1998. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.

     Statement of Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" was also released in June, 1997 and is required to be adopted no later than 1998. SFAS 131 requires segments to be reported based on the way management organizes segments within the Company for making operating decisions and assessing performance.

     The Company plans to adopt the above pronouncements effective January 1, 1998.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS                         For the Three Months Ended           For the Nine Months Ended
                                                     September 30,                       September 30,
                                          -----------------------------------  ---------------------------------
                                                                   Percent                          Percent
                                                1997       1996    Change         1997     1996     Change
                                                ----       ----    -------        ----     ----     -------
                                                                (dollars in millions)
Interest income........................         $233       $198       18%         $679     $598        14%
Interest expense.......................          129        111       16           376      334        13
                                                ----       ----                   ----     ----
     Net interest income...............          104         87       20           303      264        15
Fees and other income..................           53         12      342           132       49       169
Factoring commissions..................           28         14      100            71       40        78
Income of international joint ventures.            8         11      (27)           27       31       (13)
                                                ----       ----                   ----     ----
     Operating revenues................          193        124       56           533      384        39
Operating expenses.....................           91         58       57           243      177        37
Provision for losses...................           48         12      300           104       61        70
                                                ----       ----                   ----     ----
     Income before taxes and minority
        interest.......................           54         54       --           186      146        27
Income tax provision...................           12         17      (29)           57       38        50
Minority interest in income of Heller
     International Group, Inc..........            2          2       --             6        4        50
                                                ----       ----                   ----     ----
        Net income.....................         $ 40       $ 35       14%         $123     $104        18%
                                                ====       ====                   ====     ====

  Net income for the third quarter of 1997 totaled $40 million and increased by $5 million or 14% versus the third quarter of 1996, while net income for the nine months ended September 30, 1997 totaled $123 million and increased by $19 million or 18% over the first nine months of 1996. The increases in net income resulted from significant growth in operating revenues.

  On April 2, 1997, the Company's subsidiary, Heller International Group, Inc., completed its acquisition of Factofrance from its joint venture partner. Heller International Group has held an interest in Factofrance for over 30 years, using the equity method of accounting for its previous ownership position. Factofrance, founded in 1965, is the leading factoring company in the French marketplace. This increase in ownership from 48.8% to 97.6% resulted in Factofrance being reported on a consolidated basis as of the date of purchase. With Factofrance's results now accounted for on a consolidated basis, operating revenues and operating expenses increased $64 million and $36 million, respectively for the nine months ended September 30, 1997. Virtually all of the changes in factoring commissions were the result of the consolidation of Factofrance. This acquisition had a modest favorable impact on the Company's third quarter and nine month net income as the increased share of Factofrance's earnings was offset by the costs of the acquisition.

  Net interest income totaled $104 million and increased by $17 million or 20% for the third quarter of 1997 compared to the third quarter of 1996, while net interest income for the nine months ended September 30, 1997 totaled $303 million and increased by $39 million or 15% over the first nine months of 1996. The increase in net interest income reflects growth in lending assets and increased fee accelerations on loan repayments.

  Fees and other income increased to $53 million from $12 million and $132 million from $49 million for the quarter and nine months ended September 30, 1997, respectively, versus prior year periods. The increase in fees and other income for the third quarter was primarily due to an increase in net investment gains which totaled $26 million for the quarter ended September 30, 1997 compared to a net investment loss of $5 million for the same period in 1996. For the nine months ended September 30, 1997, fees and other income increased $83 million from prior year reflecting the continued strong income of the Company's real estate business, as well as $26 million of securitization gains. Gross investment gains were $75 million and $61 million, while losses and writedowns were $42 million and $50 million for the nine months ended September 30, 1997 and 1996, respectively.

  Operating expenses, excluding the impact of the Factofrance consolidation, increased by 29% and 17% for the third quarter and first nine months of 1997, respectively. This increase is primarily due to continued investment in growing the asset based businesses and expansion of loan origination and portfolio management resources in the Company's commercial mortgage loan area, along with increased investment in technology and costs associated with record new business originations.

  The provision for losses increased to $48 million from $12 million and $104 million from $61 million for the quarter and nine months ended September 30, 1997, respectively, versus prior year periods despite a modest decrease in gross writedowns. These increases are primarily due to lower levels of recoveries in the current year combined with provisions for growth in lending assets. The ongoing portfolio demonstrated strong credit performance with the post-1990 lending assets requiring only $42 million or 60 basis points of net writedowns during the first nine months. Gross writedowns totaled $103 million and $105 million, while recoveries totaled $13 million and $38 million for the nine months ended September 30, 1997 and 1996, respectively. Gross writedowns totaled $44 million and $30 million, while recoveries totaled $3 million and $12 million for the three months ended September 30, 1997 and 1996, respectively.

  The Company's effective tax rate increased to 31% for the nine months ended September 30, 1997 from 26% for the same period in 1996. The effective rate for 1997 and 1996 remained below statutory rates due to the use of foreign tax credits, the effect of earnings from international joint ventures and favorable tax issue resolutions.

PORTFOLIO COMPOSITION

     Total lending assets and investments grew by $1.9 billion or 20% for the nine months ended September 30, 1997 which reflects the $1.5 billion impact of the consolidation of Factofrance and continued growth in the lower risk asset based businesses of $714 million. During the first nine months of 1997 new business volume totaled $4.3 billion, a 58% increase over the prior year period. The Company's portfolio continued to exhibit strong liquidity as evidenced by paydowns, loans sales, syndications and securitizations totaling $3.7 billion in the first nine months of 1997. Growth continued to be concentrated in the Company's lower risk asset based businesses.


                                                     Lending Assets and Investments as of
                                                       September 30,      December 31,
                                                     -----------------  -----------------
                                                       1997    Percent   1996     Percent
                                                     --------  -------  -------   -------
                                                            (dollars in millions)
By Product Category:
Asset based finance..........................        $ 4,984      43%   $4,270       44%
International asset based finance............          1,809      16       337        3
Corporate finance............................          2,270      20     2,447       26
Real estate finance..........................          2,026      17     2,062       21
Specialized finance..........................            212       2       232        3
Investments in international joint ventures..            200       2       272        3
                                                     -------     ---    ------    -----
 Total lending assets and investments........        $11,501     100%   $9,620      100%
                                                     =======     ===    ======    =====

By Asset Type:
Receivables..................................        $10,357      90%   $8,529       89%
Repossessed assets...........................             29      --        14       --
                                                     -------     ---    ------    -----
 Total lending assets........................        $10,386      90%   $8,543       89%
Equity and real estate investments...........            478       4       419        4
Debt securities..............................            256       2       251        3
Operating leases.............................            181       2       135        1
Investments in international joint ventures..            200       2       272        3
                                                     -------     ---    ------    -----
 Total investments...........................        $ 1,115      10%   $1,077       11%
                                                     -------     ---    ------    -----
 Total lending assets and investments........        $11,501     100%   $9,620      100%
                                                     =======     ===    ======    =====

     The asset based lending portfolio is comprised of equipment loans and leases to end-users, factored accounts receivable, secured working capital loans, vendor finance program loans and leases, small business finance activities and indirect consumer loans. The table below provides a breakdown among the Company's various asset based product groups. Lender Finance represents the Company's financing of other financial service providers. This portfolio is comprised of the former Sales Finance portfolio as well as a portion previously included in the Vendor Finance product group.

                                        Lending Assets and Investments as of
                                          September 30,     December 31,
                                         ---------------- ----------------
                                          1997    Percent  1996    Percent
                                         -------  ------- -------  -------
                                               (dollars in millions)
Equipment Finance and Leasing..........   $1,187     24%   $  981     23%
Business Credit........................    1,084     22       867     20
Current Asset Management...............      961     19       928     22
First Capital..........................      677     14       403      9
Lender Finance.........................      550     11       434     10
Vendor Finance.........................      525     10       657     16
                                          ------    ---    ------  -----
 Total lending assets and investments..   $4,984    100%   $4,270    100%
                                          ======    ===    ======  =====

     Growth in asset based lending assets and investments of $714 million for the nine months ended September 30, 1997 was distributed among five of the asset based product groups. Lending assets and investments for Equipment Finance and Leasing, Business Credit, First Capital and Lender Finance increased due to strong new business, with the Company funding over $2.1 billion of asset based financings during the nine month period. Partially offsetting this asset growth was the securitization of approximately $260 million of Vendor Finance and Equipment Finance and Leasing receivables during the third quarter. The Company has not retained any residual interest in this securitization as all of the receivable backed notes were sold to third parties on a non-recourse basis. The Company continued to maintain strong credit disciplines in all of its asset based businesses. These portfolios experienced approximately $7 million in net writedowns for the nine months ended September 30, 1997. At September 30, 1997, the Company had contractually committed to finance an additional $1.1 billion to new and existing asset based borrowers.

     The Company funded in excess of $1.1 billion of corporate financings during the nine months ended September 30, 1997, resulting in growth in the ongoing portfolio. At September 30, 1997, the Company was contractually committed to finance an additional $790 million to new and existing corporate finance borrowers. Corporate finance lending assets and investments decreased as strong new business fundings were more than offset by runoff in the pre-1990 portfolio as well as syndications and participations in the post-1990 portfolio.

     The real estate portfolio decreased slightly during the nine months ended September 30, 1997. Strong new business fundings, primarily in apartments and retail property types, of approximately $980 million during the nine month period nearly offset payoffs and the June, 1997 securitization of approximately $500 million of commercial mortgage loans. The Company has not retained any residual interest in this securitization as all of the commercial mortgage pass-through certificates were sold to third parties on a non-recourse basis. In addition, the Company has not retained any servicing obligations on this portfolio. Unfunded contractual loan commitments to new and existing borrowers were $90 million at September 30, 1997.

     The international asset based finance portfolio, which is comprised of assets of the Company's consolidated international subsidiaries, grew by $1.5 billion primarily as the result of the Factofrance consolidation. In addition, investments in international joint ventures decreased due primarily to the acquisition of Factofrance, which was previously recorded as a joint venture.

     The Company's obligation to fund loan commitments is generally contingent upon the maintenance of specific credit standards by the borrowers.

     Total revenues include interest income, net fees and other income and factoring commissions from domestic and consolidated international operations and the Company's share of the net income of its international joint ventures.

                                                            Total Revenues
                                                For the Nine Months Ended September 30,
                                               -----------------------------------------
                                                1997      Percent     1996     Percent
                                               -------  -----------  -------  ----------
                                                         (dollars in millions)
Asset based finance..........................    $ 369          41%    $ 277         39%
International asset based finance............       96          11        28          4
Corporate finance............................      184          20       213         30
Real estate finance..........................      214          23       166         23
Specialized finance..........................       17           2         3          -
Investments in international joint ventures..       29           3        31          4
                                                 -----         ---     -----        ---
 Total revenues..............................    $ 909         100%    $ 718        100%
                                                 =====         ===     =====        ===

     Total revenues increased $191 million or 27% from the prior year principally reflecting increases in interest income, fees and other income and factoring commissions. Asset based finance experienced an $84 million increase in interest income consistent with an increase in lending assets of approximately $900 million from September 30, 1996. International asset based finance total revenues increased $68 million from the prior year primarily as the result of the consolidation of Factofrance. Corporate finance interest income decreased by $31 million from the first nine months of 1996 principally due to lower levels of lending assets and investments. Real estate finance fees and other income increased by $48 million from September 30, 1996 primarily due to the gain on securitization recognized in the second quarter of 1997 and strong income from real estate investments.

PORTFOLIO QUALITY

     The Company's ongoing portfolio continued to demonstrate strong credit performance in the third quarter as evidenced by a significant reduction in nonearning assets from 3.3% of total lending assets at December 31, 1996 to 2.3% at September 30, 1997. In addition, the Company's allowance for losses of receivables is now in excess of 100% of nonearning impaired receivables. The Company continues to resolve and reduce its exposure to pre-1990 accounts.

                                                                                      September 30,   December 31,
                                                                                      --------------  -------------
                                                                                           1997           1996
                                                                                      --------------  -------------
                                                                                          (dollars in millions)
Lending Assets and Investments:
 Receivables.........................................................................     $10,357        $ 8,529
 Repossessed assets..................................................................          29             14
                                                                                          -------        -------
   Total lending assets..............................................................      10,386          8,543
 Equity and real estate investments..................................................         478            419
 Debt securities.....................................................................         256            251
 Operating leases....................................................................         181            135
 Investments in international joint ventures.........................................         200            272
                                                                                          -------        -------
   Total investments.................................................................       1,115          1,077
                                                                                          -------        -------
   Total lending assets and investments..............................................     $11,501        $ 9,620
                                                                                          =======        =======

Nonearning Assets:
 Impaired receivables................................................................     $   209        $   264
 Repossessed assets..................................................................          29             14
                                                                                          -------        -------
   Total nonearning assets...........................................................     $   238        $   278
                                                                                          =======        =======
 Ratio of nonearning impaired receivables to receivables.............................         2.0%           3.1%
                                                                                          =======        =======
 Ratio of total nonearning assets to total lending assets............................         2.3%           3.3%
                                                                                          =======        =======

Allowances for Losses:
 Allowance for losses of receivables.................................................     $   255        $   225
                                                                                          =======        =======

Ratio of allowance for losses of receivables to:
   Receivables.......................................................................         2.5%           2.6%
                                                                                          =======        =======
   Nonearning impaired receivables...................................................         122%            85%
                                                                                          =======        =======

Delinquencies:
  Earning loans delinquent 60 days or more...........................................     $   176        $   143
                                                                                          =======        =======
  Ratio of earning loans delinquent 60 days or more to receivables...................         1.7%           1.7%
                                                                                          =======        =======


                                                                                           For The Nine Months
                                                                                           Ended September 30,
                                                                                           -------------------
                                                                                           1997           1996
                                                                                         --------        -------
                                                                                          (dollars in millions)
Net writedowns of lending assets:
  Net writedowns on receivables......................................................     $    87        $    64
  Net writedowns on repossessed assets...............................................           3              3
                                                                                          =======        =======
    Total net writedowns.............................................................     $    90        $    67
                                                                                          =======        =======

    Ratio of net writedowns to average lending assets (annualized)...................         1.3%           1.1%
                                                                                          =======        ========
 Net writedowns on post-1990 lending assets..........................................     $    42        $    19
                                                                                          =======        ========
 Ratio of post-1990 net writedowns to average total lending assets (annualized)......         0.6%           0.3%
                                                                                          =======        ========

  Nonearning assets decreased to 2.3% of total lending assets at September 30, 1997. The majority of nonearning assets continue to be comprised of pre-1990 corporate finance and real estate accounts, which constitute 60% of total nonearning assets at September 30, 1997.

  Net writedowns increased slightly to 1.3% of average lending assets for the nine months ended September 30, 1997 as compared to 1.1% for the same period in the prior year. Gross writedowns declined to $103 million from $105 million while recoveries were $13 million as compared to $38 million in the first nine months of 1997 and 1996, respectively. The post-1990 portfolio continued to demonstrate strong credit quality requiring only $42 million of net writedowns or 60 basis points of lending assets during the first nine months.

  Loans considered troubled debt restructures were $14 million, unchanged from December 31, 1996. The Company also had $17 million of receivables at September 30, 1997 that were restructured at market rates of interest, written down from the original loan balance and returned to earning status. The recorded investment of these receivables is expected to be fully recoverable.

Pre-1990 Portfolio Profile

  The Company continued to reduce the pre-1990 corporate finance and real estate portfolios. The pre-1990 portfolio decreased by $316 million or 32% due to the resolution or run-off of credits during the nine months ended September 30, 1997 and now totals only 5.8% of the Company's lending assets and investments. The following table provides a breakdown of the pre-1990 portfolio.

                                                        Pre-1990 Portfolio Profile
                                                     September 30,         December 31,
                                                  -------------------  -------------------
                                                         1997                  1996
                                                         ----                  ----
                                                            (dollars in millions)
Pre-1990 lending assets and investments..........       $ 663                  $ 979
                                                        =====                  =====
Pre-1990 nonearning assets.......................       $ 143                  $ 163
                                                        =====                  =====
Ratio of pre-1990 lending assets and investments
 to total lending assets and investments.........         5.8%                  10.2%
                                                        =====                  =====

                                                            For the Nine Months
                                                            Ended September 30,
                                                         1997                   1996
                                                         ----                   ----
                                                            (dollars in millions)
Net writedowns on pre-1990 lending assets........       $  48                  $  48
                                                        =====                  =====
Ratio of pre-1990 net writedowns to average total
  lending assets (annualized)....................         0.7%                   0.8%
                                                        =====                  =====


LIQUIDITY AND CAPITAL RESOURCES

  To meet its funding requirements for asset growth, debt retirement and payment of dividends during the nine months ended September 30, 1997, the Company supplemented its cash flows from operations by issuing $969 million of senior notes and debentures, issuing $150 million in preferred stock and increasing its level of commercial paper and short-term borrowings by $612 million. The consolidation of Factofrance had the effect of increasing commercial paper and short-term borrowings by $682 million. In addition, all of the Company's Convertible Preferred Stock Series D was converted into Common Stock of the Company during the second quarter.

  The ratio of commercial paper and short-term borrowings to total debt was 46% at September 30, 1997 and 37% at December 31, 1996. Of this increase, 4% was due to the consolidation of Factofrance in the second quarter. Factofrance primarily uses commercial paper and short-term borrowings to fund its assets which are short-term in nature. Leverage (net of short-term investments) increased slightly to 5.1x at September 30, 1997 from 5.0x at December 31, 1996, as the effect of the consolidation of Factofrance was offset by the issuance of $150 million of preferred stock during the second quarter. Leverage and the level of commercial paper and short-term borrowings continue to remain within ranges targeted by the Company to maintain a strong financial position.

     On April 8, 1997 the Company extended and increased its bank credit facilities from $2.3 billion to $3.0 billion. The total bank credit facility is comprised of two equal facilities, a 364-day facility expiring April 7, 1998 and a 5-year facility expiring april 8, 2002. In addition, at September 30, 1997 the Company had $377 million (U.S. dollar equivalent) in committed foreign bank credit facilities for the consolidated international subsidiaries, $35 million under the foreign currency revolving credit facilities and $550 million under a factored accounts receivable sale facility. Since Factofrance is a registered financial institution in France, over $200 million of additional alternative liquidity is available by discounting eligible French receivables with the French central bank. Committed U.S. bank credit facilities and asset sale facilities are well in excess of 100% of U.S. commercial paper borrowings. On a consolidated basis, total bank credit and asset sale facilities, including the $200 million of additional alternative liquidity described above, represent 102% of outstanding commercial paper and short-term borrowings at September 30, 1997. All of these facilities are in addition to $500 million of liquidity support provided by the Keep Well Agreement.

     In connection with the issuance of the Series B Noncumulative Perpetual Preferred Stock, the Company and The Fuji Bank, Limited, amended the termination provisions of the Keep Well Agreement so that after December 31, 2002, the agreement may only be terminated if the ratings by Moody's Investor Service, Inc. and Standard and Poor's Corporation of the Series A and Series B Preferred Stock were no lower than the ratings at the time of issuance. Similarly, after December 31, 2002, the agreement may only be terminated if the Company's senior debt ratings were unchanged as a result of the termination of the agreement. If the Series A and Series B Preferred Stock are no longer outstanding, the agreement may in any event be terminated on December 31, 2007.


Risk Management

     Derivative agreements were entered into during the first nine months of 1997 to accomplish the Company's risk management objectives to control the overall level of financial risk arising from normal business operations. The Company entered into interest rate swap agreements with aggregate notional amounts of approximately $4.5 billion which were effective during the first nine months of 1997. Of these swaps, $1 billion were entered into prior to January 1, 1997. In addition, $1.7 billion of interest rate swaps were terminated or matured during the nine month period.

     As of September 30, 1997, the Company held $348 million of forward currency exchange contracts which serve as hedges of translation of its investment in international subsidiaries and joint ventures or effectively hedge the translation of the related foreign currency income.

Accounting Developments

     Effective January 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Under this Statement, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of this Statement did not have a material impact on the Company's consolidated financial statements. The FASB released SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS 125" which defers until January 1, 1998 provisions of SFAS 125 relating to secured borrowings and collateral, repurchase agreements, securities lending and similar transactions.

     In June, 1997, The Financial Accounting Standards Board released Statement of Accounting Standards No. 130, "Reporting Comprehensive Income," which the Company is required to adopt no later than 1998. This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.

     Statement of Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" was also released in June, 1997 and is required to be adopted no later than 1998. SFAS 131 requires segments to be reported based on the way management organizes segments within the Company for making operating decisions and assessing performance.

  The Company plans to adopt the above pronouncements effective January 1, 1998.

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

  On July 28, 1997, the Company filed with the SEC a Current Report on Form 8-K, dated July 24, 1997, to announce the Company's earnings for the quarter ended June 30, 1997.

  On October 22, 1997, the Company filed with the SEC a Current Report on Form 8-K, dated October 22, 1997, to announce the Company's earnings for the quarter ended September 30, 1997 and the Company's issuance on October 6, 1997 of $250 million principal amount of its 6.44% notes due October 6, 2002.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.



                             HELLER FINANCIAL, INC.



                      BY:         Lauralee E. Martin
                       ---------------------------------------

                                  Lauralee E. Martin
                             Executive Vice President and
                               Chief Financial Officer



                      BY:          Lawrence G. Hund
                           ------------------------------------

                                   Lawrence G. Hund
                          Senior Vice President, Controller and
                               Chief Accounting Officer



DATE: OCTOBER 31, 1997