Form 10-K
period 1997-12-31
HELLER FINANCIAL INC
filed 1998-02-26
CIK 46738

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

                  For the Fiscal Year Ended December 31, 1997

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     Aggregate market value of voting stock held by non-affiliates: None.

      Number of shares of Common Stock outstanding at February 25, 1998:
                            Class A Common Stock--0
                       Class B Common Stock--51,050,000
                  Documents incorporated by reference: None.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                  Website address is http://www.hellerfin.com

                               TABLE OF CONTENTS

 ITEM NO.                          NAME OF ITEM                           PAGE
 --------                          ------------                           ----

                                     PART I
 Item  1. Business......................................................    4
          General.......................................................    4
          Asset Based Finance...........................................    6
          Equipment Finance and Leasing.................................    6
          Sales Finance.................................................    8
          Business Credit...............................................   10
          Current Asset Management......................................   11
          Small Business Lending........................................   12
          Real Estate Finance...........................................   13
          International Group...........................................   15
          Corporate Finance.............................................   16
          Project Finance...............................................   18
          Pre-1990 Portfolio............................................   18
          Sales and Marketing...........................................   19
          Securitization, Syndication and Loan Sale Activities..........   20
          Securitizations...............................................   20
          Syndications and Loan Sales...................................   20
          Competition...................................................   20
          Regulation....................................................   21
          Employees.....................................................   21
          Risk Management...............................................   22
          Credit Risk Management........................................   22
          Asset/Liability Management....................................   22
          Portfolio Quality.............................................   25
 Item  2. Properties....................................................   28
 Item  3. Legal Proceedings.............................................   28
 Item  4. Submission of Matters to a Vote of Security Holders...........   28

                                    PART II
 Item  5. Market for Registrant's Common Equity and Related Stockholder
           Matters......................................................   28
 Item  6. Selected Financial Data.......................................   30
 Item  7. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................   33
          General.......................................................   33
          Year Ended December 31, 1997 Compared to Year Ended December
           31, 1996.....................................................   34
          Results of Operations.........................................   34
          Lending Assets and Investments................................   38
          Year Ended December 31, 1996 Compared to Year Ended December
           31, 1995.....................................................   39
          Results of Operations.........................................   39
          Lending Assets and Investments................................   42
          Liquidity and Capital Resources...............................   44
          Accounting Developments.......................................   45
          Year 2000 Compliance..........................................   45
          Special Note Regarding Forward-Looking Statements.............   46
 Item  8. Financial Statements and Supplementary Data...................   47
 Item  9. Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.....................................   81

 ITEM NO.                          NAME OF ITEM                            PAGE
 --------                          ------------                            ----
                                    PART III
 Item 10. Directors and Executive Officers of the Registrant............    82
          Section 16(a) Beneficial Ownership Reporting Compliance.......    86
 Item 11. Executive Compensation........................................    87
          Summary Compensation Table....................................    87
          Long Term Incentive Plans.....................................    88
          Retirement and Other Defined Benefit Plans....................    89
          Employment Contracts and Termination of Employment and Change
           of Control Arrangements......................................    90
          Compensation of Directors.....................................    90
          Compensation Committee Interlocks and Insider Participation...    91
 Item 12. Security Ownership of Certain Beneficial Owners and
           Management...................................................    91
 Item 13. Certain Relationships and Related Transactions................    91
          Relationship with Fuji Bank...................................    91
          Keep Well Agreement...........................................    92
          Registration Rights Agreement.................................    94
          Purchase of Interest in International Group from Fuji Bank....    94
          Certain Other Transactions with Fuji Bank and Its
           Subsidiaries.................................................    94
          Tax Allocation Agreement......................................    94
          Services Provided by Fuji Bank, HIC and FAHI for the Company..    95
          Services Provided by the Company for Affiliates...............    95
          Intercompany Receivables, Payables, Transactions and Financial
           Instruments..................................................    95
          Certain Other Relationships...................................    96

                                    PART IV
 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-
           K............................................................    97

                                    PART I

ITEM 1. BUSINESS

  The following discussion contains certain "forward-looking statements" (as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), which are generally identified by the words "anticipates", "believes", "estimates", "expects", "plans", "intends" and similar expressions. Such statements are subject to certain risks, uncertainties and contingencies which could cause the Company's actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Special Note Regarding Forward-Looking Statements".

GENERAL

  Heller Financial, Inc. (including its consolidated subsidiaries, the "Company") is a leading diversified commercial financial services company which provides a broad array of financial products and services to mid-sized and small businesses in the United States and selected international markets. The Company provides its products and services principally in five business categories: (i) asset based finance ("Asset Based Finance"), which provides secured loans and factoring through five business groups, (ii) Heller Real Estate Financial Services ("Real Estate Finance"), which provides secured real estate financing, (iii) Heller International Group, Inc. ("International Group"), which provides international asset based financing and factoring,
(iv) Heller Corporate Finance ("Corporate Finance"), which provides collateralized cash flow lending, and (v) Heller Project Finance ("Project Finance"), which provides structured financing for domestic energy-related projects. The Company's primary clients and customers are entities in the manufacturing and service sectors having annual sales generally in the range of $5 million to $250 million and in the real estate sector having property values generally in the range of $1 million to $40 million.

  The Company concentrates primarily on senior secured lending, with 89% of lending assets and investments at December 31, 1997 being made on such basis. Also, to a more limited extent, the Company makes subordinated loans and invests in select debt and equity instruments. The Company believes that, as of December 31, 1997, it was the fourth largest factoring operation in the United States in terms of factoring volume (and the largest factoring operation worldwide), the third largest originator of U.S. Small Business Administration ("SBA") 7(a) guaranteed small business loans (including leadership positions in California and Texas) and among the largest lenders to private equity-sponsored companies in the U.S. middle market. Additionally, the Company is a recognized leader in real estate finance, vacation ownership lending and middle-market equipment finance and leasing in the United States. The Company has built its portfolio through effective asset origination capabilities, disciplined underwriting and credit approval processes and effective portfolio management. Most of the Company's business groups have also developed the ability to manage asset, client and industry concentrations and enhance profitability by distributing assets through securitizations, syndications and/or loan sales.

  The Company was founded in 1919 and from its inception has targeted its commercial financing activities at mid-sized and small businesses in the United States. Since 1964, the Company has also competed in selected international markets through its consolidated subsidiaries and investments in international joint ventures. The Company was purchased by The Fuji Bank, Limited ("Fuji Bank") in 1984, and between the time of such acquisition and 1990, the substantial majority of the Company's portfolio consisted of Corporate Finance and Real Estate Finance assets (together representing 76% of the Company's lending assets and investments at December 31, 1990). Since 1990, the Company has diversified its portfolio, investing major resources in building its Asset Based Finance businesses, through start-ups of new business groups and business units, as well as the acquisition of its small business lending operation and the expansion of smaller existing operations. During these years, the Company has also introduced a number of Asset Based Finance businesses, including asset based working capital and term financing, and commercial equipment finance in 1992; public finance and industrial equipment finance in 1996; and commercial funding in 1997. As a result, the Company's Asset Based Finance business, which represented only 14% of the portfolio of lending assets and investments at December 31, 1990, constituted 40% of the Company's portfolio at December 31, 1997. In the past several years, the Company has also expanded its overseas operations, most significantly by completing the acquisition in April 1997 of the interest of its joint venture partner in Factofrance Heller, S.A. ("Factofrance"), the leading factoring company in France. The portfolio built by the Company is a lower risk, though lower yielding, well-diversified portfolio with stronger collateralization than the Company's pre-1990 Corporate Finance and Real Estate Finance portfolio (its "pre-1990 portfolio"). Therefore, the Company categorizes its pre-1990 portfolio and the portfolio of its ongoing business categories (its "current portfolio") separately.

  The Company's total lending assets and investments were $11.9 billion and common stockholders' equity was $1.4 billion at December 31, 1997. For the year ended December 31, 1997, the Company's net income increased 19% to $158 million, from $133 million for the prior year, while new business volume increased 47% over the prior year, from $4.1 billion to $6.0 billion. Net income applicable to common stock was $144 million for the year ended December 31, 1997, which represented an increase of 17% from $123 million for the prior year. The credit quality of the Company's portfolio is reflected in nonearning assets of $155 million, or 1.4% of total lending assets, at December 31, 1997, the lowest level of nonearning assets in over 10 years.

  During 1997, the Company was a wholly-owned subsidiary of Heller International Corporation ("HIC"), which was a wholly-owned subsidiary of Fuji Bank. Effective January 2, 1998, Fuji Bank formed a new wholly-owned subsidiary, Fuji America Holdings, Inc. ("FAHI"), which was the surviving corporation of a merger with HIC and therefore became the owner of all of the outstanding Common Stock of the Company. Fuji Bank also directly owns 21% of the outstanding stock of International Group, the remaining 79% of which is owned by the Company.

ASSET BASED FINANCE

  Asset Based Finance is the Company's largest business category with total lending assets and investments of $4.7 billion, or 40% of the Company's total lending assets and investments, at December 31, 1997, and revenues of $517 million, or 41% of the Company's total revenues, for 1997. The Asset Based Finance portfolio is comprised of factored accounts receivable, secured working capital loans, equipment loans and leases to end users, vendor finance program loans and leases, small business loans, and loans to leasing companies and timeshare developers. Asset Based Finance consists of five distinct business groups: (i) Heller Equipment Finance and Leasing ("Equipment Finance and Leasing"), (ii) Heller Sales Finance ("Sales Finance"), (iii) Heller Business Credit ("Business Credit"), (iv) Heller Current Asset Management (principally domestic factoring) ("Current Asset Management") and (v) Heller Small Business Lending ("Small Business Lending"). The following tables present certain information regarding Asset Based Finance as of the end of, and for, each of the years in the three-year period ended December 31, 1997:

                                                        AS OF, OR FOR THE
                                                       YEAR ENDED, DECEMBER
                                                               31,
                                                       ------------------------
                                                        1997      1996    1995
                                                       ------    ------  ------
                                                           (DOLLARS IN
                                                            MILLIONS)
      Lending Assets and Investments:
        Equipment Finance and Leasing................. $1,316    $  981  $  697
        Sales Finance.................................  1,228     1,090     849
        Business Credit...............................  1,025       867     638
        Small Business Lending........................    766       403     208
        Current Asset Management......................    391(1)    917     755
                                                       ------    ------  ------
          Total lending assets and investments........ $4,726    $4,258  $3,147
                                                       ======    ======  ======
      Revenues:
        Current Asset Management...................... $  122    $  113  $   98
        Business Credit...............................    114        86      64
        Equipment Finance and Leasing.................    110        73      53
        Sales Finance.................................    106        80      72
        Small Business Lending........................     65        47      18
                                                       ------    ------  ------
          Total revenues.............................. $  517    $  399  $  305
                                                       ======    ======  ======
      Revenues as of percentage of total revenues.....   40.7%     40.5%   28.1%
      Ratio of net writedowns to average asset
       based lending assets...........................    0.2       0.2     0.4
      Ratio of nonearning assets to total asset
       based lending assets...........................    0.7       0.4     0.6

     --------
     (1) Reflects the sale of $500 million of factored accounts receivable during 1997.

  At December 31, 1997, the Asset Based Finance groups were contractually committed to finance an additional $1.2 billion to new and existing borrowers, generally contingent upon the maintenance of specific credit standards. Since many of the commitments are expected to remain unused, the total commitment amounts do not necessarily represent future cash requirements. No significant commitments exist to provide additional financing related to nonearning assets.

 EQUIPMENT FINANCE AND LEASING

  Equipment Finance and Leasing is comprised of the following four distinct business units: Heller Commercial Equipment Finance ("Commercial Equipment Finance"), which as of December 31, 1997 represented 70% of the Equipment Finance and Leasing portfolio; Heller Aircraft Finance ("Aircraft Finance"), which as of December 31, 1997 represented 21% of this portfolio; and two newer businesses, Heller Public Finance ("Public Finance") and Heller Industrial Equipment Finance ("Industrial Equipment Finance").

    Commercial Equipment Finance, which has generated over $1.8 billion in new business volume since its inception in 1992, represents the largest unit in Equipment Finance and Leasing, with $913 million in lending assets and investments at December 31, 1997. Commercial Equipment Finance generated new business volume of $542 million in 1997. Commercial Equipment Finance provides general equipment term debt and lease financing directly to a diverse group of middle market companies, which use such financing to expand, replace or modernize their equipment or refinance existing equipment obligations. Typically, the equipment which serves as collateral for the financing is essential to the operations of the borrower, and the amount financed is generally not a substantial part of the borrower's capital structure. In 1997, the average transaction size was approximately $4 million. A typical borrower/lessee is a U.S. business with annual revenues of at least $35 million seeking financing of between $1 million and $40 million. The Commercial Equipment Finance portfolio consisted of 18 industry classifications at December 31, 1997, of which transportation represented the largest with 18% of lending assets, followed by food/grocery and computer-related, each of which represented 14% of lending assets, and restaurants which represented 10% of lending assets. The portfolio's credit quality is reflected in cumulative net writedowns of $1 million since the business unit's inception in 1992.

    Aircraft Finance is a niche competitor in the commercial aircraft and aircraft engine finance industry, with total lending assets and investments of $280 million at December 31, 1997. Aircraft Finance provides financing through operating leases and senior and junior secured loans on both new and used equipment. Clients are typically mid-tier foreign or domestic airlines. Transaction sizes range from $3 million to $40 million, with an average transaction size in 1997 of approximately $17 million. Aircraft Finance generated new business volume of $198 million in 1997. Aircraft Finance has developed a reputation for responsiveness on single investor transactions, which generally involve one aircraft with lease terms of three to seven years. In addition, Aircraft Finance's reliability and industry knowledge has made it a frequently desired participant in larger financings by other aircraft lessors. Utilizing its industry and equipment expertise, Aircraft Finance is able to effectively shift its product offering mix during various phases of the aircraft finance equipment cycle and effectively remarket and dispose of equipment.

    Public Finance and Industrial Equipment Finance, both of which were started in 1996, together had total lending assets and investments of $123 million at December 31, 1997. Public Finance and Industrial Equipment Finance generated new business volume in the aggregate amount of $144 million in 1997. Public Finance provides equipment and project/facility financing to state and local governments, with an average transaction size in 1997 of approximately $2 million. The interest income earned by Public Finance is generally exempt from federal income taxes. Industrial Equipment Finance provides collateral based equipment financing to companies with annual revenues of less than $35 million in the machine tool, construction and printing industries. The average transaction size of Industrial Equipment Finance in 1997 was approximately $600,000.

   Equipment Finance and Leasing represents the largest business group within Asset Based Finance, with total lending assets and investments of $1.3 billion, or 28% of the lending assets and investments of Asset Based Finance, as of December 31, 1997. Each business unit of Equipment Finance and Leasing provides structured equipment finance in select markets through transactions sourced through multiple channels. Equipment Finance and Leasing serves a broad range of industries, including transportation, supermarket, manufacturing, computers, energy, restaurant and food processing. Major product offerings include finance leases, true leases, term loans, off-balance sheet loans, operating leases and turn-key financing. Through its broad market access, the group also generates new business referrals for other business groups of the Company, particularly Business Credit, Small Business Lending and Sales Finance.

  The following table sets forth certain information regarding Equipment Finance and Leasing as of the end of, and for, each of the years in the three-year period ended December 31, 1997:

                                                              AS OF, OR FOR
                                                             THE YEAR ENDED,
                                                               DECEMBER 31,
                                                             ------------------
                                                              1997   1996  1995
                                                             ------  ----  ----
                                                               (DOLLARS IN
                                                                MILLIONS)
      Total lending assets and investments.................. $1,316  $981  $697
      New business volume...................................    884   534   386
      Revenues..............................................    110    73    53
      Revenues as a percentage of total revenues............    8.7%  7.4%  4.9%
      Ratio of net writedowns (recoveries) to
       average lending assets...............................    0.1  (0.4) (0.2)
      Ratio of nonearning assets to lending assets..........    0.1   0.0   0.7

  Equipment Finance and Leasing provides the Company broad, national access to the equipment finance marketplace through its 18 domestic offices. Unlike many of its competitors, Equipment Finance and Leasing emphasizes direct origination of its business, which the Company believes provides it with a competitive advantage and enables it to generate repeat business. In addition to direct origination, Equipment Finance and Leasing generates business through traditional broker and intermediary channels. The servicing of the Equipment Finance and Leasing portfolio is performed on a centralized basis.

  Commercial Equipment Finance's and Industrial Equipment Finance's approach to lending concentrates on the following three critical factors: (i) the cash flow of the borrower, (ii) the importance/value of the equipment to the borrower's overall operations and (iii) the relative strength of the borrower's balance sheet and capital structure. Aircraft Finance focuses on the strength of the underlying collateral and the credit worthiness of the underlying lessee. Public Finance generally lends to investment grade municipalities secured by essential use equipment.

  In addition to maintaining underwriting discipline, Equipment Finance and Leasing manages credit risk through industry and borrower diversification. The group's portfolio exhibited strong credit quality as of December 31, 1997, with nonearning assets of less than $1 million on a $1.3 billion portfolio, and net writedowns of $1 million (0.1% of lending assets) for the year ended December 31, 1997. Equipment Finance and Leasing is also able to assess residual value risk and effectively manage off-lease equipment exposures. Designated individuals establish all equipment residuals used in pricing lease transactions and continuously research secondary market values to establish current values, estimate future values and mark industry trends. As of December 31, 1997, no equipment was off-lease.

  Equipment Finance and Leasing distributes a portion of its assets through securitizations and syndications. In 1997, Equipment Finance and Leasing contributed $72 million of assets to an equipment securitization and syndicated an additional $102 million of assets. Through these capital markets capabilities, Equipment Finance and Leasing is able to provide broader market penetration, while managing borrower and industry concentrations.

 SALES FINANCE

  Sales Finance is comprised of two business units: (i) Heller Vendor Finance ("Vendor Finance"), which provides customized financing programs to manufacturers and distributors of a wide variety of commercial, industrial and technology products, and (ii) Heller Lender Finance ("Lender Finance"), which provides customized financing programs to independent leasing companies and timeshare developers.

    Vendor Finance, which comprised 50% of the Sales Finance portfolio at year end 1997, provides customized sales financing programs to manufacturers and distributors of a wide variety of commercial, industrial and technology products. Vendor Finance offers products and services to two broad client categories: (i) commercial and industrial, for which Vendor Finance provides sales financing programs consisting of true leases, loans, conditional sales contracts and installment sales contracts secured by equipment; and (ii) healthcare, information and technology, for which Vendor Finance provides sales financing programs consisting of true leases, loans and conditional sales contracts, secured by health care and high-technology products. These sales financing programs enable the vendor to enhance its marketing and sales capabilities by offering financing and leasing options to its customers. Transactions under these programs generally have partial or, in some cases, full recourse to the vendor. Individual transactions within these programs range from $50,000 to $5 million, with an average transaction size in 1997 of approximately $750,000. Terms generally range from two to six years. In 1997, Vendor Finance generated approximately $500 million in new business volume.

    Lender Finance, which comprised 50% of the Sales Finance portfolio at year-end 1997, provides (i) financing for the vacation ownership industry and (ii) lease portfolio financing. Lender Finance is one of the largest lenders to the U.S vacation ownership industry, providing timeshare resort developers with full life-cycle financing, primarily receivables hypothecation and inventory financing. Lender Finance also provides a wide range of financing to independent leasing companies, including term financing, residual financing, private securitization structures and warehouse financing. Lender Finance generated $254 million in new lease financing business volume in 1997. Lender Finance transactions range from $3 million to $50 million, with an average transaction size in 1997 of $14 million, secured by individual, underlying transactions with an average size in 1997 of approximately $100,000. Lender Finance transactions have terms ranging from 24 to 84 months.

  Sales Finance, with $1.2 billion in lending assets and investments represented 26% of the Asset Based Finance portfolio as of December 31, 1997. Sales Finance provides financing and related support and servicing capabilities to assist its clients in selling their products and services by enabling them to provide financing for the end-customer of these products. The range of services provided by Sales Finance includes sales financing, transaction structuring, credit analysis, documentation, billing, collections, portfolio reporting and marketing support. In 1997, Sales Finance generated new business volume of $754 million, which represented a 39% increase over 1996.

  The following table sets forth certain information regarding Sales Finance as of the end of, and for, each of the years in the three-year period ended December 31, 1997:

                                                         AS OF, OR FOR THE
                                                            YEAR ENDED,
                                                            DECEMBER 31,
                                                         --------------------
                                                          1997    1996   1995
                                                         ------  ------  ----
                                                            (DOLLARS IN
                                                             MILLIONS)
      Total lending assets and investments.............. $1,228  $1,090  $849
      New business volume...............................    754     544   589
      Revenues..........................................    106      80    72
      Revenues as a percentage of total revenues........    8.3%    8.1%  6.6%
      Ratio of net writedowns (recoveries) to
       average lending assets...........................    --     (0.1)  0.1
      Ratio of total nonearning assets to lending
       assets...........................................    1.2     0.9   0.4

  The business strategy of Sales Finance is to focus on developing long-term relationships with clients by understanding its clients' businesses and the role that financing plays in their sales and marketing processes. The sales force, which has expertise in originating and structuring customized programs for companies in its targeted industries, calls directly on prospective clients, using a database of pre-qualified prospects.

  Sales Finance's credit approach focuses on the structure of the underlying financing program and stresses a balance among three key factors: (i) credit strength of the underlying lessee or borrower, (ii) value and quality of the underlying collateral and (iii) financial support from the client, and Sales Finance's reliance upon that support, as many of its programs have full or partial recourse to the manufacturer or vendor. The group uses standard underwriting formats and documents to ensure strict credit controls, while still providing the quick response times demanded by clients. Credit quality of Sales Finance's portfolio is evidenced by nonearning assets constituting 1.2% of total lending assets and investments, and no net writedowns during 1997.

  Sales Finance is focusing increasingly on the use of syndications and securitizations to manage client and industry concentrations, and to generate fee income and increase returns. During 1997, the Company securitized $195 million of Sales Finance receivables in a single transaction. The Company did not retain any credit risk on this transaction, as all securities were sold to third parties on a non-recourse basis. The Company continues to generate servicing fees from these assets.


 BUSINESS CREDIT

  Business Credit, with $1.0 billion in total lending assets and investments, represented 22% of the Asset Based Finance portfolio as of December 31, 1997. Business Credit provides asset based working capital and term financing to middle-market companies for growth, refinancings, recapitalizations, acquisitions, seasonal borrowing, and debtor-in-possession ("DIP") and post-DIP transactions, through senior loans primarily secured by accounts receivable, inventory and, to a lesser extent, machinery and equipment and real estate. Middle-market companies served by Business Credit include manufacturers, retailers, wholesalers, distributors and service firms. The group's portfolio is well-diversified, consisting of 20 industries, with food/grocery and retail representing the largest concentrations at 22% and 13%, respectively, of total lending assets, and no other industry constituting more than 10% of total lending assets, as of December 31, 1997. Terms of transactions usually range from one to eight years, with an average commitment size and funds employed of $25 million and $10 million, respectively.

  The following table sets forth certain information regarding Business Credit as of the end of, and for, each of the years in the three-year period ended December 31, 1997:

                                                              AS OF, OR FOR
                                                             THE YEAR ENDED,
                                                               DECEMBER 31,
                                                             ------------------
                                                              1997   1996  1995
                                                             ------  ----  ----
                                                               (DOLLARS IN
                                                                MILLIONS)
      Total lending assets and investments.................. $1,025  $867  $638
      New business volume...................................    695   639   476
      Revenues..............................................    114    86    64
      Revenues as a percentage of total revenues............    9.0%  8.7%  5.9%
      Ratio of net writedowns to
       average total lending assets.........................    --    0.1   --
      Ratio of nonearning assets to lending assets..........    --    --    --

  Through its nine regional sales offices, Business Credit provides the Company with broad national coverage with a focus on regional market opportunities. Financing is typically provided as agent (lead lender), but also may be provided as a co-lender or a participant in senior secured transactions agented by other traditional asset-based lenders. Business Credit generates the majority of its new business through intermediaries such as investment and commercial banks, and private equity investors. The group is also expanding its direct marketing efforts through its use of proprietary databases of prospective borrowers. In 1997, Business Credit generated new business commitments and related fundings of $1.7 billion and $695 million, respectively, up 26% and 9% over the prior year period.

  Business Credit underwrites transactions based on balancing collateral values, cash flow and capital structure. Business Credit protects its position against deterioration of a borrower's performance by using established advance rates against eligible collateral and cross-collateralizing revolving credit facilities and term loans. Credit risk is also actively managed through portfolio diversification by industry and individual client exposure. Business Credit manages its portfolio centrally, ensuring more consistent control over all of its accounts and efficient documentation and approval of transactions. The credit quality is reflected in cumulative net writedowns of $2 million since the group's inception in 1992, and no nonearning assets as of December 31, 1997.

  Business Credit has established a syndication capability, enabling it to commit to larger transactions while still managing the size of ultimate retained positions and to generate additional income. Although Business Credit can provide commitments of up to $200 million, the business generally syndicates its ultimate retained funds employed position to $35 million or less. Total syndication activity in 1997 amounted to $132 million in fundings.

 CURRENT ASSET MANAGEMENT

  Current Asset Management has been a leading provider of factoring services in the United States for over 50 years. For 1997, the Company believes Current Asset Management was the fourth largest factor in terms of volume in the United States, with factoring volume of over $7.3 billion, a 6% increase from the prior year. This group provides factoring, working capital and term loans, receivables management, import and export financing and credit protection to middle-market companies which have targeted annual sales in the range of $10 million to $100 million. Working capital and term loans consist of advances against inventory and equipment on a formula basis, as well as seasonal over-advances. In addition, during 1997, the group's commercial funding unit began making asset based loans in the $1 million to $10 million range secured by receivables and inventory. Current Asset Management serves a wide variety of markets, with specific expertise in apparel, textiles and home furnishings. As of December 31, 1997, the majority of Current Asset Management's lending assets consisted of short-term trade receivables from department and general merchandise retail stores. The group has also begun to service a broad range of additional markets such as golf, temporary staffing services, seafood and housewares. Clients use Current Asset Management's factoring products and services to address a broad range of needs, including improving cash flow, mitigating the risk of bad debt charge-offs, increasing sales, improving management information and converting the high fixed cost of operating a credit and collection department into a lower, variable expense.

  The following table sets forth certain information regarding Current Asset Management as of the end of, and for, each of the years in the three-year period ended December 31, 1997:

                                                      AS OF, OR FOR THE
                                                     YEAR ENDED, DECEMBER
                                                             31,
                                                     ------------------------
                                                      1997      1996    1995
                                                     ------    ------  ------
                                                         (DOLLARS IN
                                                          MILLIONS)
      Total lending assets and investments.......... $  391(1) $  917  $  755
      Factoring volume(2)...........................  7,347     6,933   6,084
      Revenues......................................    122       113      98
      Revenues as a percentage of total revenues....    9.6%     11.5%    9.0%
      Ratio of net writedowns to average lending
       assets.......................................    1.0       1.0     1.3
      Ratio of nonearning assets to total lending
       assets.......................................    0.5       0.4     1.1

     --------
     (1) Reflects the sale of $500 million of factored accounts receivable during 1997.
     (2) Due to the short-term nature of these purchased receivables, factoring volume is not included in new business volume.

  Current Asset Management maintains two full service offices in New York and Los Angeles and operates sales offices in Atlanta and Dallas. Through its experienced sales force, Current Asset Management generates business through direct calling on manufacturers, and develops and maintains relationships with financial intermediaries that provide financing advice to prospective clients. In addition to its direct sales efforts, Current Asset Management generates business through its programmatic use of direct mail and advertising and through referrals from other business groups of the Company. The Company believes that its focused sales efforts, market research program, and advertising and marketing efforts have played a key role in the growth of its domestic factoring operation. Current Asset Management has developed sophisticated proprietary information storage and retrieval systems, such as electronic transmission of invoices and remittances, scanning technology and electronic linkage with clients, that streamline the management and processing of accounts receivable and enable the Company to efficiently process the high transaction volumes related to factoring invoices. Current Asset Management believes that the investments in technology associated with factoring represent a significant entry barrier to new competitors.

  Current Asset Management generally purchases the accounts receivable owed to clients by their customers, usually on a nonrecourse basis, and may provide funding to clients as an advance against those receivables. Customer credit coverage is extended based on an analysis of operating performance and sources of short-term liquidity, such as borrowing facilities and trade relationships. The Company also utilizes technology to electronically perform basic credit surveillance routines. The Current Asset Management portfolio's strong credit quality is evidenced by nonearning assets of only 0.5% of lending assets at December 31, 1997 and net writedowns of 1.0% of lending assets for 1997.

  The Company has a factored accounts receivable facility, which allows it to sell an undivided interest of up to $550 million in a designated pool of its factored accounts receivable to five bank-supported conduits. The Company utilized this facility during the fourth quarter of 1997. At December 31, 1997, the Company had sold approximately $500 million of factored accounts receivables through this facility, resulting in a decrease of Current Asset Management lending assets from the end of the prior year.

 SMALL BUSINESS LENDING

  Small Business Lending, with $766 million in lending assets and investments, represented 16% of the Asset Based Finance portfolio as of December 31, 1997. Small Business Lending provides long-term financing to the large and growing small business market, primarily under SBA loan programs. Small Business Lending's major product offerings are SBA 7(a) loans, which are guaranteed up to 80% by the SBA, and SBA 504 loans, which are senior to an accompanying SBA loan and have an average loan to collateral value of 50%. Small Business Lending is one of only fourteen non-banks licensed by the SBA to make SBA 7(a) loans and is the third largest originator of such loans. Small Business Lending provides long-term financing for real estate purchase, construction or refinance; business or equipment acquisition; working capital; and debt refinancing, primarily to companies in the manufacturing, retail or service sectors with annual sales of $500,000 to $3 million. While the portfolio is somewhat concentrated in California and Texas, it is geographically diversified within these states. The entire Small Business Lending portfolio is diversified by industry type, with concentrations of 13% in transportation services and 10% in miscellaneous consumer services and no other industry representing more than 10% of the portfolio as of December 31, 1997. The loans provided by Small Business Lending are generally for amounts up to $3 million, have an average size of $500,000 and have a contractual maturity ranging from five to 25 years.

  The following table sets forth certain information regarding Small Business Lending as of the end of, and for, each of the years in the three-year period ended December 31, 1997:

                                                               AS OF, OR FOR
                                                                  THE YEAR
                                                                   ENDED,
                                                                DECEMBER 31,
                                                               ----------------
                                                               1997  1996  1995
                                                               ----  ----  ----
                                                                (DOLLARS IN
                                                                 MILLIONS)
      Total lending assets and investments.................... $766  $403  $208
      New business volume.....................................  472   393   165
      Revenues................................................   65    47    18
      Revenues as a percentage of total revenues..............  5.1%  4.8%  1.7%
      Ratio of net writedowns to average lending assets.......  0.3   0.3   0.5
      Ratio of nonearning assets to lending assets............  2.0   1.2   0.5

  Small Business Lending operates out of 24 offices in 12 states and the portfolio is managed on a centralized basis. Small Business Lending focuses its marketing efforts on developing relationships with third party intermediaries, such as real estate brokers, mortgage brokers and business brokers. Additional business originates from referrals from existing customers, franchisors, targeted direct marketing and cross-referrals from other of the Company's business groups. Small Business Lending enjoys SBA Preferred Lender Program "PLP" status, which enables it to approve SBA 7(a) loans under SBA-delegated approval authority. The Company believes that Small Business Lending has maintained a position as one of the nation's three largest originators of SBA 7(a) loans since 1995, and placed first and second in volume growth in 1996 and 1997, respectively. In California and Texas, the two largest markets for SBA 7(a) loans, Small Business Lending was the largest originator of SBA 7(a) loans in 1997. Total new business for all products exceeded $470 million in 1997.

  Small Business Lending's underwriting and procedural guidelines are standardized to ensure a consistent and efficient process. Credit decisions are based on analysis of a prospective borrower's cash flow, the use of independent valuations for collateral and a review of management. Loans are generally secured by real estate and equipment, with additional collateral in the form of other business assets, personal residences and, in many instances, personal guarantees. The portfolio is comprised of approximately 2,800 individual loans, which provides diversified risk. Delinquent accounts are managed aggressively, beginning at five days past due, through a combination of collection calls and letters. At 60 days past due, accounts are transferred to a specialized workout area. Nonearning assets represented 2% of the portfolio as of December 31, 1997, of which 75% were the guaranteed portions of net SBA 7(a) loans which are held until a liquidation is complete and the SBA repurchases the loan. Net writedowns have remained at or below 0.5% annually for the past three years.

  The Company has developed the ability to sell the guaranteed portions of SBA 7(a) loans in the secondary market. The guaranteed portions of SBA 7(a) loans, which represented 45% of the lending assets of this group at December 31, 1997, can generally be sold and settled, at amounts in excess of book value, in less than 45 days. Small Business Lending has sold over $150 million in guaranteed 7(a) loans over the past two years.

REAL ESTATE FINANCE

  Real Estate Finance had total lending assets and investments of $2.1 billion, or 17% of the Company's total lending assets and investments, as of December 31, 1997, and total revenues of $252 million, or 20% of the Company's total revenues, for 1997. Real Estate Finance provides financing to owners, investors and developers for the acquisition, refinancing and renovation of commercial income producing properties in a wide range of property types and geographic areas. The group serves these markets by offering structured financings using tailored senior secured debt and junior participating financings, as well as through a unit which originates fixed rate commercial mortgages held for ultimate securitization ("CMBS"). Transactions are secured by a variety of property types including office, multi-family, retail, industrial, manufactured housing communities, self storage facilities and hotels. Typical transactions range in size from $1 million to $35 million, with an average transaction size in 1997 of approximately $4 million.

  The following table sets forth certain information regarding Real Estate Finance as of the end of, and for, each of the years in the three-year period ended December 31, 1997:

                                                        AS OF, OR FOR THE
                                                       YEAR ENDED, DECEMBER
                                                               31,
                                                       ----------------------
                                                        1997    1996    1995
                                                       ------  ------  ------
                                                           (DOLLARS IN
                                                            MILLIONS)
      Lending assets and investments:
        CMBS lending assets and investments........... $1,092  $  459  $   99
        Other lending assets and investments..........  1,001   1,055   1,135
                                                       ------  ------  ------
          Total lending assets and investments........ $2,093  $1,514  $1,234
                                                       ======  ======  ======
      New business volume:
        CMBS new business volume...................... $1,163  $  549  $  196
        Other new business volume.....................    504     402     550
                                                       ------  ------  ------
          Total new business volume................... $1,667  $  951  $  746
                                                       ======  ======  ======
      Revenues........................................ $  252  $  192  $  185
      Revenues as a percentage of total revenues......   19.8%   19.5%   17.1%
      Ratio of net writedowns to average lending
       assets.........................................    0.1     0.1     --
      Ratio of nonearning assets to lending assets....    0.2     0.3     1.0

  Real Estate Finance has ten offices throughout the United States which generate new business by using a combination of direct calling on prospective borrowers and calling on intermediaries and brokers who have relationships with potential clients. Real Estate Finance also markets its products through the use of trade advertising, direct marketing, newsletters, and trade show attendance and sponsorship. In 1997, Real Estate Finance generated new fundings of approximately $1.7 billion, the majority of which were related to CMBS originations. The Company has made and expects to continue to make significant investments in CMBS originations and securitization capabilities to remain a leader in this business. In 1997, the Company terminated its agreement with Belgravia Financial Services ("Belgravia"), whereby Belgravia provided CMBS loans to the Company for approval and financing and shared in CMBS loan and securitization profits. In 1997, Belgravia originated approximately 40% of the Company's total CMBS volume. The Company expects that the termination of this agreement will not have a material impact on the Company's origination of new CMBS loans, due to its investment in loan origination capabilities which will be funded by profits which will no longer be shared with Belgravia.

  Real Estate Finance has a credit philosophy that emphasizes selecting properties that generate stable or increasing income cash flow streams and that have strong asset quality and proven sponsorship with defined business plans. Real Estate Finance's lending and investment philosophy emphasizes portfolio liquidity, relatively small individual transaction sizes, and maintenance of a diverse portfolio in terms of geographic location and property type. The CMBS product is underwritten to rating agency guidelines with the intent to sell through all credit risk at the time of securitization. This strategy has resulted in low levels of nonearning assets at December 31, 1997 and 1996. There were minimal net writedowns of Real Estate Finance assets during 1997, 1996 and 1995. The Real Estate Finance portfolio is diversified across a wide range of property types and geographic areas. At December 31, 1997 and 1996, Real Estate Finance lending assets and investments were distributed as follows:

     PROPERTY TYPES
     --------------
                         1997 1996
                         ---- ----
Apartments..............  20%  11%
Manufactured housing....  16   21
Retail..................  14    7
Self storage............  12   13
General purpose office
 buildings..............   8    6
Industrial..............   8   10
Hotels..................   6   14
Loan Portfolios.........   4    9
Other...................  12    9
                         ---  ---
                         100% 100%
                         ===  ===

    GEOGRAPHIC AREAS
    ----------------
                         1997 1996
                         ---- ----
California..............  29%  28%
Southwest...............  19   13
Midwest.................  12   10
Florida.................   7   12
Mid-Atlantic States.....   6    8
New England.............   5    4
New York................   4    8
West....................   4    3
Other...................  14   14
                         ---  ---
                         100% 100%
                         ===  ===

  During 1997, the Company securitized over $500 million of CMBS loans and did not retain any residual interest in this transaction, as all of the receivable backed securities were sold to third parties on a non-recourse basis. Real Estate Finance also originated approximately $1.1 billion of CMBS loans which were originated to be held for securitization at December 31, 1997, a 138% increase over the prior year. The Company plans to securitize approximately $1 billion of these loans in the first quarter of 1998. Real Estate Finance syndicates 50% to 75% of junior participation originations through a syndication arrangement with a real estate fund sponsored by a nationally known investment banking firm. The use of syndications has enabled the Company to reduce its average individual retained position in this portfolio to approximately $1 million.

  At December 31, 1997, Real Estate Finance was contractually committed to finance an additional $102 million to new and existing borrowers, generally contingent upon the maintenance of specific credit standards. Since many of the commitments are expected to remain unused, the total commitment amounts do not necessarily represent future cash requirements. No significant commitments exist to provide additional financing related to nonearning assets.

INTERNATIONAL GROUP

  International Group has a significant international presence in factoring and asset based financing, and has had subsidiaries and joint ventures in many international markets for more than 25 years. International Group currently consists of four majority owned subsidiaries and joint ventures with operations in 15 countries in Europe, Asia/Pacific and Latin America. International Group had total lending assets and investments of $2.4 billion, or 20% of the Company's total lending assets and investments, at December 31, 1997, and total revenues (including the Company's share of income from international joint ventures) of $187 million, or 15% of the Company's total revenues, for 1997. International Group provides factoring and receivables management services, asset based financing, acquisition financing, leasing and vendor finance and/or trade finance programs. The largest of the Company's consolidated subsidiaries is Factofrance, which is the leading factoring company in France and the third largest factor in the world, with factoring volume of approximately $8 billion in 1997. The largest of the Company's joint ventures is NMB-Heller Holding N.V., which has operations primarily in the United Kingdom, Holland and Germany and accounted for 54% of the year-end 1997 investments in international joint ventures balance. The Company believes that International Group's subsidiaries and joint ventures provide a solid base for consistent growth in international earnings and also provide the Company with the opportunity to meet the international financing needs of its domestic client base.

  The following table sets forth certain information regarding International Group as of the end of, and for, each of the years in the three-year period ended December 31, 1997:

                                           AS OF, OR FOR THE YEAR ENDED,
                                                   DECEMBER 31,
                                          -----------------------------------
                                             1997          1996       1995
                                          -----------    ---------  ---------
                                               (DOLLARS IN MILLIONS)
      Lending assets and investments of
       consolidated subsidiaries:
        Europe........................... $     1,860(1) $     --   $     --
        Asia/Pacific.....................         223          257        212
        Latin America....................          80           80         61
                                          -----------    ---------  ---------
                                                2,163          337        273
      Investments in international joint
       ventures:
        Europe...........................         160          238        216
        Asia/Pacific.....................          16           14         12
        Latin America....................          22           20          5
                                          -----------    ---------  ---------
                                                  198          272        233
                                          -----------    ---------  ---------
          Total lending assets and
           investments................... $     2,361    $     609  $     506
                                          ===========    =========  =========
      Revenues of consolidated
       subsidiaries:
        Europe........................... $       121(1) $     --   $     --
        Asia/Pacific.....................          25           26         23
        Latin America....................           5           12          6
                                          -----------    ---------  ---------
                                                  151           38         29
      Income of international joint
       ventures:
        Europe...........................          32           42         35
        Asia/Pacific.....................           1            2          1
        Latin America....................           3          --          (1)
                                          -----------    ---------  ---------
                                                   36           44         35
                                          -----------    ---------  ---------
          Total international revenues... $       187    $      82  $      64
                                          ===========    =========  =========
      Total international revenues as a
       percentage of total revenues......        14.7%         8.3%       5.9%
      Ratio of net writedowns to average
       lending assets....................         1.8           --         --
      Ratio of nonearning assets to
       lending assets....................         0.9          8.2        3.7

     --------
     (1) Reflects the consolidation of Factofrance in April 1997 due to the acquisition of the interest of International Group's joint venture partner, which increased International Group's ownership of Factofrance from 48.8% to 97.6%.

  International Group has broad, worldwide access to mid-sized and small businesses with operations in 19 countries. Each subsidiary and joint venture of International Group operates independently, with its own well-developed methods of originating business, and the majority of the international joint ventures are self-financed. International Group manages its investments through offices located in London, Singapore and Chicago. Each subsidiary and joint venture has its own well-developed credit philosophy, risk management policies and procedures and portfolio management processes, which are monitored by the Company through participation on their boards of directors, credit committees and other executive and administrative bodies. Net writedowns in consolidated subsidiaries totalled $23 million in 1997 and related primarily to the Company's Mexican subsidiary and the consolidation of Factofrance.

CORPORATE FINANCE

  Corporate Finance is a leading provider of middle market financing to private equity-sponsored companies. Corporate Finance had total lending assets and investments of $2.0 billion, or 17% of the

Company's total lending assets and investments, as of December 31, 1997 and total revenues of $245 million, or 19% of the Company's total revenues, for 1997. Corporate Finance primarily provides secured financing for leveraged buyouts, acquisitions, recapitalizations, refinancings, expansion and growth of publicly and privately held entities in a wide variety of industries. In almost all cases, these transactions involve professional or private equity investors ("equity sponsors"), who acquire businesses for financial or strategic purposes. Corporate Finance provides secured term and revolving credit facilities, with durations of up to ten years, and to a lesser extent provides unsecured or subordinated financings and invests in private equity buy-out funds. Corporate Finance also from time to time makes modest non-voting equity investments in conjunction with senior debt facilities, receives warrants or equity interests as a result of providing financing, and makes stand-alone equity co-investments, primarily with known equity sponsors. Corporate Finance also serves as co-lender or participant in larger senior secured cash flow transactions originated by other lenders. The Corporate Finance portfolio has loans outstanding in a wide range of industries, including manufacturing, services, metals, plastics, consumer products, health care and defense. The portfolio is diversified among 26 industries with concentrations of 12% in both chemicals/plastics and general industrial machinery at December 31, 1997. No other industry represented more than 10% of the total portfolio.

  The following table sets forth certain information regarding Corporate Finance as of the end of, and for, each of the years in the three-year period ended December 31, 1997:

                                           AS OF, OR FOR THE YEAR ENDED,
                                                    DECEMBER 31,
                                          ---------------------------------
                                            1997      1996      1995
                                          --------  --------  --------
                                               (DOLLARS IN MILLIONS)
      Total lending assets and
       investments....................... $  2,010  $  2,016  $  2,328
      New business volume................    1,378       858     1,412
      Revenues...........................      245       257       310
      Revenues as a percentage of total
       revenues..........................     19.3%     26.1%     28.6%
      Ratio of net writedowns to average
       lending assets....................      1.3       1.0       0.7
      Ratio of nonearning assets to
       lending assets....................      0.3       2.1       0.8

  Corporate Finance serves its clients with teams of senior level originators located in five regional offices. Corporate Finance has developed and maintains close relationships with approximately 200 equity sponsors, many of whom have been clients of the Company for ten or more years and who have financed several transactions with this business group.

  The commitment to finance by this business group is predicated on the Company's assessment of the borrower's ability to generate cash flow to repay the loan based on the borrower's equity sponsor, market position, relationships with clients and suppliers and ability to withstand competitive challenges. Corporate Finance assets are generally cross-collateralized and secured by liens on the borrower's current and fixed assets and capital stock. Corporate Finance manages its portfolio centrally to ensure consistent application of credit policy and efficient documentation and approval of transaction modifications. Portfolio quality was demonstrated at December 31, 1997 by nonearning assets of $7 million, or 0.3% of lending assets. The portfolio had net writedowns of $25 million in 1997 versus $21 million in 1996.

  In 1997, Corporate Finance functioned as agent for 29 syndicated transactions. The Company believes its level of agented transactions makes it the fourth largest syndicator of private equity-sponsored deals in the United States. Total syndication activity in 1997 amounted to $602 million in funds. Although Corporate Finance can provide commitments of up to $150 million per transaction, the group generally syndicates its ultimate retained position to less than $20 million. As of December 31, 1997, the average retained transaction size was approximately $14 million in commitments and approximately $8 million of fundings, which reflects the group's significant use of the syndication market.

  As of December 31, 1997, Corporate Finance was contractually committed to finance an additional $950 million to new and existing borrowers, generally contingent upon the maintenance of specific credit standards. Since many of the commitments are expected to remain unused, the total commitment amounts do not necessarily represent future cash requirements. No significant commitments exist to provide additional financing related to nonearning assets.

PROJECT FINANCE

  Project Finance is a specialized financing business, which provides structured financing for individual projects to domestic independent oil and gas, coal, mining and power companies. Financing is provided in the form of senior and junior secured loans and equity investments. Project Finance had total lending assets and investments of $144 million, or 1.2% of the Company's total lending assets and investments, as of December 31, 1997 and revenues of $19 million, or 1.5% of the Company's revenues, for 1997. Transaction sizes generally range from $2 million to $20 million, and terms range from six to 17 years. Project Finance originates its financing opportunities primarily through intermediaries with which it has established long-standing relationships in its targeted industries. In 1997, Project Finance generated $36 million in new business volume, with an average transaction size of $5 million. The credit approval process involves a detailed financial and legal review of the contract and underlying project economic projections, together with a review of all industry relevant data. Portfolio management procedures involve the regular receipt of project status reports together with related financial and operating information, as well as periodic site visits. The Company expects Project Finance to remain a small percentage of its assets, relative to its other business units.

  The following table sets forth certain information concerning Project Finance as of the end of, and for, each of the years in the three-year period ended December 31, 1997:

                                              AS OF, OR FOR THE YEAR ENDED,
                                                      DECEMBER 31,
                                             -------------------------------
                                              1997      1996     1995
                                             -------- --------  --------
                                                  (DOLLARS IN MILLIONS)
      Total lending assets and
       investments.........................  $   144  $    160  $   186
      New business volume..................       36        23       52
      Revenues.............................       19         9       27
      Revenues as a percentage of total
       revenues............................      1.5%      0.9%     2.5%
      Ratio of net writedowns to average
       lending assets......................      --        4.8      --
      Ratio of nonearning assets to lending
       assets..............................     14.2      11.5      4.5

  The nonearning assets in Project Finance at December 31, 1997 and 1996 consisted of one transaction which the Company expects to liquidate in 1998 with little or no net writedown.

  At December 31, 1997, Project Finance was contractually committed to finance an additional $54 million to new and existing borrowers, generally contingent upon the maintenance of specific credit standards. Since many of the commitments are expected to remain unused, the total commitment amounts do not necessarily represent future cash requirements. No significant commitments exist to provide additional financing related to nonearning assets.

PRE-1990 PORTFOLIO

  The lending philosophy of Corporate Finance and Real Estate Finance prior to 1990 emphasized larger, less liquid transactions and transactions with lower levels of cash flow and collateral coverage. Subsequent to 1990, the Company has developed a credit strategy which focuses on transactions with lower lending multiples, smaller retained positions and greater liquidity. As a result, the Company has separately managed the pre-1990 portfolio over the last several years in its effort to closely monitor credit quality and effectively reduce this exposure. During this period, the Company has substantially reduced its pre-1990 portfolio from $2.5 billion, or 33% of lending assets and investments, at December 31, 1993 to $492 million, or 4% of lending assets and investments, at December 31, 1997. Approximately 70% of the remaining pre-1990 portfolio consists of real estate assets which have been independently appraised and written down to the appraised value. The net writedowns related to working out of the pre-1990 assets have been significant, with $1.1 billion of writedowns on pre-1990 accounts since 1991. The Company believes it has dealt with the negative effect of this portfolio and expects the impact of the pre-1990 portfolio to be insignificant beginning in 1998. See "--Risk Management--Portfolio Quality--Pre-1990 Portfolio".

  The following table sets forth certain information concerning the pre-1990 Corporate Finance and Real Estate Finance portfolio as of the end of, and for, each of the years in the three-year period ended December 31, 1997:

                                             AS OF, OR FOR THE YEAR ENDED,
                                                      DECEMBER 31,
                                             -------------------------------
                                              1997     1996      1995
                                             -------- -------- --------
                                                 (DOLLARS IN MILLIONS)
      Total lending assets and
       investments.........................  $   492  $   979  $  1,526
      Revenues.............................       40       30       148
      Revenues as a percentage of total
       revenues............................      3.1%     3.0%     13.7%
      Ratio of net writedowns to average
       lending assets......................     11.5      5.9      11.3
      Ratio of nonearning assets to lending
       assets..............................     15.5     17.8      14.2

  Net writedowns as a percentage of average lending assets were higher in 1997 than 1996 due to a lower level of recoveries in 1997 than the prior year.

SALES AND MARKETING

  The Company originates transactions in the United States through a dedicated sales force of over 260 employees in over 40 locations and through its network of wholly-owned and joint venture commercial finance companies with operations in 19 other countries around the world. These sales people have industry-specific experience that enables them to effectively structure commercial finance transactions to companies in the industries and market segments served by the Company.

  The Company's sales force originates business through a combination of (i) direct calling on prospective borrowers, (ii) relationships with manufacturers, dealers, and distributors, (iii) relationships with a wide variety of private equity investors, business brokers, investment bankers, and other intermediaries and referral sources, and (iv) relationships with financial institutions. The Company has invested in expanding and broadening its market coverage in several of its businesses, particularly Small Business Lending and CMBS, and expects these investments to enhance the Company's ability to generate new transactions and income.

  Sales force compensation encourages active, profitable new business development, client retention, credit quality, pricing margins and cross-referral of business opportunities to other business groups.

  The Company also markets its products and services through the use of general market advertising, trade advertising, direct mail, a web site, public relations, newsletters, trade show attendance and sponsorship, educational seminars, and a variety of other market- and industry-specific events. The Company maintains several proprietary databases for the purpose of generating targeted, customized direct marketing campaigns and for the purpose of tracking relationship history with certain of its clients and prospects. The Company regularly conducts client satisfaction surveys and other market research studies designed to assess its competitive position and to identify unfulfilled needs of its clients and prospects.

SECURITIZATION, SYNDICATION AND LOAN SALE ACTIVITIES

  The Company has developed strong capabilities in the areas of securitization, syndication and loan sales. These capital markets activities provide the Company with the ability to (i) maximize its origination strength by providing broader market access to higher quality credits, (ii) manage customer and asset concentrations, (iii) generate income growth in competitive markets through syndication fees and securitization gains and (iv) meet a broader array of the financial needs of its current clients. The Company also uses securitizations and syndications to provide attractive financial returns on high-quality, lower yielding assets. The Company believes that additional benefits are realized by its credit, operations and underwriting processes being subjected to capital markets disciplines. The following table sets forth certain information with respect to the Company's capital market activities in 1997, 1996 and 1995:

                                                         1997   1996   1995
                                                        ------ ------ ------
                                                             (IN MILLIONS)
      New business volume.............................. $5,970 $4,052 $3,854
      Securitizations..................................    774     --    220
      Syndications and loan sales......................    964    757    708

 SECURITIZATIONS

  The Company securitizes assets to generate fee income and to manage client and industry concentrations and leverage its origination capabilities. In 1997, the Company securitized $774 million of assets through the completion of a CMBS and an equipment based securitization. The Company did not retain any credit risk in either of these transactions, as all of the receivable backed notes were sold to third parties on a non-recourse basis.

 SYNDICATIONS AND LOAN SALES

  The Company syndicates assets and sells loans to manage client concentrations and generate fees, and has established syndication and loan sale capabilities in nearly all of its business categories. To facilitate its syndication activity, the Company has established and maintains relationships with a wide variety of financial institutions throughout the United States. In 1997, the Company completed syndications and sales of $964 million in receivables, investments and loans.

COMPETITION

  The Company's markets are highly fragmented and extremely competitive and are characterized by competitive factors that vary by product and geographic region. The Company's competitors include other commercial finance companies, national and regional banks and thrift institutions, investment banks, leasing companies, investment companies, manufacturers and vendors. Competition from both traditional competitors and new market entrants has been intensified in recent years by an improving economy, growing marketplace liquidity and increasing recognition of the attractiveness of the commercial finance markets. In addition, the rapid expansion of the securitization markets is dramatically reducing the difficulty in obtaining access to capital, which is the principal barrier to entry into these markets. This is further intensifying competition in certain market segments, including competition from specialized securitization lenders that offer aggressive pricing terms.

  The Company competes primarily on the basis of pricing, terms, structure and service in many of its markets. Competitors of the Company often seek to compete aggressively on the basis of these factors and the Company may lose market share to the extent it is unwilling to match its competitors' pricing, terms and structure in order to maintain its spreads or to maintain its credit discipline. To the extent that the Company matches competitors' pricing, terms or structure, it may experience decreased spreads and/or increased risk of credit losses. Many of the Company's competitors are large companies that have substantial capital, technological and marketing resources, and some of these competitors are larger than the Company and may have access to capital at a lower cost than the Company. Further, the size and access to capital of certain of the Company's competitors are being enhanced by the recent surge in consolidation activity in the commercial and investment banking industries. Also, the Company's competitors include businesses that are not affiliated with bank holding companies and therefore are not subject to the same extensive federal regulations that govern bank holding companies. As a result, such non-banking competitors may engage in certain activities which currently are prohibited to the Company.

REGULATION

  Fuji Bank is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"), and is registered as such with the Board of Governors of the Federal Reserve System (the "Federal Reserve"). As a result, the Company is subject to the Bank Holding Company Act and is subject to examination by the Federal Reserve. In general, the Bank Holding Company Act limits the activities in which the Company may engage to those which the Federal Reserve has generally determined to be "so closely related to banking . . . as to be a proper incident thereto" and generally requires the approval of the Federal Reserve before the Company may engage directly or through a subsidiary in such activities. To obtain the Federal Reserve's approval, Fuji Bank must submit a notice that provides information both about the proposed activity or acquisition and about the financial condition and operations of Fuji Bank and the Company. The Bank Holding Company Act will continue to apply to the Company for as long as Fuji Bank holds more than 25% of any class of the Company's voting stock or otherwise is deemed to control the management or operations of the Company under the Bank Holding Company Act and the Federal Reserve's regulations and interpretations thereunder. The Company's current business activities constitute permitted activities or have been authorized by the Federal Reserve.

  SBA loans made by the Company are governed by the Small Business Act and the Small Business Investment Act of 1958, as amended, and may be subject to the same regulations by certain states as are other commercial finance operations. The federal statutes and regulations specify the types of loans and loan amounts which are eligible for the SBA's guaranty as well as the servicing requirements imposed on the lender to maintain SBA guarantees.

  The operations of the Company are subject, in certain instances, to supervision and regulation by state and federal governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things, (i) regulate credit granting activities, (ii) establish maximum interest rates, finance charges and other charges, (iii) regulate customers' insurance coverages, (iv) require disclosures to customers, (v) govern secured transactions and (vi) set collection, foreclosure, repossession and claims handling procedures and other trade practices. Although most states do not regulate commercial finance, certain states impose limitations on interest rates and other charges and on certain collection practices and creditor remedies and require licensing of lenders and financiers and adequate disclosure of certain contract terms. The Company is also required to comply with certain provisions of the Equal Credit Opportunity Act that are applicable to commercial loans. Additionally, the Company is subject to regulation in those countries in which the Company has operations and in most cases has been required to obtain central governmental approval before commencing business.

  In the judgment of management, existing statutes and regulations have not had a material adverse effect on the business conducted by the Company. However, it is not possible to forecast the nature of future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon the future business, financial condition or results of operations or prospects of the Company.

EMPLOYEES

  As of January 31, 1998, the Company had 2,344 employees. The Company is not subject to any collective bargaining agreements and believes that its employee relations are good.

RISK MANAGEMENT

  The Company's business activities contain elements of risk. The Company considers the principal types of risk to be credit risk and asset/liability risk (including interest rate and liquidity risk). The Company considers the management of risk essential to conducting its businesses and to maintaining profitability. Accordingly, the Company's risk management systems and procedures are designed to identify and analyze the Company's risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

 CREDIT RISK MANAGEMENT

  The Company manages credit risk through its underwriting procedures, centralized approval of individual transactions and active portfolio and account management. Underwriting procedures have been developed for each business line, enabling the Company to assess a prospective borrower's ability to perform in accordance with established loan terms. These procedures may include analyzing business or property cash flows and collateral values, performing financial sensitivity analyses and assessing potential exit strategies. For transactions originated with the intent of reducing the Company's ultimate retained asset size, the Company's syndication units assign a risk rating prior to approval of the underlying transaction, reflecting its confidence level, prior to funding, in syndicating the proposed transaction. Financing and restructuring transactions exceeding designated amounts are reviewed and approved by an independent corporate credit function, and larger transactions require approval by a centralized credit committee. During 1997, the Company further strengthened its credit risk management function through the appointment of a Chief Credit Officer, who reports to the Company's Chairman. Each business group is subject to a quarterly portfolio review of its significant assets with the Chief Credit Officer and, in some cases, the Chairman.

  The Company manages its portfolio by monitoring transaction size and diversification by industry, geographic area, property type and borrower. Through these methods, management identifies and limits exposure to unfavorable risks and seeks favorable financing opportunities. Loan grading systems are used to monitor the performance of loans by product category, and an overall risk classification system is used to monitor the risk characteristics of the total portfolio. These systems generally consider debt service coverage, the relationship of the loan to underlying business or collateral value, industry characteristics, principal and interest risk, and credit enhancements such as guarantees, irrevocable letters of credit and recourse provisions. When a problem account is identified, professionals that specialize in the relevant industry are brought in to more closely monitor the account and formulate strategies to optimize and accelerate the resolution process. Since 1994, the Internal Audit Department, independent of operations, has performed an independent review to evaluate the risk identification and credit management processes, as well as validate the loan grading of assets in such portfolios and reports its findings to senior management and the Audit Committee of the Company's Board of Directors.

 ASSET/LIABILITY MANAGEMENT

  INTEREST RATE AND FOREIGN CURRENCY RISK MANAGEMENT. The Company uses derivatives as an integral part of its asset/liability management program to reduce its overall level of financial risk arising from normal business operations. These derivatives, particularly interest rate swap agreements, are used to manage liquidity, diversify sources of funding, alter interest rate exposure arising from mismatches between assets and liabilities and manage exposures to foreign exchange fluctuations. The Company is not an interest rate swap dealer nor is it a trader in derivative securities, and it has not used speculative derivative products for the purpose of generating earnings from changes in market conditions.

  Before entering into a derivative agreement, management determines that an inverse correlation exists between the value of a hedged item and the value of the derivative. At the inception of each agreement, management designates the derivative to specific assets, pools of assets or liabilities. The risk that a derivative will become an ineffective hedge is generally limited to the possibility that an asset being hedged will prepay before the related derivative expires. Accordingly, after inception of a hedge, asset/liability managers monitor the effectiveness of derivatives through an ongoing review of the amounts and maturities of assets, liabilities and swap positions. This information is reported to the Financial Risk Management Committee ("FRMC"), the members of which include the Company's Chairman, Chief Financial Officer and Treasurer. The FRMC determines the direction the Company will take with respect to its financial risk position. This position and the related activities of the FRMC are reported regularly to the Company's Executive Committee and Board of Directors.

  The Company uses interest rate swaps as an important tool for financial risk management, which enables it to match more closely the interest rate and maturity characteristics of its assets and liabilities. As such, interest rate swaps are used to change the characteristics of fixed rate debt to that of variable rate liabilities, to alter the characteristics of specific fixed rate asset pools to more closely match the interest terms of the underlying financing and to modify the variable rate basis of a liability to more closely match the variable rate basis used for variable rate receivables. At December 31, 1997, the Company had $6.6 billion in notional amount of swap agreements with commercial banks and investment banking firms. The average interest rates paid by the Company on its outstanding indebtedness, before and after the effect of swap agreements, as of December 31, 1997 and 1996 are summarized below:

                                                   DECEMBER 31,
                                    --------------------------------------------
                                            1997                   1996
                                    ---------------------  ---------------------
                                    YEAR-END BEFORE AFTER  YEAR-END BEFORE AFTER
                                    BALANCE  SWAPS  SWAPS  BALANCE  SWAPS  SWAPS
                                    -------- ------ -----  -------- ------ -----
                                               (DOLLARS IN MILLIONS)
   Commercial paper--
    domestic and foreign...........  $2,560   5.71%  N/A    $2,576   5.63%  N/A
   Fixed rate debt.................   3,951   6.90  6.67%    2,905   7.02  6.62%
   Variable rate debt..............   2,051   5.44  6.01     1,859   4.85  5.78
                                     ------                 ------
     Total.........................  $8,562   6.19  6.44    $7,340   5.98  6.29
                                     ======                 ======

  The swap agreements had the effect of increasing interest expense by $8 million during 1997. At December 31, 1997, balance sheet assets that mature or reprice over the next three months exceeded balance sheet liabilities that mature or reprice over the same period by $1.1 billion. After the effect of off-balance sheet instruments, liabilities that mature or reprice over the next three months exceeded assets that mature or reprice over the same period by $158 million. The largest such difference at a month end during 1997 was $695 million.

  The Company's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the repricing and amortization characteristics of assets, liabilities and off-balance sheet derivatives. The Company utilizes various models to assess interest rate risk in terms of the potential effect on net interest income, the market value of net assets and the value at risk of the firm in an effort to ensure that the Company is insulated from any significant adverse effects from changes in interest rates. The results of these models are reviewed each month with the FRMC. Based on the model used for the sensitivity of net interest income, if the balance sheet, when the month-end difference between the repricing of assets and liabilities was at its greatest during 1997, were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net interest income and net income by less than 1% over a six month horizon. Although management believes that this measure is indicative of the Company's sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income. Accordingly, no assurance can be given that actual results would not differ materially from the potential outcome simulated by this model.

  In order to minimize the effect of fluctuations in foreign currency exchange rates on its financial results, the Company periodically enters into forward contracts or purchases options. These financial instruments serve as hedges of its foreign investment in international subsidiaries and joint ventures or effectively hedge the translation of the related foreign currency income. The Company held $623 million of forward contracts, $74 million of purchased options and $106 million of cross currency swap agreements at December 31, 1997. Through these contracts, the Company primarily sells the local currency and buys U.S. dollars. The Company also periodically enters into forward contracts to hedge receivables denominated in foreign currencies or may purchase foreign currencies in the spot market to settle a foreign currency denominated liability. In addition, the Company held $506 million of cross currency swap agreements used to hedge debt instruments issued in foreign currencies at December 31, 1997. The Company invests in and operates commercial finance companies throughout the world. Over the course of time, reported results from the operations and investments in foreign countries may fluctuate in response to exchange rate movements in relation to the U.S. dollar. While the Western European operations and investments are the largest areas of the Company's activities, reported results will be influenced to a lesser extent by the exchange rate movements in the currencies of other countries in which the Company's subsidiaries and investments are located.

  LIQUIDITY RISK MANAGEMENT. The Company manages liquidity risk primarily by monitoring the relative maturities of assets and liabilities and by borrowing funds through the U.S. and international money and capital markets and bank credit markets. Such cash is used to fund asset growth and to meet debt obligations and other commitments on a timely and cost-effective basis. The Company's primary sources of funds are commercial paper borrowings, issuances of medium-term notes and other term debt securities and the syndication, securitization or sale of certain lending assets. At December 31, 1997, commercial paper borrowings were $2.6 billion and amounts due on term debt within one year were $2.0 billion. If the Company is unable to access such markets at acceptable terms, it could utilize its bank credit and asset sale facilities and cash flow from operations and portfolio liquidations to satisfy its liquidity needs. At December 31, 1997, the Company had committed liquidity support through its bank credit and asset sale facilities totalling $4.0 billion, including a 364-day facility expiring in April 1998 (which the Company intends to renew), representing, on a consolidated basis, 122% of outstanding commercial paper and short-term borrowings. The Company believes that such credit lines should provide sufficient liquidity to the Company under foreseeable conditions. See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for further information concerning the liquidity of the Company.

 PORTFOLIO QUALITY

  The credit quality of the Company's portfolio in 1997 reflected the effectiveness of the Company's credit strategies, underwriting and portfolio management and disciplined credit approval process. As of December 31, 1997 nonearning assets were at their lowest level in over 10 years, having been reduced to $155 million, or 1.4% of lending assets, from $278 million, or 3.3% of lending assets, at the end of 1996. In addition, the Company's allowance for losses of receivables represented 185% of nonearning impaired receivables as of December 31, 1997. The following table presents certain information with respect to the credit quality of the Company's portfolio:

                                                              DECEMBER 31,
                                                          ---------------------
                                                           1997    1996   1995
                                                          ------- ------ ------
                                                              (IN MILLIONS)
   LENDING ASSETS AND INVESTMENTS:
     Receivables......................................... $10,722 $8,529 $8,085
     Repossessed assets..................................      14     14     28
                                                          ------- ------ ------
       Total lending assets..............................  10,736  8,543  8,113
     Equity and real estate investments..................     488    419    428
     Debt securities.....................................     311    251    152
     Operating leases....................................     195    135    113
     Investments in international joint ventures.........     198    272    233
                                                          ------- ------ ------
       Total lending assets and investments.............. $11,928 $9,620 $9,039
                                                          ======= ====== ======

                                                             DECEMBER 31,
                                                            -----------------
                                                            1997   1996  1995
                                                            -----  ----  ----
                                                              (DOLLARS IN
                                                               MILLIONS)
   NONEARNING ASSETS:
     Impaired receivables.................................. $ 141  $264  $261
     Repossessed assets....................................    14    14    28
                                                            -----  ----  ----
       Total nonearning assets.............................  $155  $278  $289
                                                            =====  ====  ====
     Ratio of nonearning impaired receivables to
      receivables..........................................   1.3%  3.1%  3.2%
     Ratio of total nonearning assets to total lending
      assets...............................................   1.4%  3.3%  3.6%
     Nonearning assets in current portfolio................ $  81  $115  $ 87
     Ratio of nonearning assets in current portfolio to
      total lending assets.................................   0.8%  1.3%  1.1%
   ALLOWANCES FOR LOSSES:
     Allowance for losses of receivables................... $ 261  $225  $229
     Valuation allowance for repossessed assets............   --    --      2
                                                            -----  ----  ----
       Total allowance for losses.......................... $ 261  $225  $231
                                                            =====  ====  ====
     Ratio of allowance for losses of receivables to
      receivables..........................................   2.4%  2.6%  2.8%
     Ratio of allowances for losses of receivables to net
      writedowns...........................................   1.8x  2.1x  1.0x
     Ratio of allowance for losses of receivables to
      nonearning impaired receivables...................... 185.1% 85.2% 87.7%
   DELINQUENCIES:
     Earning loans delinquent 60 days or more.............. $ 151  $143  $117
     Ratio of earning loans delinquent 60 days or more to
      receivables..........................................   1.4%  1.7%  1.4%

                                                        FOR THE YEAR ENDED
                                                           DECEMBER 31,
                                                       ----------------------
                                                        1997    1996    1995
                                                       ------  ------  ------
                                                           (DOLLARS IN
                                                            MILLIONS)
   NET WRITEDOWNS OF LENDING ASSETS:
     Net writedowns on receivables.................... $  139  $  104  $  215
     Net writedowns on repossessed assets.............      7       4      16
                                                       ------  ------  ------
       Total net writedowns........................... $  146  $  108  $  231
                                                       ======  ======  ======
     Ratio of net writedowns to average lending
      assets..........................................    1.5%    1.3%    2.9%
     Net writedowns on current portfolio lending
      assets.......................................... $   62  $   41  $   45
     Ratio of current portfolio net writedowns to
      average total lending assets....................    0.6%    0.5%    0.6%

  PRE-1990 PORTFOLIO. While building its current portfolio, the Company has substantially eliminated its Corporate Finance and Real Estate Finance pre-1990 portfolio and expects such portfolio's impact to be insignificant beginning in 1998. The pre-1990 portfolio experienced a significant decline of $487 million or 50% in 1997 and now comprises 4% of the Company's total portfolio. Approximately 70% of the remaining pre-1990 portfolio consists of real estate assets which have been independently appraised and then written down to the appraised value. The following table provides a profile of the pre-1990 portfolio in 1997, 1996 and 1995.

                                                             FOR THE YEAR
                                                            ENDED DECEMBER
                                                                 31,
                                                           ------------------
                                                           1997  1996   1995
                                                           ----  ----  ------
                                                             (DOLLARS IN
                                                              MILLIONS)
   Pre-1990 lending assets and investments................ $492  $979  $1,526
   Ratio of pre-1990 lending assets and investments to
    total lending assets and investments..................  4.1% 10.2%   16.9%
   Pre-1990 nonearning assets............................. $ 74  $163  $  202
   Net writedowns on pre-1990 lending assets..............   84    67     186
   Ratio of pre-1990 net writedowns to average total
    lending assets........................................  0.9%  0.8%    2.3%

  NONEARNING ASSETS. Receivables are classified as nonearning when there is significant doubt as to the ability of the debtor to meet current contractual terms, as evidenced by loan delinquency, reduction of cash flows, deterioration in the loan to value relationship and other relevant considerations. Nonearning assets decreased from 3.3% of total lending assets at December 31, 1996 to 1.4% of total lending assets at December 31, 1997. This decrease reflects the credit performance of the current portfolio, combined with the continued resolution of the pre-1990 Corporate Finance and Real Estate Finance accounts. The table below presents nonearning assets by business line in 1997, 1996 and 1995:

                                        FOR THE YEAR ENDED DECEMBER 31,
                                  --------------------------------------------
                                       1997           1996           1995
                                  -------------- -------------- --------------
                                  AMOUNT PERCENT AMOUNT PERCENT AMOUNT PERCENT
                                  ------ ------- ------ ------- ------ -------
                                             (DOLLARS IN MILLIONS)
   Asset Based Finance...........  $ 32     21%   $ 18      7%   $ 16      5%
   International asset based
    finance......................    19     12      25      9       9      3
   Project Finance...............    18     12      18      6       8      3
   Corporate Finance.............     7      4      39     14      19      7
   Real Estate Finance...........     3      2       3      1      10      3
   Other.........................     2      1      12      4      25      9
   Pre-1990 portfolio............    74     48     163     59     202     70
                                   ----    ---    ----    ---    ----    ---
   Nonearning assets.............  $155    100%   $278    100%   $289    100%
                                   ====    ===    ====    ===    ====    ===

  The current portfolio had nonearning assets of $81 million, or 0.8% of total lending assets, in 1997. The low level of nonearning assets in the current portfolio is the result of the credit quality of the domestic and international asset based portfolios and the current Corporate Finance and Real Estate Finance portfolios.

  ALLOWANCE FOR LOSSES. The allowance for losses of receivables is a general reserve available to absorb losses in the entire portfolio. This allowance is established through direct charges to income, and losses are charged to the allowance when all or a portion of a receivable is deemed uncollectible. The allowance is reviewed periodically and adjusted when appropriate given the size and loss experience of the overall portfolio, the effect of current economic conditions and the collectibility and workout potential of identified risk and nonearning accounts. For repossessed assets, if the fair value declines after the time of repossession, a writedown is recorded to reflect this reduction in value.

  The allowance for losses of receivables totalled $261 million, or 2.4% of receivables, at December 31, 1997 versus $225 million, or 2.6% of receivables, at December 31, 1996. The decrease as a percentage of receivables was consistent with the strong credit profile of the Company's portfolio, as evidenced by the ratio of allowance for losses of receivables to nonearning impaired receivables of 185% at December 31, 1997, compared to 85% at December 31, 1996.

  DELINQUENT EARNING ACCOUNTS AND LOAN MODIFICATIONS. The level of delinquent earning accounts changes between periods based on the timing of payments and the effects of changes in general economic conditions on the Company's borrowers. Troubled debt restructurings were $13 million at December 31, 1997, compared to $14 million at December 31, 1996.

  The Company had $13 million of receivables at December 31, 1997 that were restructured at market rates of interest, written down from the original loan balance and returned to earning status. The recorded investment of these receivables is expected to be fully recoverable.

  WRITEDOWNS. Net writedowns, as detailed below for the years ended December 31, 1997, 1996 and 1995, increased in 1997 due to a lower level of recoveries compared to 1996.

                                       FOR THE YEAR ENDED DECEMBER 31,
                                 --------------------------------------------
                                      1997           1996           1995
                                 -------------- -------------- --------------
                                 AMOUNT PERCENT AMOUNT PERCENT AMOUNT PERCENT
                                 ------ ------- ------ ------- ------ -------
                                            (DOLLARS IN MILLIONS)
   NET WRITEDOWNS OF LENDING
    ASSETS:
     Asset Based Finance........  $ 11      8%   $  7      7%   $ 11      5%
     Corporate Finance..........    25     17      21     19      16      7
     International Group........    23     16     --     --      --     --
     Real Estate Finance........   --     --      --     --      --     --
     Project Finance............   --     --        8      7     --     --
     Other......................     3      1       5      5      18      7
     Pre-1990 portfolio.........    84     58      67     62     186     81
                                  ----    ---    ----    ---    ----    ---
       Total net writedowns.....  $146    100%   $108    100%   $231    100%
                                  ====    ===    ====    ===    ====    ===

  Gross writedowns were slightly higher than 1996 at $169 million in 1997 compared to $163 million in the prior year, while gross recoveries totalled only $23 million in 1997 compared to $55 million in 1996. The increase in net writedowns for Corporate Finance was the result of lower recoveries in 1997 compared to 1996. The increase in net writedowns for the Company's international asset based finance business in 1997 was the result of writedowns in Mexico and the impact of the consolidation of Factofrance. Gross writedowns of pre-1990 lending assets represented 53% and 69% of total gross writedowns in 1997 and 1996, respectively.

ITEM 2. PROPERTIES

  The Company leases office space for its corporate headquarters at 500 West Monroe Street, Chicago, Illinois 60661 and leases other offices throughout the United States, Europe, Asia/Pacific, and Latin America. For information concerning the Company's lease obligations, see Note 8 to the Consolidated Financial Statements. The Company does not own any material real property.

ITEM 3. LEGAL PROCEEDINGS

  The Company is a party to a number of legal proceedings as plaintiff and defendant, all arising in the ordinary course of its business. The Company believes that the amounts, if any, which may ultimately be funded or paid with respect to these matters will not have a material adverse effect on the Company's business, financial condition or results of operations, but there can be no assurance that an adverse decision in any such legal proceeding would not have such a material adverse effect.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the security holders of the Company in the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  In June 1997, HIC converted all of its shares of the Company's Cumulative Convertible Preferred Stock, Series D ("Series D Preferred Stock") into Common Stock of the Company. The shares of Common Stock were issued by the Company in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended (the "Securities Act").

  In June 1997, the Company privately issued 1,500,000 shares of its Fixed Rate Noncumulative Perpetual Senior Preferred Stock, Series B ("Series B Preferred Stock"), liquidation value $100 per share. These shares of Series B Preferred Stock were issued by the Company to Lehman Brothers Inc., Chase Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as initial purchasers, in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and were resold by such initial purchasers to certain "qualified institutional buyers" in reliance upon the exemption from registration provided by Rule 144A under the Securities Act. The Company received consideration of $147 million ($150 million liquidation value, less a discount of $3 million) from the initial purchasers. Effective January 1998, the Company exchanged 1,500,000 shares of its Fixed Rated Noncumulative Perpetual Senior Preferred Stock, Series C ("Series C Preferred Stock") for all of the then outstanding shares of Series B Preferred Stock. The issuance of the Series C Preferred Stock was registered under the Securities Act of 1933, as amended. All 1,500,000 shares of Series C Preferred Stock are currently outstanding.

  Also, in August 1997, the Company privately issued $200,000,000 aggregate principal amount of its 6.35% Notes due August 15, 2009 to a trust, which in turn issued certificates representing fractional undivided beneficial interests therein to UBS Securities LLC, as initial purchaser, in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. The certificates were resold by such initial purchaser to certain "qualified institutional buyers" in reliance upon the exemption from registration provided by Rule 144A under the Securities Act. The trust received cash consideration of $199,918,000 ($200,000,000 principal amount, less a discount of $82,000) from the initial purchaser, and the trust distributed this cash consideration to the Company.

  At December 31, 1997, the Company had outstanding borrowings under a commercial paper program of approximately $2.3 billion. Under such program, the Company from time to time issues, primarily to institutional investors, notes having a maturity of nine months or less, which notes are exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(3) thereof.

  There is currently no public trading market for the Company's Common Stock. The Company is prohibited from paying dividends on Common Stock unless all declared dividends on all outstanding shares of Series C Preferred Stock have been paid and full cumulative dividends on all outstanding shares of the Company's Cumulative Perpetual Senior Preferred Stock, Series A have been paid. All such preferred stock dividends have been paid to date. In 1997 and 1996, the Company declared and paid dividends of $69 million and $58 million, respectively, on the Common Stock to HIC. Of the dividends paid in 1997, the Company paid $43 million in cash and $26 million in preferred stock issued by International Group.

ITEM 6. SELECTED FINANCIAL DATA

  The results of operations and balance sheet data of the Company for each of the years in the three-year period ended December 31, 1997 and as of December 31, 1997 and 1996, respectively, were derived from the audited Consolidated Financial Statements of the Company, and the notes thereto, appearing elsewhere in this Form 10-K. The results of operations and balance sheet data for each of the years in the two-year period ended December 31, 1994 and as of December 31, 1995, 1994 and 1993, respectively, except 1994 and 1993 net income applicable to common stock, were derived from audited consolidated financial statements of the Company, and the notes thereto, which are not presented herein. The data presented below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements, and the notes thereto, appearing elsewhere in this Form 10-K.

                                             YEAR ENDED DECEMBER 31,
                                       ---------------------------------------
                                       1997(1)   1996    1995    1994    1993
                                       -------  ------  ------  ------  ------
                                                  (IN MILLIONS)
RESULTS OF OPERATIONS:
Interest income....................... $   924  $  807  $  851  $  702  $  620
Interest expense......................     516     452     464     336     264
                                       -------  ------  ------  ------  ------
  Net interest income.................     408     355     387     366     356
Fees and other income.................     206      79     148     117      88
Factoring commissions.................     104      55      50      53      50
Income of international joint
 ventures.............................      36      44      35      21      23
                                       -------  ------  ------  ------  ------
  Operating revenues..................     754     533     620     557     517
Operating expenses....................     357     247     216     195     174
Provision for losses..................     164     103     223     188     210
                                       -------  ------  ------  ------  ------
  Income before income taxes and
   minority interest..................     233     183     181     174     133
Income tax provision..................      66      43      49      51      11
Minority interest.....................       9       7       7       5       5
                                       -------  ------  ------  ------  ------
  Net income.......................... $   158  $  133  $  125  $  118  $  117
                                       =======  ======  ======  ======  ======
  Net income applicable to common
   stock.............................. $   144  $  123  $  115  $  108  $  107
                                                  DECEMBER 31,
                                       ---------------------------------------
                                       1997(1)   1996    1995    1994    1993
                                       -------  ------  ------  ------  ------
                                                  (IN MILLIONS)
BALANCE SHEET DATA:
Receivables........................... $10,722  $8,529  $8,085  $7,616  $7,062
Allowance for losses of receivables...    (261)   (225)   (229)   (231)   (221)
Equity and real estate investments....     488     419     428     399     167
Debt securities.......................     311     251     152      69      55
Operating leases......................     195     135     113     166     148
Investment in international joint
 ventures.............................     198     272     233     174     144
Total assets..........................  12,861   9,926   9,638   8,476   7,913
                                       =======  ======  ======  ======  ======
Commercial paper and short-term
 borrowings...........................   3,432   2,745   2,223   2,451   1,981
Long-term debt........................   6,004   4,761   5,145   3,930   3,968
                                       -------  ------  ------  ------  ------
Total debt............................ $ 9,436  $7,506  $7,368  $6,381  $5,949
                                       =======  ======  ======  ======  ======
Total liabilities..................... $11,096  $8,402  $8,208  $7,107  $6,625
Preferred stock.......................     275     125     125     125     125
Common equity.........................   1,403   1,342   1,259   1,205   1,128
                                       -------  ------  ------  ------  ------
    Total stockholders' equity........ $ 1,678  $1,467  $1,384  $1,330  $1,253
                                       =======  ======  ======  ======  ======

                                          AS OF, OR FOR THE YEAR ENDED,
                                                  DECEMBER 31,
                                       ---------------------------------------
                                       1997(1)   1996    1995    1994    1993
                                       -------  ------  ------  ------  ------
                                              (DOLLARS IN MILLIONS)
SELECTED DATA AND RATIOS:
PROFITABILITY
  Net interest income as a percentage
   of AFE(2)..........................     4.0%    4.1%    4.6%    4.7%    4.7%
  Non-interest operating revenues as a
   percentage of AFE(2)...............     3.5     2.0     2.7     2.5     2.2
  Operating revenues as a percentage
   of AFE(2)..........................     7.5     6.1     7.3     7.2     6.9
  Return on average common
   stockholders' equity(3)............    10.5     9.4     9.3     9.2    10.0
  Return on AFE(2)....................     1.6     1.5     1.5     1.5     1.6
  Ratio of earnings to combined fixed
   charges and preferred stock
   dividends(4).......................    1.39x   1.36x   1.34x   1.45x   1.44x
  Salaries and general operating
   expenses as a percentage of
   AFE(2).............................     3.5%    2.8%    2.6%    2.5%    2.3%
  Ratio of operating expenses to
   operating revenues.................    47.3    46.3    34.8    35.0    33.7
  Common dividend payout ratio(5).....    47.7    47.2    47.0    20.4     1.9
CREDIT QUALITY
  Ratio of earning loans delinquent 60
   days or more to receivables........     1.4%    1.7%    1.4%    1.4%    2.1%
  Ratio of net writedowns to average
   lending assets.....................     1.5     1.3     2.9     2.4     2.8
  Ratio of total nonearning assets to
   total lending assets...............     1.4     3.3     3.6     4.0     5.9
  Ratio of allowance for losses of
   receivables to receivables.........     2.4     2.6     2.8     3.0     3.1
  Ratio of allowance for losses of
   receivables to net writedowns......     1.8x    2.1x    1.0x    1.3x    1.1x
  Ratio of allowance for losses of
   receivables to nonearning impaired
   receivables........................   185.1%   85.2%   87.7%   81.3%   83.7%
LEVERAGE
  Ratio of debt (net of short-term
   investments) to total stockholders'
   equity.............................     5.2x    5.0x    5.0x    4.7x    4.7x
  Ratio of commercial paper and short-
   term borrowings to total debt......    36.4%   36.6%   30.2%   38.4%   33.3%
OTHER
  Total lending assets and
   investments(6)..................... $11,928  $9,620  $9,039  $8,443  $7,742
  Funds employed(2)...................  10,673   9,030   8,542   7,991   7,309
  Total managed assets(7).............  11,800   9,574   9,137   8,414   7,422
  Number of employees.................   2,339   1,527   1,487   1,404   1,307
  Number of office locations..........      63      52      36      33      24

--------
(1) The financial data presented for 1997 reflect the Company's purchase (through its subsidiary, International Group) of its joint venture partner's interest in Factofrance in April 1997, which resulted in Factofrance being reported on a consolidated basis with the Company as of the date of acquisition. The consolidation of Factofrance resulted in increases of $2.0 billion, $94 million, $59 million and 570 in total assets, operating revenues, operating expenses and number of employees, respectively, during 1997 as compared to 1996.
(2) Funds employed include lending assets and investments, less credit balances of factoring clients. The Company believes funds employed are indicative of the dollar amount which it has loaned to borrowers. Average funds employed ("AFE") reflect the average of lending assets and investments, less credit balances of factoring clients.
(3) Return on average common stockholders' equity is computed as net income less preferred stock dividends paid divided by average total stockholders' equity net of preferred stock.
(4) The ratio of earnings to combined fixed charges and preferred stock dividends is calculated by dividing (i) income before income taxes, minority interest and fixed charges by (ii) fixed charges plus preferred stock dividends.
(5) Common dividend payout ratio is computed as common dividends paid, divided by net income applicable to common stock.
(6) Total lending assets and investments consist of receivables, repossessed assets, equity and real estate investments, operating leases, debt securities and investments in international joint ventures.
(7) Total managed assets include funds employed, plus receivables previously securitized or sold and currently managed by the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis should be read in conjunction with the Selected Financial Data and Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this Form 10-K. The following discussion and analysis contains certain "forward-looking statements" (as defined in Section 21E of the Exchange Act), which are generally identified by the words "anticipates", "believes", "estimates", "expects", "plans", "intends" and similar expressions. Such statements are subject to certain risks, uncertainties and contingencies, which could cause the Company's actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Special Note Regarding Forward-Looking Statements".

GENERAL

  The Company is in the commercial finance business, providing primarily collateralized financing and leasing products and related services to mid-sized and small businesses in the United States and selected international markets. The Company's operating revenues can be classified in two broad categories: (i) net interest income and (ii) non-interest income. Net interest income represents the total interest income earned by the Company, principally through its financing and leasing activities, less the total interest expense paid by the Company on its interest bearing liabilities, which largely relate to the funding of these financing and leasing activities. Non-interest income consists of factoring commissions, income from investments in international joint ventures, and fees and other income. Fees include loan servicing income, late fees, structuring fees, syndication fees and prepayment fees. Other income includes real estate participation income, gains from investments and from sales and securitizations of lending assets, and equipment residual gains. The Company's primary expenses, other than interest expense, are operating expenses, including employee compensation and general and administrative expenses, and provisions for credit losses.

  Prior to 1990, the Company's portfolio was not well-diversified with regard to client concentration and consisted primarily of highly leveraged Corporate Finance and Real Estate Finance assets. The pre-1990 portfolio contained assets with a substantial amount of risk, which resulted in a significant amount of net writedowns. The aggregate net writedowns on the lending assets in the pre-1990 portfolio were $1.1 billion between 1991 and 1997. Since 1990, the Company has changed its strategy and focused its efforts on decreasing the risk of its Corporate Finance and Real Estate Finance businesses through higher cash flow and collateral coverages, smaller retained positions and greater liquidity, while building its Asset Based Finance businesses which rely on more liquid collateral with more predictable value. As a result, the Company has built a lower risk, though lower margin, well-diversified portfolio, with stronger collateralization. For these reasons, the Company categorizes its pre-1990 portfolio and its current portfolio separately. While building its current portfolio, the Company has substantially reduced its pre-1990 portfolio by over $5 billion since December 31, 1990 to $492 million at December 31, 1997 and expects such portfolio's impact to be insignificant beginning in 1998.

  In April 1997, the Company's subsidiary, International Group, completed its acquisition of Factofrance, the leading factoring company in France, from the Company's joint venture partner. Through this acquisition, International Group increased its ownership interest in Factofrance from 48.8% to 97.6%, which resulted in Factofrance being reported on a consolidated basis with the Company as of the date of purchase. Operating revenues, operating expenses, factoring commissions and fees and other income increased by $94 million, $59 million, $51 million and $20 million, respectively, for the year ended December 31, 1997 as a result of the Company's accounting for Factofrance's results on a consolidated basis. In addition, income of international joint ventures declined by $8 million, primarily due to this consolidation of Factofrance. This acquisition had a modest favorable impact on the Company's 1997 net income.

  On February 26, 1998, the Company is filing a registration statement in connection with a contemplated initial public offering of its Class A Common Stock (the "Offering"). Fuji Bank would maintain majority ownership of the Company immediately following the Offering. The timing and the terms of the Offering have not yet been determined.

  In connection with the contemplated Offering, the Company's Board of Directors has authorized the Company to purchase the 21% interest of Fuji Bank in International Group for total cash consideration of approximately $85 million. If completed, this acquisition would be accounted for in a manner similar to a pooling of interests, and the Company's net income would no longer be reduced by a minority interest in International Group. Restating the Company's net income to account for this transaction in a manner similar to a pooling of interests would increase reported net income by $10 million in 1997 and 1996. Beginning in the first quarter of 1998, the Company would incur ongoing costs associated with this acquisition, including interest expense related to the purchase price and certain income tax expenses that would be incurred due to the inclusion of International Group in the Company's consolidated U.S. federal income tax return. The Company currently estimates that the effect on net income of these costs and expenses would be approximately $5 million per year. See "Item 13. Certain Relationships and Related Transactions--Purchase of Interest in International Group from Fuji Bank".

  On February 24, 1998, the Company declared and paid to FAHI a $450 million dividend in the form of a promissory note. This note, which is subordinated to all senior indebtedness of the Company, bears interest at a rate of LIBOR plus 0.50% per annum and matures on February 24, 2004. This note may be prepaid at any time without premium or penalty. The Company anticipates repaying this note with net proceeds from the Offering.

  The Company's results of operations may vary significantly from quarter to quarter based upon the timing of certain events, such as securitizations and net investment gains. For example, the Company expects to securitize approximately $1 billion of CMBS receivables in the first or second quarter of 1998. The Company anticipates that this securitization may generate a gain that will cause operating revenues and net income in the quarter in which such securitization occurs to be higher than those in other quarters of 1998. See "Item 1. Business--Real Estate Finance" and Note 18 to the Consolidated Financial Statements.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

 RESULTS OF OPERATIONS


  OVERVIEW. For the year ended December 31, 1997, the Company's net income totalled $158 million compared with $133 million for the prior year, an increase of 19%, representing the Company's fifth consecutive year of record net income. Net income applicable to common stock was $144 million for the year ended December 31, 1997, which represented an increase of 17%, from $123 million for the prior year. This reflected an increase of $221 million, or 41%, in operating revenues, due to growth in both net interest income and non-interest income. Of the increase in operating revenues, $94 million, or 43%, related to the consolidation of Factofrance. Operating revenues as a percentage of AFE rose to 7.5% in 1997 from 6.1% in 1996. See "--Operating Revenues--Non-Interest Income". For the year ended December 31, 1997, new business volume, which does not include factoring volume, totalled a record $6.0 billion, an increase of 47% over the prior year. This increase was the result of the Company's significant investment in building leadership positions in its businesses and in expanding market coverage. The Company's factoring volume totalled $15.5 billion in 1997, an $8.5 billion increase from the prior year, primarily due to the consolidation of Factofrance. The credit quality of the Company's portfolio was demonstrated by the low level of nonearning assets, which totalled $155 million, or 1.4% of lending assets, at December 31, 1997. In addition, the Company's allowance for losses of receivables at year end was significantly in excess of 100% of nonearning impaired receivables. The Company's pre-1990 portfolio was substantially reduced during 1997 and, as of December 31, 1997, represented 4% of total lending assets and investments. See "Item 1. Business--Risk Management-- Portfolio Quality--Pre-1990 Portfolio".

  OPERATING REVENUES. The following table summarizes the Company's operating revenues for the years ended December 31, 1997 and 1996:

                                                   FOR THE YEAR ENDED DECEMBER
                                                               31,
                                                  -----------------------------
                                                       1997           1996
                                                  -------------- --------------
                                                         PERCENT        PERCENT
                                                  AMOUNT OF AFE  AMOUNT OF AFE
                                                  ------ ------- ------ -------
                                                      (DOLLARS IN MILLIONS)
      Net interest income........................  $408    4.0%   $355    4.1%
      Non-interest income:
        Fees and other income....................   206    2.1      79    0.9
        Factoring commissions....................   104    1.0      55    0.6
        Income of international joint ventures...    36    0.4      44    0.5
                                                   ----    ---    ----    ---
          Total operating revenues...............  $754    7.5%   $533    6.1%
                                                   ====    ===    ====    ===

  Excluding the impact of the consolidation of Factofrance, operating revenues increased by 24% in 1997 from the prior year.

  Net Interest Income. The following table summarizes the Company's net interest income for the years ended December 31, 1997 and 1996:

                                              FOR THE
                                               YEAR
                                               ENDED
                                             DECEMBER
                                                31,      INCREASE/(DECREASE)
                                             ----------  ---------------------
                                             1997  1996   AMOUNT     PERCENT
                                             ----  ----  ---------  ----------
                                                 (DOLLARS IN MILLIONS)
      Interest income......................  $924  $807   $     117       14.5%
      Interest expense.....................   516   452          64       14.2
                                             ----  ----   ---------
        Net interest income................  $408  $355   $      53       14.9
                                             ====  ====   =========
        Net interest income as a percentage
         of AFE............................   4.0%  4.1%

  Net interest income totalled $408 million for the year ended December 31, 1997, an increase of $53 million, or 15%, from the comparable prior year period. This increase reflected growth in lending assets and investments and the consolidation of Factofrance, which contributed $28 million to this increase. Net interest margin as a percentage of AFE decreased to 4.0% at December 31, 1997 from 4.1% at December 31, 1996. This decline reflected the continued growth of the Company's lower risk, but lower yielding, Asset Based Finance products, competitive pricing pressures in certain product groups and higher originations of CMBS, which carry a lower yield than other products of the Company.

  Interest rates charged by the Company vary depending on risks and maturities of loans, competition, current costs of borrowing to the Company, state usury laws and other governmental regulations. The Company's portfolio of receivables earns interest at both variable and fixed rates. The variable rates float in accordance with various agreed upon reference rates, including LIBOR, the Prime Rate, the Treasury Bill Rate and corporate based lending rates.

  The Company uses interest rate swaps as an important tool for financial risk management, which enables it to match more closely the interest rate and maturity characteristics of its assets and liabilities. As such, interest rate swaps are used to change the characteristics of fixed rate debt to that of variable rate liabilities, to alter the characteristics of specific fixed rate asset pools to more closely match the interest terms of the underlying financing and to modify the variable rate basis of a liability to more closely match the variable rate basis used for variable rate receivables. A comparative analysis of the year-end principal outstanding and average interest rates paid by the Company on its debt as of December 31, 1997 and 1996, before and after giving effect to interest rate swaps, is shown in the following table:

                                                 DECEMBER 31,
                                  --------------------------------------------
                                          1997                   1996
                                  ---------------------  ---------------------
                                  YEAR-END BEFORE AFTER  YEAR-END BEFORE AFTER
                                  BALANCE  SWAPS  SWAPS  BALANCE  SWAPS  SWAPS
                                  -------- ------ -----  -------- ------ -----
                                             (DOLLARS IN MILLIONS)
      Commercial paper--domestic
       and foreign..............   $2,560   5.71%  N/A    $2,576   5.63%  N/A
      Fixed rate debt...........    3,951   6.90  6.67%    2,905   7.02  6.62%
      Variable rate debt........    2,051   5.44  6.01     1,859   4.85  5.78
                                   ------                 ------
        Total...................   $8,562   6.19  6.44    $7,340   5.98  6.29
                                   ======                 ======

  Non-Interest Income. The following table summarizes the Company's non-interest income for the years ended December 31, 1997 and 1996:

                                           FOR THE
                                         YEAR ENDED
                                          DECEMBER
                                             31,        INCREASE/(DECREASE)
                                         ------------  ----------------------
                                         1997   1996    AMOUNT      PERCENT
                                         -----  -----  ---------   ----------
                                              (DOLLARS IN MILLIONS)
      Factoring commissions............  $ 104  $  55   $      49         89.1%
      Income of international joint
       ventures........................     36     44          (8)       (18.2)
      Fees and other income:
        Fee income and other (1).......     84     52          32         61.5
        Net investment gains...........     69      3          66          N/M
        Real estate participation
         income........................     27     24           3         12.5%
        Securitization gains...........     26      0          26          --
                                         -----  -----   ---------
          Total fees and other income..  $ 206  $  79   $     127        160.8
                                         -----  -----   ---------
            Total non-interest income..  $ 346  $ 178   $     168         94.4
                                         =====  =====   =========
      Non-interest income as a
       percentage of AFE...............    3.5%   2.0%

     --------
     (1) Fee income and other consists primarily of loan servicing income, late fees, prepayment fees, other miscellaneous fees and equipment residual gains.

  The Company's non-interest income is composed of factoring commissions, income of international joint ventures and fees and other income. Factoring commissions increased $49 million, or 89%, from 1996 to 1997 due primarily to the consolidation of Factofrance in 1997, as a result of which the Company believes it became the largest factor in the world.

  Income of international joint ventures represents the Company's share of the annual earnings or losses of joint ventures. The Company includes this income as part of operating revenues because these joint ventures have been, and will continue to be, an integral part of the Company's strategy, as evidenced by investments in joint ventures with operations in 15 countries, many of which have been operating for over 25 years. The $8 million decrease in income from international joint ventures from 1996 to 1997 was due primarily to the consolidation of Factofrance.

  Fees and other income totalled $206 million for 1997, an increase of $127 million from the prior year, due to increases in net investment gains, securitization gains and fee income and other. Fee income and other increased due to $20 million from the consolidation of Factofrance, and a $10 million gain resulting from the termination of the Company's agreement with Belgravia. See "Item 1. Business--Real Estate Finance".

  Net investment gains increased $66 million during 1997 due to a lower level of losses and writedowns in 1997, as compared to 1996. Gross investment gains were $119 million and $106 million, while losses and writedowns on investments were $50 million and $103 million, in 1997 and 1996, respectively. Losses and writedowns on equity investments were higher in 1996 primarily due to writedowns during the year totalling $53 million on one pre-1990 Corporate Finance investment. Net investment gains are generated primarily from investment activity by Corporate Finance and junior participating lending activity by Real Estate Finance. The Company also has certain investments from its pre-1990 portfolio and from direct equity investment activities, an area in which the Company is no longer pursuing new transactions, which historically have added significant volatility to the level of net investment gains. As a result of the pursuit of smaller individual transaction sizes by Corporate Finance and Real Estate Finance and the significant liquidation of the pre-1990 and direct equity portfolios, the Company expects that, while net investment gains will vary from year to year, the level of this volatility will be reduced. The Company also recognized a $7 million gain in 1997 as a result of changing to the equity method of accounting for limited partnerships and fund investments.

  During 1997, the Company generated $26 million of securitization gains, primarily through a CMBS securitization in the second quarter. The Company did not retain any residual risk in this securitization transaction, as all of the securities were sold to third parties on a non-recourse basis. The Company expects to periodically securitize CMBS and other receivables in the future. See "Item 1. Business--Real Estate Finance".

  OPERATING EXPENSES. The following table summarizes the Company's operating expenses for the years ended December 31, 1997 and 1996:

                                            FOR THE
                                          YEAR ENDED
                                           DECEMBER
                                              31,        INCREASE/(DECREASE)
                                          ------------  ---------------------
                                          1997   1996    AMOUNT     PERCENT
                                          -----  -----  ---------  ----------
                                               (DOLLARS IN MILLIONS)
      Salaries and other compensation.... $ 214  $ 154   $      60       39.0%
      General and administrative
       expenses..........................   143     93          50       53.8
                                          -----  -----   ---------
        Total............................  $357   $247   $     110       44.5
                                          =====  =====   =========
      Operating expenses as a percentage
       of AFE............................   3.5%   2.8%

  Operating expenses, excluding the impact of the Factofrance consolidation, increased by $51 million, or 21%, in 1997, as compared to 1996. This increase was primarily due to the Company's continued investment in developing leadership positions for its Asset Based Finance businesses and expansion of loan origination and portfolio management resources in the Company's CMBS loan area, the opening of 11 new offices, increased investment in technology and higher costs associated with record new business originations.

  ALLOWANCE FOR LOSSES. The following table summarizes the changes in the Company's allowance for losses of receivables, including the Company's provision for losses of receivables and repossessed assets, for the years ended December 31, 1997 and 1996:

                                         FOR THE
                                       YEAR ENDED
                                        DECEMBER
                                           31,        INCREASE/(DECREASE)
                                       ------------  ----------------------
                                       1997   1996    AMOUNT      PERCENT
                                       -----  -----  ---------   ----------
                                            (DOLLARS IN MILLIONS)
      Balance at the beginning of the
       year..........................  $ 225  $ 231   $      (6)        (2.6)%
        Provision for losses.........    164    103          61         59.2
        Writedowns...................   (169)  (163)         (6)        (3.7)
        Recoveries...................     23     55         (32)       (58.2)
        Factofrance consolidation....     18    --           18          N/M
        Transfers and other..........    --      (1)          1          N/M
                                       -----  -----   ---------
      Balance at the end of the
       year..........................  $ 261  $ 225   $      36         16.0%
                                       =====  =====   =========

  The provision for losses increased to $164 million in 1997 from $103 million in 1996. This increase primarily resulted from provisions due to growth in lending assets, combined with lower levels of recoveries in 1997. Gross writedowns were slightly higher than the prior year at $169 million for 1997 versus $163 million for 1996, while recoveries totalled $23 million in 1997 versus $55 million for 1996. Net writedowns on the current portfolio totalled $62 million, or 0.6% of total average lending assets, in 1997 versus $41 million, or 0.5% of total average lending assets, in 1996. The Company expects lower levels of writedowns in future periods due to significantly lower writedowns on the pre-1990 portfolio.

  INCOME TAXES. The Company's effective income tax rate was 28% for 1997 and 23% for 1996, in each case below the statutory rate due to the use of foreign tax credits, the effect of earnings from international joint ventures and certain favorable tax issue resolutions. The effective tax rates for 1997 and 1996 were reduced by the effects of nonrecurring items, including $15 million of net foreign tax credit carryover utilization in 1997. In future periods, the Company expects its effective tax rate to more closely approximate the statutory rate.

 LENDING ASSETS AND INVESTMENTS

  Total lending assets and investments increased $2.3 billion, or 24%, during 1997 reflecting record new business originations of $6.0 billion, a $1.5 billion increase from the consolidation of Factofrance and $5.3 billion of paydowns, loan sales, syndications and securitizations. During 1997, new business volume represented a 47% increase over 1996, as the Company realized the benefit of the market positions held by Asset Based Finance, Corporate Finance and Real Estate Finance. In addition, the Company liquidated 50% of the remaining portion of its pre-1990 portfolio, which as of December 31, 1997 represented 4% of total lending assets and investments. The following table presents the Company's lending assets (which consist of receivables and repossessed assets) and investments by business line and asset type as of December 31, 1997 and 1996:

                                                     DECEMBER 31,
                                            ----------------------------------
                                                 1997                1996
                                            ------------------  --------------
                                            AMOUNT     PERCENT  AMOUNT PERCENT
                                            -------    -------  ------ -------
                                                (DOLLARS IN MILLIONS)
   BY BUSINESS CATEGORY:
     Asset Based Finance................... $ 4,726       40%   $4,258    44%
     International Group (1)...............   2,361(2)    20(2)    609     6
     Real Estate Finance...................   2,093       18     1,514    16
     Corporate Finance.....................   2,010       17     2,016    21
     Project Finance.......................     144        1       160     2
     Pre-1990 portfolio....................     492        4       979    10
     Other.................................     102      --         84     1
                                            -------      ---    ------   ---
       Total lending assets and
        investments........................ $11,928      100%   $9,620   100%
                                            =======      ===    ======   ===
   BY ASSET TYPE:
     Receivables........................... $10,722       90%   $8,529    89%
     Repossessed assets....................      14      --         14   --
                                            -------      ---    ------   ---
       Total lending assets................  10,736(2)    90(2)  8,543    89
     Equity and real estate investments....     488        4       419     4
     Debt securities.......................     311        3       251     3
     Operating leases......................     195        1       135     1
     International joint ventures..........     198        2       272     3
                                            -------      ---    ------   ---
       Total lending assets and
        investments........................ $11,928      100%   $9,620   100%
                                            =======      ===    ======   ===
       Total managed assets................ $11,800             $9,574
       Funds employed...................... $10,673             $9,030

--------
  (1) Includes $198 million in investments in international joint ventures, representing 2% of total lending assets and investments, in 1997, and $272 million in investments in international joint ventures, representing 3% of total lending assets and investments, in 1996.
  (2) Reflects the consolidation of Factofrance in April 1997.

  The Company's portfolio is concentrated in secured asset based lending, as the combined domestic and consolidated international asset based finance portfolios totalled nearly $7 billion in lending assets and investments, or 58% of total lending assets and investments, at December 31, 1997. During 1997, the Asset Based Finance portfolio, substantially all of which is domestic, grew to $4.7 billion in lending assets and investments, or 40% of total lending assets and investments, at December 31, 1997, due to a 32% increase in new business originations. Real Estate Finance grew to $2.1 billion in lending assets and investments at December 31, 1997, as originations of CMBS receivables totalled $1.1 billion in 1997 versus $500 million in 1996. The Company anticipates securitizing approximately $1 billion of CMBS receivables in the first or second quarter of 1998, and Real Estate Finance assets are expected to decline in the quarter in which such securitization occurs. Corporate Finance generated new business volume of over $1.3 billion, but its lending assets and investments remained unchanged, due primarily to syndications and runoff in the portfolio.

  Concentrations of lending assets of 5% or more at December 31, 1997 and 1996, based on the standard industrial classifications of the borrowers, were as follows:

                                                         DECEMBER 31,
                                                 -----------------------------
                                                      1997           1996
                                                 -------------- --------------
                                                 AMOUNT PERCENT AMOUNT PERCENT
                                                 ------ ------- ------ -------
                                                     (DOLLARS IN MILLIONS)
      General industrial machines...............  $637      6%   $500      6%
      Food, grocery and miscellaneous retail....   603      6     669      8
      Business services.........................   556      5     435      5
      Department and general merchandise retail
       stores...................................   511      5     987     12

  The general industrial machines classification is distributed among machinery used for many different industrial applications. The majority of lending assets in the food, grocery and miscellaneous retail category are revolving and term facilities with borrowers that are primarily in the business of manufacturing and retailing of food products. The business services category is primarily comprised of computer and data processing services, credit reporting and collection and miscellaneous business services. The department and general merchandise retail stores category is primarily comprised of factored accounts receivable, which represent short-term trade receivables from numerous customers. The reduction in department and general merchandise retail stores lending assets in 1997 reflected the sale of $500 million of factored accounts receivable under a $550 million factored accounts receivable facility. See "--Liquidity and Capital Resources".

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

 RESULTS OF OPERATIONS

  OVERVIEW. During 1996, the Company made significant progress in developing the market positions and operating platforms of its Asset Based Finance businesses and strengthening asset quality through the addition of lower risk assets and the significant reduction of pre-1990 Corporate Finance and Real Estate Finance assets. Despite the costs of these efforts, the Company was able to increase net income to $133 million for the year ended December 31, 1996, representing a 6% increase over the prior year. This increase was due to a significantly lower provision for losses, which more than offset the reduction in operating revenues and the increase in spending for developing businesses. The decline in the provision for losses was a result of the continued strong credit quality of the newer Asset Based Finance businesses and the current Corporate Finance and Real Estate Finance portfolios, significant decrease in gross writedowns on the pre-1990 portfolio and the recognition of several large recoveries on the pre-1990 portfolio. The reduction in operating revenues reflected the shift in the Company's portfolio to lower risk, but also lower yielding, assets, coupled with lower net investment gains and a decline in the level of fee accelerations.

  OPERATING REVENUES. The following table summarizes the Company's operating revenues for the years ended December 31, 1996 and 1995:

                                                       FOR THE YEAR ENDED
                                                          DECEMBER 31,
                                                  -----------------------------
                                                       1996           1995
                                                  -------------- --------------
                                                         PERCENT        PERCENT
                                                  AMOUNT OF AFE  AMOUNT OF AFE
                                                  ------ ------- ------ -------
                                                      (DOLLARS IN MILLIONS)
      Net interest income........................  $355    4.1%   $387    4.6%
      Non-interest income:
        Fees and other income....................    79    0.9     148    1.7
        Factoring commissions....................    55    0.6      50    0.6
        Income of international joint ventures...    44    0.5      35    0.4
                                                   ----    ---    ----    ---
          Total operating revenues...............  $533    6.1%   $620    7.3%
                                                   ====    ===    ====    ===

  Net Interest Income. The following table summarizes the Company's net interest income for the years ended December 31, 1996 and 1995:

                                FOR THE YEAR ENDED
                                   DECEMBER 31,        INCREASE/(DECREASE)
                                --------------------  ----------------------
                                  1996       1995      AMOUNT      PERCENT
                                ---------  ---------  ---------   ----------
                                         (DOLLARS IN MILLIONS)
      Interest income.......... $     807  $     851   $     (44)       (5.2)%
      Interest expense.........       452        464         (12)       (2.6)
                                ---------  ---------   ---------
        Net interest income.... $     355  $     387   $     (32)       (8.3)
                                =========  =========   =========
        Net interest income as
         a percentage of AFE...       4.1%       4.6%

  Net interest income decreased by 8.3% in 1996 as compared to 1995, reflecting the continued shift of the portfolio to lower risk, but also lower yielding, Asset Based Finance products, competitive pricing pressures and lower levels of fee accelerations. Interest income yields decreased to 10.8% during 1996 from 11.7% in 1995. Interest expense decreased to 6.5% in 1996 from 6.9% in 1995 due to the decline in the average borrowing rate.

  A comparative analysis of the year-end principal outstanding and average interest rates paid by the Company on its debt as of December 31, 1996 and 1995, before and after giving effect to interest rate swaps, is shown in the following table:

                                                DECEMBER 31,
                                 --------------------------------------------
                                         1996                   1995
                                 ---------------------  ---------------------
                                 YEAR-END BEFORE AFTER  YEAR-END BEFORE AFTER
                                 BALANCE  SWAPS  SWAPS  BALANCE  SWAPS  SWAPS
                                 -------- ------ -----  -------- ------ -----
                                            (DOLLARS IN MILLIONS)
      Commercial paper--
       domestic and foreign.....  $2,576   5.63%  N/A    $2,067   5.96%  N/A
      Fixed rate debt...........   2,905   7.02  6.62%    2,699   7.26  6.91%
      Variable rate debt........   1,859   4.85  5.78     2,449   5.59  6.36
                                  ------                 ------
        Total...................  $7,340   5.98  6.29    $7,215   6.32  6.65
                                  ======                 ======

  Non-Interest Income. The following table summarizes the Company's non-interest income for the years ended December 31, 1996 and 1995:

                                         FOR THE
                                       YEAR ENDED
                                        DECEMBER
                                           31,        INCREASE/(DECREASE)
                                       ------------  ----------------------
                                       1996   1995    AMOUNT      PERCENT
                                       -----  -----  ---------   ----------
                                            (DOLLARS IN MILLIONS)
      Factoring commissions........... $  55  $  50   $       5         10.0%
      Income of international joint
       ventures.......................    44     35           9         25.7
                                       -----  -----   ---------
      Fees and other income:
        Fee income and other(1).......    52     49           3          6.1
        Net investment gains..........     3     74         (71)         N/M
        Real estate participation
         income.......................    24     24         --           --
        Securitization gains..........   --       1          (1)         N/M
                                       -----  -----   ---------
          Total fees and other
           income..................... $  79  $ 148   $     (69)       (46.6)%
                                       =====  =====   =========
            Total non-interest
             income................... $ 178  $ 233   $     (55)       (23.6)
                                       =====  =====   =========
      Non-interest income as a
       percentage of AFE..............   2.0%   2.7%

     --------
(1) Fee income and other consists primarily of loan servicing income, late fees, prepayment fees, other miscellaneous income and equipment residual gains.

  Factoring commissions during 1996 totalled $55 million, increasing 10% from 1995 due to an increase in factoring volume. Income of international joint ventures increased by 26% during 1996, primarily due to earnings growth from European joint ventures in the Netherlands and France. Net investment gains were $3 million for 1996, as compared to $74 million in 1995. Gross investment gains were $106 million and $133 million, while losses and writedowns were $103 million and $59 million, in 1996 and 1995, respectively. Losses and writedowns on equity investments were higher in 1996 primarily due to writedowns during the year totalling $53 million on one pre-1990 Corporate Finance investment.

  OPERATING EXPENSES. The following table summarizes the Company's operating expenses for the years ended December 31, 1996 and 1995:

                                           FOR THE
                                         YEAR ENDED
                                          DECEMBER
                                             31,        INCREASE/(DECREASE)
                                         ------------  ----------------------
                                         1996   1995    AMOUNT      PERCENT
                                         -----  -----  ---------   ----------
                                              (DOLLARS IN MILLIONS)
      Salaries and other compensation..  $ 154  $ 135   $      19         14.1%
      General and administrative
       expenses........................     93     81          12         14.8
                                         -----  -----   ---------
        Total..........................  $ 247  $ 216   $      31         14.4
                                         =====  =====   =========
      Operating expenses as a
       percentage of AFE...............    2.8%   2.6%

  During 1996, operating expenses grew 14% versus 1995 primarily due to the Company's continued investments in developing the products and services of its Asset Based Finance businesses.

  ALLOWANCE FOR LOSSES. The following table summarizes the changes in the Company's allowance for losses of receivables, including the Company's provision for losses of receivables and repossessed assets, for the years ended December 31, 1996 and 1995:

                                         FOR THE
                                       YEAR ENDED
                                        DECEMBER
                                           31,        INCREASE/(DECREASE)
                                       ------------  ----------------------
                                       1996   1995    AMOUNT      PERCENT
                                       -----  -----  ---------   ----------
                                            (DOLLARS IN MILLIONS)
      Balance at the beginning of the
       year........................... $ 231  $ 237  $      (6)        (2.5)%
        Provision for losses..........   103    223       (120)       (53.8)
        Writedowns....................  (163)  (259)       (96)         N/M
        Recoveries....................    55     28         27         96.4%
        Transfers and other...........    (1)     2         (3)         N/M
                                       -----  -----  ---------
      Balance at end of the year...... $ 225  $ 231  $      (6)        (2.6)%
                                       =====  =====  =========

  The provision for losses decreased dramatically from 1995 to 1996 as a result of the lower writedowns and increased recoveries, primarily from the pre-1990 portfolio. Gross writedowns were $163 million and $259 million, while recoveries totalled $55 million and $28 million, for 1996 and 1995, respectively. The credit quality of the current portfolio was demonstrated by net writedowns on the current portfolio totalling $41 million, or 0.50% of total average lending assets, in 1996 versus $45 million, or 0.60% of total average lending assets, in 1995.

  INCOME TAXES. The Company's effective income tax rate was 23% for 1996 and 27% for 1995, in each case below the statutory rate due to the effect of earnings from international joint ventures, the use of foreign tax credits and favorable tax issue resolutions.

 LENDING ASSETS AND INVESTMENTS

  Total lending assets and investments increased $581 million, or 6%, during 1996, as the Company continued to grow its lower risk Asset Based Finance businesses and reduce its pre-1990 portfolio. As of December 31, 1996, the domestic Asset Based Finance portfolio continued to be the largest business category, representing 44% of lending assets and investments. The following tables present lending assets and investments by business category and asset type as of December 31, 1996 and 1995:

                                                          DECEMBER 31,
                                                  -----------------------------
                                                       1996           1995
                                                  -------------- --------------
                                                  AMOUNT PERCENT AMOUNT PERCENT
                                                  ------ ------- ------ -------
                                                      (DOLLARS IN MILLIONS)
   BY BUSINESS CATEGORY:
     Asset Based Finance......................... $4,258    44%  $3,147    35%
     Corporate Finance...........................  2,016    21    2,328    26
     Real Estate Finance.........................  1,514    16    1,234    14
     International Group(1)......................    609     6      506     5
     Project Finance.............................    160     2      186     2
     Pre-1990 portfolio..........................    979    10    1,526    17
     Other.......................................     84     1      112     1
                                                  ------   ---   ------   ---
       Total lending assets and investments...... $9,620   100%  $9,039   100%
                                                  ======   ===   ======   ===

  --------
  (1) Includes $272 million in investments in international joint ventures, representing 3% of total lending assets and investments, in 1996, and $233 million in investments in international joint ventures, representing 2% of total lending assets and investments, in 1995.

                                                          DECEMBER 31,
                                                  -----------------------------
                                                       1996           1995
                                                  -------------- --------------
                                                  AMOUNT PERCENT AMOUNT PERCENT
                                                  ------ ------- ------ -------
                                                      (DOLLARS IN MILLIONS)
   BY ASSET TYPE:
     Receivables................................. $8,529    89%  $8,085    89%
     Repossessed assets..........................     14   --        28     1
                                                  ------   ---   ------   ---
       Total lending assets......................  8,543    89    8,113    90
     Equity and real estate investments..........    419     4      428     5
     Debt securities.............................    251     3      152     2
     Operating leases............................    135     1      113     1
     International joint ventures................    272     3      233     2
                                                  ------   ---   ------   ---
       Total lending assets and investments...... $9,620   100%  $9,039   100%
                                                  ======   ===   ======   ===
       Total managed assets...................... $9,574         $9,137
       Funds employed............................ $9,030         $8,542

  The Company continued to develop a more balanced, lower risk asset based portfolio in 1996 while maintaining the strong market positions of Corporate Finance and Real Estate Finance. Asset diversification was improved with asset growth of over $1 billion in the Asset Based Finance businesses in 1996, with all five Asset Based Finance business groups contributing to this growth. None of the Company's business groups represented more than 21% of the Company's total portfolio at December 31, 1996. Corporate Finance had fundings of approximately $900 million in 1996, but its assets and investments decreased by $312 million in 1996, due primarily to syndications and runoff in the portfolio.

  The Company's investment in international joint ventures increased due to the impact of undistributed income and an investment made in a factoring company in Chile.

  Concentrations of lending assets of 5% or more at December 31, 1996 and 1995, based on the standard industrial classifications of the borrowers, were as follows:

                                                         DECEMBER 31,
                                                 -----------------------------
                                                      1996           1995
                                                 -------------- --------------
                                                 AMOUNT PERCENT AMOUNT PERCENT
                                                 ------ ------- ------ -------
                                                     (DOLLARS IN MILLIONS)
      Department and general merchandise retail
       stores..................................   $987     12%   $774     10%
      Food, grocery and miscellaneous retail...    669      8     568      7
      General industrial machines..............    500      6     392      5
      Business services........................    435      5     387      5
      Textile and apparel manufacturing........    403      5     529      7

  The department and general merchandise retail stores and the textiles and apparel manufacturing categories were primarily comprised of factored accounts receivable which represent short-term trade receivables from numerous customers. The majority of lending assets in the food, grocery and miscellaneous retail category were revolving and term facilities with borrowers primarily in the business of manufacturing and retailing of food products. The general industrial machines classification is distributed among machinery used for many different industrial applications. The business services category was primarily comprised of computer and data processing services, credit reporting and collection, and miscellaneous business services.

LIQUIDITY AND CAPITAL RESOURCES

  The Company manages liquidity primarily by monitoring the relative maturities of assets and liabilities and by borrowing funds through the U.S. and international money and capital markets and bank credit markets to fund asset growth and to meet debt obligations. The Company's primary sources of funds are commercial paper borrowings, issuances of medium-term notes and other debt securities and the securitizations, syndications and sales of lending assets. During 1997, the Company's major funding requirements included $6.0 billion of longer-term loans, leases and investments funded, $526 million of short-term loans funded, the retirement of $1.4 billion of senior notes, the acquisition of its joint venture partner's interest in Factofrance for $174 million and common and preferred dividends of $57 million. The Company's major sources of funding these requirements, other than $406 million of cash flows from operations, included loan repayments and investment proceeds of $3.1 billion, the sale, securitization or syndication of $1.7 billion of loans and investments, and the issuance of $2.6 billion of senior notes and $150 million of Series B Preferred Stock. These sales reflected the Company's strategy to limit the size of retained positions and to securitize, retaining minimal to no residual risk, certain asset types, such as commercial mortgages and equipment leases. These financing activities also enabled the Company to reduce short-term debt by $279 million, excluding the effect of consolidating Factofrance, and left the Company with $821 million in cash and short-term investments at the end of 1997.

  While the portfolio demonstrated increasing liquidity in both its longer term loans and in the increased proportion of factored receivables and revolving loans, the Company continued to maintain a conservative funding posture, with commercial paper and short-term borrowings amounting to 36% of total debt at December 31, 1997 compared to 37% at the end of 1996.

  As of December 31, 1997, committed bank credit and asset sale facilities of the Company totalled $4.0 billion and represented 122% of the Company's outstanding commercial paper and short-term borrowings. Committed bank credit and asset sale facilities in the United States also were well in excess of 100% of U.S. commercial paper borrowings at December 31, 1997. In April 1997, the Company extended and increased its primary committed bank credit facilities, which provide $3.0 billion of liquidity support under two equal credit agreements, a 364-day facility expiring April 7, 1998 (which the Company intends to renew) and a 5-year facility expiring April 8, 2002. In addition, the consolidated international subsidiaries are funded primarily through short-term money market and bank borrowings, which are supported by $625 million of committed foreign bank credit facilities in local currencies.

  The Company's factored accounts receivable facility allows the Company to sell an undivided interest of up to $550 million in a designated pool of its factored accounts receivable to five bank-supported conduits. As part of its array of financing options, the Company utilized this facility during the fourth quarter so that, as of December 31, 1997, the Company had sold approximately $500 million of factored accounts receivable.

  During the fourth quarter of 1997, the Company established a $400 million committed warehouse line, which expires in June 1998, to finance CMBS. As of December 31, 1997, the Company had borrowed $200 million under this facility, which borrowings were paid off in January 1998.

  In an effort to maintain a sound capital structure, in June 1997 the Company privately issued $150 million of its Series B Preferred Stock at a purchase price of $100 per share. Pursuant to registration rights of the holders of Series B Preferred Stock, as of January 1998, all of the shares of the Series B Preferred Stock had been exchanged for an equal number of shares of Series C Preferred Stock, and the Series B Preferred Stock was subsequently retired as a class. The Series C Preferred Stock is substantially identical to the Series B Preferred Stock, except that the issuance of the Series C Preferred Stock was registered under the Securities Act and therefore the certificates for the shares of Series C Preferred Stock do not bear restrictive legends.

  In addition to these alternate sources of liquidity, the Company has access to $500 million of additional liquidity support under the Keep Well Agreement between the Company and Fuji Bank, dated as of April 23, 1983 and as subsequently amended (the "Keep Well Agreement"). This agreement, which cannot be terminated by either party prior to December 31, 2002, also provides that Fuji Bank will maintain the net worth of the Company at an amount equal to $500 million. Fuji Bank has never been required to make any capital contribution or advance any funds to the Company under the Keep Well Agreement. See "Item 13. Certain Relationships and Related Transactions-- Relationship with Fuji Bank--Keep Well Agreement".

  The Company's ratio of debt (net of short-term investments) to total stockholders' equity remained conservative relative to commercial finance industry peers at 5.2 times at December 31, 1997 compared to 5.0 times at December 31, 1996. Leverage and the level of commercial paper and short-term borrowings continued to remain within ranges targeted by the Company to maintain a strong financial position.

ACCOUNTING DEVELOPMENTS

  The Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"), as amended by Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" ("SFAS 127") on January 1, 1997. SFAS 125 uses a "financial components" approach that focuses on control to determine the proper accounting for financial asset transfers and addresses the accounting for servicing rights on financial assets in addition to mortgage loans. Securitizations of finance receivables are accounted for as sales when legal and effective control over the related receivables is surrendered. Servicing assets or liabilities are recognized when the servicing rights are retained by the seller, provided that a market rate servicing fee is received which is above or below the costs of servicing.

  In June 1997, the Financial Accounting Standards Board released Statement of Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which the Company has adopted effective January 1, 1998. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Statement of Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131") was also released in June 1997 and has also been adopted effective January 1, 1998. SFAS 131 requires segments to be reported based on the way management organizes segments within the Company for making operating decisions and assessing performance. SFAS 130 and SFAS 131 address financial statement disclosures and, as a result, will not have an impact on the financial results of the Company.

YEAR 2000 COMPLIANCE

  The Company has made, and will continue to make, certain investments in its software applications and systems to ensure the Company's systems function properly through and beyond the year 2000. The Company has three loan processing systems, a lease processing system, a factoring system, and systems for general ledger processing, payroll, accounts payable, fixed assets, treasury and other smaller applications. The Company has established plans to modify, upgrade or replace each of these systems for compliance with year 2000 and has established an overall plan to bring all of these systems into compliance by the end of 1999. The Company continues to assess the impact of the year 2000 issue on its consolidated international subsidiaries, which includes the performance of risk assessments and the evaluation of the extent of programming changes required to address the issue. The Company currently estimates that the total costs of year 2000 compliance for the Company will be below $25 million. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's estimated useful life.

  The Company is also in the process of performing a risk assessment of its joint venture companies' plans for year 2000 compliance and of the resulting potential impact on the Company's investments in international joint ventures. This assessment is expected to be completed in 1998.

  The Company continues to bear some risk related to the year 2000 issue and could be adversely affected if other entities (e.g., vendors and borrowers) not affiliated with the Company do not appropriately address their own year 2000 compliance issues. The Company is working with its mainframe provider to validate its plans for year 2000 compliance. In addition, the Company is incorporating a year 2000 risk assessment into its underwriting and portfolio management activities in order to evaluate its exposure due to any lack of compliance on the part of its clients.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

  This Form 10-K contains, and the documents incorporated by reference herein contain, certain "forward-looking statements" (as defined in Section 21E of the Exchange Act) that are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to, the Company's management. The words "anticipates", "believes", "estimates", "expects", "plans", "intends" and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of the Company or its management and are subject to certain risks, uncertainties and contingencies which could cause the Company's actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements. These risks, uncertainties and contingencies include, but are not limited to, the following: (i) the success or failure of the Company's efforts to implement its business strategy; (ii) effects of economic conditions in the real estate markets, the capital markets or certain other markets or industries served by the Company and the performance of borrowers; (iii) changes in the volume and mix of earning assets, the level of interest rates earned on those assets, the volume of interest-bearing liabilities and the level of interest rates paid on those interest-bearing liabilities; (iv) currency exchange rate fluctuations, economic conditions and competition in international markets, and other international factors; (v) actions of the Company's competitors and the Company's ability to respond to such actions; (vi) the cost of the Company's capital, which depends in part on the Company's portfolio quality, ratings, prospects and outlook and general market conditions; (vii) the adequacy of the Company's allowance for losses of receivables; (viii) the Company's ability to attract and retain qualified and experienced management, sales and credit personnel; and (ix) changes in governmental regulations, tax rates and similar matters. The Company assumes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

          MANAGEMENT REPORT ON RESPONSIBILITY FOR FINANCIAL REPORTING

  The management of Heller Financial, Inc. and its subsidiaries (the "Company") is responsible for the preparation, integrity and objectivity of the accompanying consolidated financial statements. The statements were prepared in accordance with generally accepted accounting principles reflecting, where applicable, management's best estimates and judgments. The other financial information in the December 31, 1997 annual report filed on Form 10-K is consistent with that contained in the consolidated financial statements.

  The Company's consolidated financial statements have been audited by Arthur Andersen LLP, independent public accountants, selected by the holder of the Company's common stock. Arthur Andersen LLP is engaged to audit the consolidated financial statements and conducts such tests and related procedures as it deems necessary in conformity with generally accepted auditing standards. The opinion of the independent auditors, based upon their audits of the consolidated financial statements, is contained in this Form 10-
K. Management has made available to Arthur Andersen LLP all the Company's financial records and related data, as well as the minutes of the stockholders' and directors' meetings.

  Management is responsible for establishing and maintaining a system of internal accounting controls and procedures to provide reasonable assurance that assets are safeguarded and that transactions are authorized, recorded and reported properly. The internal accounting control system is augmented by a program of internal audits and appropriate reviews by management, written policies and guidelines and careful selection and training of qualified personnel. Management considers the internal auditors' and Arthur Andersen LLP's recommendations concerning the Company's system of internal accounting controls and takes action in a cost effective manner to appropriately respond to these recommendations. Management believes that the Company's internal accounting controls provide reasonable assurance that assets are safeguarded against material loss from unauthorized use or disposition and that the financial records are reliable for preparing financial statements and other data and for maintaining accountability of assets.

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

                                          Lauralee E. Martin
                                          Executive Vice President and Chief
                                           Financial Officer

                                          Lawrence G. Hund
                                          Senior Vice President and Controller

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Heller Financial, Inc.:

  We have audited the accompanying consolidated balance sheets of HELLER FINANCIAL, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heller Financial, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Chicago, Illinois
January 23, 1998
 (Except with respect to the
 matters discussed in Note 20,
 as to which the date is
 February 24, 1998)

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                                 --------------
                             ASSETS                               1997    1996
                             ------                              ------- ------
                                                                 (IN MILLIONS)
Cash and cash equivalents....................................... $   821 $  296
Receivables (Note 3)
  Commercial loans
    Term loans..................................................   2,597  2,434
    Revolving loans.............................................   1,674  1,493
  Real estate loans.............................................   2,238  1,994
  Factored accounts receivable..................................   2,223    994
  Equipment loans and leases....................................   1,990  1,614
                                                                 ------- ------
    Total receivables...........................................  10,722  8,529
  Less: Allowance for losses of receivables (Note 3)............     261    225
                                                                 ------- ------
    Net receivables.............................................  10,461  8,304
Equity and real estate investments (Note 4).....................     488    419
Debt securities (Note 4)........................................     311    251
Operating leases (Note 4).......................................     195    135
Investments in international joint ventures (Note 4)............     198    272
Other assets (Note 4)...........................................     387    249
                                                                 ------- ------
    Total assets................................................ $12,861 $9,926
                                                                 ======= ======
              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------
Senior debt (Note 5)
  Commercial paper and short-term borrowings.................... $ 3,432 $2,745
  Notes and debentures..........................................   6,004  4,761
                                                                 ------- ------
    Total debt..................................................   9,436  7,506
Credit balances of factoring clients............................   1,255    590
Other payables and accruals.....................................     405    306
                                                                 ------- ------
    Total liabilities...........................................  11,096  8,402
Minority interest...............................................      87     57
Stockholders' equity (Notes 9 and 10)
  Cumulative Perpetual Senior Preferred Stock, Series A.........     125    125
  Noncumulative Perpetual Senior Preferred Stock, Series B......     150    --
  Class A Common Stock ($.25 par; 500,000,000 shares authorized;
   no shares issued or outstanding) (Note 20)...................     --     --
  Class B Common Stock ($.25 par; 300,000,000 shares authorized;
   51,050,000 shares issued and outstanding) (Notes 9 and 20)...      13     13
  Additional paid in capital....................................     672    675
  Retained earnings.............................................     718    654
                                                                 ------- ------
    Total stockholders' equity..................................   1,678  1,467
                                                                 ------- ------
    Total liabilities and stockholders' equity.................. $12,861 $9,926
                                                                 ======= ======

  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  FOR THE YEAR
                                                                 ENDED DECEMBER
                                                                      31,
                                                                 --------------
                                                                 1997 1996 1995
                                                                 ---- ---- ----
                                                                 (IN MILLIONS)
Interest income................................................. $924 $807 $851
Interest expense................................................  516  452  464
                                                                 ---- ---- ----
  Net interest income...........................................  408  355  387
Fees and other income (Note 11).................................  206   79  148
Factoring commissions...........................................  104   55   50
Income of international joint ventures..........................   36   44   35
                                                                 ---- ---- ----
  Operating revenues............................................  754  533  620
Operating expenses (Note 12)....................................  357  247  216
Provision for losses (Note 3)...................................  164  103  223
                                                                 ---- ---- ----
  Income before taxes and minority interest.....................  233  183  181
Income tax provision (Note 14)..................................   66   43   49
Minority interest...............................................    9    7    7
                                                                 ---- ---- ----
  Net income.................................................... $158 $133 $125
                                                                 ==== ==== ====
  Dividends on preferred stock.................................. $ 14 $ 10 $ 10
                                                                 ==== ==== ====
  Net income applicable to common stock......................... $144 $123 $115
                                                                 ==== ==== ====


  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       FOR THE YEAR ENDED
                                                          DECEMBER 31,
                                                     -------------------------
                                                      1997     1996     1995
                                                     -------  -------  -------
                                                          (IN MILLIONS)
OPERATING ACTIVITIES
  Net income........................................ $   158  $   133  $   125
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Provision for losses............................     164      103      223
    Losses from equity investments..................      50      103       59
    Amortization and depreciation...................      23       14       11
    Provision for deferred tax asset (benefit)......     (19)      12      (50)
    Increase (decrease) in accounts payable and
     accrued liabilities............................      29       (1)      34
    Undistributed income of international joint
     ventures.......................................     (19)     (38)     (26)
    Increase (decrease) in interest payable.........      11      (11)      12
    Other...........................................       9      (36)      (4)
                                                     -------  -------  -------
      Net cash provided by operating activities.....     406      279      384
INVESTING ACTIVITIES
  Longer-term loans funded..........................  (5,311)  (3,372)  (3,202)
  Collections of principal..........................   2,904    2,521    2,248
  Loan sales, securitizations and syndications......   2,238      757      708
  Net increase in short-term loans and advances to
   factoring clients
    Due to consolidation of Factofrance.............  (1,018)     --       --
    Other...........................................    (526)    (427)    (510)
  Investment in operating leases....................    (119)     (33)     (14)
  Investment in equity interests and other
   investments......................................    (369)    (272)    (172)
  Sales of investments and equipment on lease.......     365      168      148
  Factofrance goodwill and noncompetition
   agreement........................................     (96)     --       --
  Other.............................................      26        3      (17)
                                                     -------  -------  -------
      Net cash used for investing activities........  (1,906)    (655)    (811)
FINANCING ACTIVITIES
  Senior note issues................................   2,599      976    1,674
  Retirement of notes and debentures................  (1,411)  (1,358)    (459)
  Increase (decrease) in commercial paper and other
   short-term borrowings
    Due to consolidation of Factofrance.............     966      --       --
    Other...........................................    (279)     522     (228)
  Proceeds from preferred stock issuance............     147      --       --
  Net decrease in advances to affiliates............      49        5        4
  Dividends paid on preferred and common stock......     (57)     (68)     (64)
  Other.............................................      11       (4)     --
                                                     -------  -------  -------
      Net cash provided by financing activities.....   2,025       73      927
Increase (decrease) in cash and cash equivalents....     525     (303)     500
Cash and cash equivalents at the beginning of the
 year...............................................     296      599       99
                                                     -------  -------  -------
Cash and cash equivalents at the end of the year.... $   821  $   296  $   599
                                                     =======  =======  =======

  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                    NONCUM.
                                     PERP.  CLASS  CLASS
                                      SR.     A      B
                          PERPETUAL  PREF.  COMMON COMMON
                          SR. PREF.  STOCK  STOCK  STOCK   ADD'L
                            STOCK   SERIES  (NOTE  (NOTE  PAID IN RETAINED
                          SERIES A     B     20)    20)   CAPITAL EARNINGS TOTAL
                          --------- ------- ------ ------ ------- -------- ------
                                               (IN MILLIONS)
BALANCE AT DECEMBER 31,
 1994...................    $125      --      --    $13    $675     $517   $1,330
Net income..............     --       --      --    --      --       125      125
Preferred stock
 dividends (Notes 9 and
 10)....................     --       --      --    --      --       (10)     (10)
Common stock dividends
 (Note 10)..............     --       --      --    --      --       (54)     (54)
Changes in unrealized
 gains and losses on
 securities available
 for sale, net of tax
 (Note 4)...............     --       --      --    --      --       (10)     (10)
Change in deferred
 translation adjustment,
 net of tax.............     --       --      --    --      --         3        3
                            ----     ----    ----   ---    ----     ----   ------
BALANCE AT DECEMBER 31,
 1995...................    $125      --      --    $13    $675     $571   $1,384
Net income..............     --       --      --    --      --       133      133
Preferred stock
 dividends (Notes 9 and
 10)....................     --       --      --    --      --       (10)     (10)
Common stock dividends
 (Note 10)..............     --       --      --    --      --       (58)     (58)
Changes in unrealized
 gains and losses on
 securities available
 for sale, net of tax
 (Note 4)...............     --       --      --    --      --        18       18
Change in deferred
 translation adjustment,
 net of tax.............     --       --      --    --      --       --       --
                            ----     ----    ----   ---    ----     ----   ------
BALANCE AT DECEMBER 31,
 1996...................    $125      --      --    $13    $675     $654   $1,467
Net income..............     --       --      --    --      --       158      158
Issuance of
 Noncumulative Perpetual
 Senior Preferred Stock,
 Series B (Note 9)......     --       150     --    --       (3)     --       147
Preferred stock
 dividends (Notes 9 and
 10)....................     --       --      --    --      --       (14)     (14)
Common stock dividends
 (Note 10)..............     --       --      --    --      --       (69)     (69)
Changes in unrealized
 gains and losses on
 securities available
 for sale, net of tax
 (Note 4)...............     --       --      --    --      --        (5)      (5)
Change in deferred
 translation adjustment,
 net of tax.............     --       --      --    --      --        (6)      (6)
                            ----     ----    ----   ---    ----     ----   ------
BALANCE AT DECEMBER 31,
 1997...................    $125     $150    $--    $13    $672     $718   $1,678
                            ====     ====    ====   ===    ====     ====   ======

  The retained earnings balance included $8 of unrealized gains, $13 of unrealized gains and $5 of unrealized losses on securities available for sale at December 31, 1997, 1996 and 1995, respectively. Retained earnings also included deferred foreign currency translation adjustments, net of tax, of $(20), $(14) and $(14) at December 31, 1997, 1996 and 1995, respectively.

  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Description of the Reporting Entity--

  Heller Financial, Inc. and its subsidiaries (the "Company") are engaged principally in furnishing commercial finance services to businesses in the United States and investing in and operating commercial finance companies throughout the world. The Company operates in the middle and emerging middle market segments of the commercial finance industry, which generally includes entities in the manufacturing and service sectors with annual sales in the range of $5 million to $250 million and in the real estate sector with property values generally in the range of $1 million to $40 million. The Company currently provides services in five product categories: 1) asset based finance, 2) corporate finance, 3) real estate finance, 4) international asset based finance and factoring and 5) project finance.

  During 1997, all of the common stock of the Company was owned by Heller International Corporation ("HIC"), which is a wholly-owned subsidiary of The Fuji Bank, Limited ("Fuji Bank"), of Tokyo, Japan. Fuji Bank directly owned 21% of the outstanding shares of Heller International Group, Inc. ("International Group"), a consolidated subsidiary, through which the Company holds its international operations. The remaining 79% of the outstanding shares of International Group were owned by the Company. See Note 20 for the potential purchase by the Company of Fuji Bank's 21% interest in International Group.

  Effective January 2, 1998, Fuji Bank formed Fuji America Holdings, Inc. ("FAHI"), to combine Fuji Bank's United States non-bank operations under one holding company. On that day, Fuji Bank transferred ownership of the Company from HIC to FAHI. As of January 2, 1998, all of the outstanding Common Stock of the Company is owned by FAHI.

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

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

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

  The Company originates certain loans which may be syndicated or portions sold to participants to manage borrower, industry or product concentrations. These receivables are also presented net of unearned income. In the event the Company sells a portion of a loan that it had originated, any deferred fees or discounts relating to the portion of the loan sold are recognized in interest income. For loan sales that qualify as participations, income is recognized, subject to certain yield tests, when the participation is complete.

  Income recognition is reviewed on an account by account basis. Collateral is evaluated regularly, primarily by assessing the related current and future cash flow streams. Loans are classified as nonearning and all interest and unearned income amortization is suspended when there is significant doubt as to the ability of the debtor to meet current contractual terms. Numerous factors including loan covenant defaults, deteriorating loan-to-value relationships, delinquencies greater than 90 days, the sale of major income generating assets or other major operational or organizational changes may lead to income suspension. An account taken nonearning may be restored to earning status either when all delinquent principal and interest have been paid under the original contractual terms or the account has been restructured and has demonstrated both the capacity to service the amended terms of the debt and has adequate loan to value coverage.

 Allowance for Losses--

  The allowance for losses of receivables is established through direct charges to income. Losses are charged to the allowance when all or a portion of a receivable is deemed impaired and uncollectible as determined by account management procedures. These procedures include assessing how the borrower is affected by economic and market conditions, evaluating operating performance and reviewing loan-to-value relationships. Impaired receivables are measured based on the present value of expected future cash flows discounted at the receivable's effective interest rate, at the observable market price of the receivable or at the fair value of the collateral if the receivable is collateral dependent. When the recorded balance of an impaired receivable exceeds the relevant measure of value, impairment is recorded through an increase in the provision for losses.

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

 Securitized Receivables--

  Certain commercial mortgage and equipment loans have been securitized and sold to investors. In the securitization process, loans are originated and sold to trusts which, in turn, issue asset-backed securities to investors. Upon the sale of the loans in a securitization, a gain is recognized for the

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
difference between the carrying value of the receivables and the fair value of the securities sold, in accordance with Statement of Financial Accounting Standards 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125"). If the Company does not retain any risk in the transaction and sells all of the securities to third party investors on a nonrecourse basis, the gain recorded equals the proceeds on the transaction less the carrying value of the securities sold. If the Company retains any of the securities, then the gain on sale is reduced by any reserve established for estimated future losses. Retained securities, if any, are recorded as debt securities available for sale. The gain recognized is recorded in fees and other income. In general, the Company does not establish servicing assets or liabilities because in securitization transactions to date the servicing fees earned are considered consistent with market rates and the Company's cost of servicing. Income from the acceleration of discounts and deferred fees attributed to the loans sold is recorded as interest income.

  The Company adopted SFAS 125 as amended by Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" on January 1, 1997, collectively referred to as SFAS
125. Under this Statement, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. This Statement provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Securitizations of finance receivables are accounted for as sales when legal and effective control over the related receivables is surrendered. Servicing assets or liabilities are recognized when the servicing rights are retained by the seller. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial statements.

 Investments in Joint Ventures--

  Investments in unconsolidated joint ventures represent investments in companies with operations in 15 foreign countries. The Company accounts for its investments in joint ventures under the equity method of accounting. Under this method, the Company recognizes its share of the earnings or losses of the joint venture in the period in which they are earned by the joint venture. These amounts are recorded as income of international joint ventures in the consolidated statements of income. Dividends received from joint ventures reduce the carrying amount of the investment.

 Investments--

  Equity interests and investments--Investments in warrants, certain common and preferred stocks and certain equity investments, which are not subject to the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," are carried at cost. The valuation of all of these investments is periodically reviewed and the investment balance is written down to reflect declines in value determined to be other than temporary. Gains or losses recognized upon sale or write-down of these investments are recorded as a component of fees and other income. Certain other equity investments in limited partnership funds are accounted for under the equity method of accounting in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock". These investments in limited partnerships were previously carried at cost. The impact of this change in accounting method, net of tax, was $4 million in 1997. The Company changed its policy to be consistent with industry practice.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

  Equipment on lease--Aircraft and equipment under operating lease are recorded at cost and depreciated over their estimated useful lives using the straight line method for financial reporting purposes and accelerated methods for tax purposes. Rental revenue is reported over the lease term as it becomes receivable according to the provisions of the lease.

  Available for sale, trading, and held to maturity securities--Investments designated as available for sale securities are carried at fair value using the specific identification method with unrealized gains or losses included in stockholders' equity, net of related taxes. Trading securities, if any, are carried at fair value with the related unrealized gains or losses included currently in fees and other income. Securities that are held to maturity are recorded at amortized cost. Available for sale and held to maturity securities may be written down to fair value to reflect declines in value determined to be other than temporary. The amount of the writedown is included in fees and other income.

  Real Estate Investments--The Company provides financing through certain real estate loan arrangements that are recorded as acquisition, development and construction investment transactions by the Company. Income is generally recognized only to the extent that cash received exceeds the investment carrying amount.

 Other Assets--

  Repossessed Assets--Assets which have been legally acquired in satisfaction of receivables are carried at fair value less selling costs and are included in other assets. After repossession, operating costs are expensed and cash receipts are applied to reduce the asset balance.

  Goodwill--The excess of the cost of an acquisition of an entity over the book value of the acquired entity's net assets is recorded as goodwill and amortized on a straight line basis over the expected beneficial period of the acquisition not to exceed 25 years.

 Income Taxes--

  The Company and its wholly-owned domestic subsidiaries are included in the consolidated United States federal income tax return of HIC. International Group files a separate United States federal income tax return. The Company reports income tax expense as if it were a separate taxpayer and records future tax benefits as soon as it is more likely than not that such benefits will be realized.

 Derivative Financial Instruments--

  Derivatives are used as an integral part of asset/liability management to reduce the overall level of financial risk arising from normal business operations. These derivatives, particularly interest rate swap agreements, are used to lower funding costs, diversify sources of funding or alter interest rate exposure arising from mismatches between assets and liabilities. The swap agreements are generally held to maturity and the differential paid or received under these agreements is recognized over the life of the related agreement. Gains or losses on terminated interest rate swaps that were hedges of underlying obligations are amortized to interest income or interest expense over the remaining life of the related underlying obligation. If the underlying asset or obligation is sold, the gain or loss related to closing the swap is recognized currently in income. The Company is not an interest rate swap dealer nor is it a trader in derivative securities, and it has not used speculative derivative products for the purpose of generating earnings from changes in market conditions. Unrealized gains and receivables and unrealized losses and payables on derivative financial instruments are immaterial and are reported as other payables in the consolidated balance sheet.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

  The Company periodically enters into forward currency exchange contracts which are designated as hedges of its exposure to foreign currency fluctuations from the translation of its foreign currency denominated investments in certain European, Asian and Latin American joint ventures and subsidiaries. Through these contracts, the Company primarily sells the local currency and buys U.S. dollars. Gains or losses resulting from translation of foreign currency financial statements and the related effects of the hedges of net investments in joint ventures and subsidiaries outside the United States are accumulated in stockholders' equity, net of related taxes, until the international investment is sold or substantially liquidated. Gains or losses on terminated foreign currency exchange contracts which were hedges of net investments in a foreign subsidiary or joint venture continue to be deferred and are recognized when the international investment is sold or is substantially liquidated. Unrealized gains and receivables and unrealized losses and payables on derivative financial instruments are immaterial and are reported as other payables in the consolidated balance sheet.

  The Company also periodically enters into forward contracts or purchases options. These financial instruments serve as hedges of its foreign investment in international subsidiaries and joint ventures or effectively hedge the translation of the related foreign currency income. The contracts which serve as hedges of investments in international subsidiaries and joint ventures are carried at fair value with gains or losses deferred and included in the stockholders' equity section of the consolidated balance sheets. The change in fair value of contracts which serve to effectively hedge the translation of foreign currency income is included in the determination of net income.

 Reclassifications--

  Certain prior year amounts have been reclassified to conform to the current year's presentation.

2. ACQUISITION OF FACTOFRANCE

  On April 2, 1997, International Group purchased the interest of its joint venture partner in Factofrance Heller, S.A. ("Factofrance") for $174 million. As a result, International Group increased its ownership interest in Factofrance from 48.8% to 97.6%. International Group has held an interest in Factofrance for over 30 years, using the equity method of accounting for its previous ownership position. Factofrance, founded in 1965, is the leading factoring company in the French marketplace. Factofrance is headquartered in Paris and has seven regional sales offices covering local markets.

  The Factofrance acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion (APB) No. 16, "Business Combinations." Under this method of accounting, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair values at the date of purchase. Goodwill related to the acquisition was $78 million and is being amortized over 25 years. The acquisition price included $18 million for a noncompetition agreement which is being amortized over the five year life of the agreement.

  The following table presents unaudited pro forma combined income statements of the Company and Factofrance and its subsidiaries for the years ended December 31, 1997 and 1996. The pro forma combined income statements are presented as if the acquisition had been effective January 1, 1996. The combined historical results of operations of the Company and Factofrance for 1997 and 1996 have been adjusted to reflect the amortization of goodwill, the amortization of the noncompetition agreement and the costs of financing for the transaction.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

  This information is intended for informational purposes only and is not necessarily indicative of the future results of operations of the Company or of the results of operations of the Company that would have occurred had the acquisition been effective in the periods presented.

                                                                      FOR THE
                                                                    YEAR ENDED
                                                                     DECEMBER
                                                                        31,
                                                                    -----------
                                                                    1997  1996
                                                                    ----- -----
                                                                        (IN
                                                                     MILLIONS)
                                                                    (UNAUDITED)
      Interest income.............................................. $ 940 $ 889
      Interest expense.............................................   526   497
                                                                    ----- -----
        Net interest income........................................   414   392
      Fees and other income........................................   215   108
      Factoring commissions........................................   118   128
      Income of international joint ventures.......................    33    28
                                                                    ----- -----
        Operating revenues.........................................   780   656
      Operating expenses...........................................   377   338
      Provision for losses.........................................   167   114
                                                                    ----- -----
        Income before income taxes and minority interest...........   236   204
      Income tax provision.........................................    67    55
      Minority interest............................................    10    12
                                                                    ----- -----
        Net income................................................. $ 159 $ 137
                                                                    ===== =====

3. LENDING ASSETS

  Lending assets include receivables and repossessed assets.

  Total receivables at December 31, 1997 consist of $8.6 billion of domestic receivables and $2.1 billion of foreign receivables. Of the foreign receivables, $2.0 billion represent factored accounts receivable of which $1.8 billion relate to Factofrance and $0.2 billion are from the other foreign consolidated subsidiaries. Total receivables at December 31, 1996 consist of $8.2 billion of domestic receivables and $301 million of foreign receivables.

 Diversification of Credit Risk--

  Concentrations of lending assets of 5% or more at December 31, 1997 and 1996, based on the standard industrial classification of the borrower, are as follows:

                                                         DECEMBER 31,
                                                 -----------------------------
                                                      1997           1996
                                                 -------------- --------------
                                                 AMOUNT PERCENT AMOUNT PERCENT
                                                 ------ ------- ------ -------
                                                     (DOLLARS IN MILLIONS)
      General industrial machines...............  $637      6%   $500      6%
      Food, grocery and other miscellaneous
       retail...................................   603      6     669      8
      Business services.........................   556      5     435      5
      Department and general merchandise retail
       stores...................................   511      5     987     12

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

  The general industrial machines classification is distributed among machinery used for many different industrial applications. The majority of lending assets in the food, grocery and miscellaneous retail category are revolving and term facilities with borrowers primarily in the business of manufacturing and retailing of food products. Business services is primarily comprised of computer and data processing services, credit reporting and collection, and miscellaneous business services. The department and general merchandise retail stores category is primarily comprised of factored accounts receivable which represent short-term trade receivables from numerous customers.

 Contractual Maturity of Loan Receivables--

  The contractual maturities of the Company's receivables at December 31, 1997, which are presented in the table below, should not be regarded as a forecast of cash flows (in millions):

                                                                AFTER
                                  1998   1999   2000  2001 2002  2002   TOTAL
                                 ------ ------ ------ ---- ---- ------ -------
   Commercial loans............. $  677 $  650 $  571 $494 $621 $1,258 $ 4,271
   Real estate loans............    375    179    158  205  100  1,221   2,238
   Factored accounts
    receivable..................  2,223    --     --   --   --     --    2,223
   Equipment loans and leases...    504    398    321  266  171    330   1,990
                                 ------ ------ ------ ---- ---- ------ -------
     Total...................... $3,779 $1,227 $1,050 $965 $892 $2,809 $10,722
                                 ====== ====== ====== ==== ==== ====== =======

  Commercial loans consist principally of asset based and corporate finance receivables. Asset based receivables are collateralized by receivables, inventory, or property, plant and equipment owned by the borrowers. Real estate loans are principally collateralized by first mortgages on commercial and residential real estate. Corporate finance receivables are predominantly collateralized by senior liens on the borrower's assets. Factored accounts receivable are purchased from clients and the Company provides credit and collection services in return for a commission. Equipment loans and leases are secured by the underlying equipment and the Company may have at least partial recourse to the equipment vendor. Of the loans maturing after 1998, $2.7 billion have fixed interest rates and $4.2 billion have floating interest rates.

 Impaired Receivables, Repossessed Assets, and Troubled Debt Restructurings--

  The Company does not recognize interest and fee income on impaired receivables classified as nonearning and on repossessed assets, which are set forth in the following table:

                                                                     DECEMBER
                                                                        31,
                                                                     ----------
                                                                     1997  1996
                                                                     ----  ----
                                                                     (DOLLARS
                                                                        IN
                                                                     MILLIONS)
      Impaired receivables.......................................... $141  $264
      Repossessed assets............................................   14    14
                                                                     ----  ----
        Total nonearning assets..................................... $155  $278
                                                                     ====  ====
      Ratio of total nonearning assets to total lending assets......  1.4%  3.3%
      Ratio of allowance for losses to nonearning assets............  168    81

  Nonearning assets include $19 million and $25 million in 1997 and 1996, respectively, for consolidated international subsidiaries.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

  The average investment in impaired receivables was $236 million and $283 million for the years ended December 31, 1997 and 1996 respectively.

  The Company had $13 million and $14 million of loans that are considered troubled debt restructurings at December 31, 1997 and December 31, 1996, respectively. The following table indicates the effect on income if interest on nonearning impaired receivables and troubled debt restructurings outstanding at year-end had been recognized at original contractual rates during the year:

                                 FOR THE YEAR ENDED      FOR THE YEAR ENDED
                                    DECEMBER 31,            DECEMBER 31,
                                ----------------------  ----------------------
                                 1997    1996    1995    1997    1996    1995
                                ------  ------  ------  ------  ------  ------
                                      DOMESTIC                FOREIGN
                                ----------------------  ----------------------
                                              (IN MILLIONS)
      Interest income which
       would have been
       recorded................ $   16  $   40  $   40  $   12  $    6  $    3
      Interest income
       recorded................      3      13      20       1       1       1
                                ------  ------  ------  ------  ------  ------
      Effect on interest
       income.................. $   13  $   27  $   20  $   11  $    5  $    2
                                ======  ======  ======  ======  ======  ======

 Loan Modifications--

  The Company had $13 million of receivables at December 31, 1997 that were restructured at a market rate of interest and written down from the original loan balance. The recorded investment of these receivables is expected to be fully recoverable. Interest income of approximately $1 million has been recorded on these receivables under modified terms, along with approximately $1 million of cash interest collections during 1997. At December 31, 1997, the Company was not committed to lend significant additional funds under the restructured agreements.

 Allowance for Losses--

  The changes in the allowance for losses of receivables and repossessed assets were as follows:

                                                                FOR THE YEAR
                                                               ENDED DECEMBER
                                                                    31,
                                                               ----------------
                                                               1997  1996  1995
                                                               ----  ----  ----
                                                               (IN MILLIONS)
      Balance at the beginning of the year.................... $225  $231  $237
        Provision for losses..................................  164   103   223
        Writedowns............................................ (169) (163) (259)
        Recoveries............................................   23    55    28
        Factofrance consolidation.............................   18   --    --
        Transfers and other...................................  --     (1)    2
                                                               ----  ----  ----
      Balance at the end of the year.......................... $261  $225  $231
                                                               ====  ====  ====

  A valuation allowance for repossessed assets of $2 million at December 31, 1995 is included in other assets on the balance sheet. Writedowns occurring at the time of repossession are considered writedowns of receivables.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

  Impaired receivables with identified reserve requirements were $62 million and $176 million at December 31, 1997 and 1996, respectively.

                                                                   DECEMBER
                                                                      31,
                                                                   ----------
                                                                   1997  1996
                                                                   ----  ----
                                                                   (DOLLARS
                                                                      IN
                                                                   MILLIONS)
      Identified reserve requirements for impaired receivables.... $ 27  $ 57
      Additional allowance for losses of receivables..............  234   168
                                                                   ----  ----
        Total allowance for losses of receivables................. $261  $225
                                                                   ====  ====
      Ratio of total allowance for losses of receivables to
       nonearning impaired receivables............................  185%   85%
                                                                   ====  ====

  The Company maintains an allowance for losses of receivables based upon management's estimate of future possible losses in the portfolio of receivables. Management's estimate is based upon current and forecasted economic conditions, previous loss history and knowledge of clients' financial positions and values of underlying collateral. Changes in these estimates could result in an increase or decrease in the reserve maintained.

4. INVESTMENTS AND OTHER ASSETS

 Investments in International Joint Ventures--

  The following table sets forth a summary of the financial results of the international joint ventures on a combined basis:

                                                                  DECEMBER 31,
                                                                 ---------------
                                                                  1997    1996
                                                                 ------- -------
                                                                   (DOLLARS IN
                                                                    MILLIONS)
      Total receivables......................................... $ 3,356 $ 5,161
      Factoring volume..........................................  18,154  29,501
      Net income................................................      55      90

  The following table shows the investment in international joint ventures by geographic region:

                                                                       DECEMBER
                                                                          31,
                                                                       ---------
                                                                       1997 1996
                                                                       ---- ----
                                                                       (DOLLARS
                                                                          IN
                                                                       MILLIONS)
      Europe.......................................................... $160 $238
      Latin America...................................................   22   20
      Asia-Pacific....................................................   16   14
                                                                       ---- ----
        Total......................................................... $198 $272
                                                                       ==== ====

  The decrease in total receivables, factoring volume, net income and investment in European joint ventures is due to the consolidation of Factofrance.

  The Company owns interests of from 40% to 50% of these joint ventures. The Company's largest investment in international joint ventures is NMB-Heller Holding N.V., which accounts for 54% of the total investments in international joint ventures. NMB-Heller Holding N.V. operates finance companies primarily located in the Netherlands, Germany and the United Kingdom. NMB-Heller Holding N.V. had total assets of $2.3 billion and $1.8 billion, total liabilities of $2.1 billion and $1.6 billion and

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
total stockholders' equity of $0.2 billion at December 31, 1997 and 1996. NMB-Heller Holding N.V. had revenues of $151 million and $157 million, operating expenses of $42 million and $43 million and net income of $35 million and $36 million, for the years ended December 31, 1997 and 1996, respectively.

 Other Investments--

  The following table sets forth a summary of the major components of investments (in millions):

                                                                      DECEMBER
                                                                         31,
                                                                      ---------
                                                                      1997 1996
                                                                      ---- ----
      Investments:
        Real estate investments...................................... $268 $205
        Equity interests and investments.............................  205  171
        Available for sale equity securities.........................   15   43
                                                                      ---- ----
          Equity and real estate investments......................... $488 $419
                                                                      ==== ====
        Available for sale debt securities........................... $311 $223
        Trading securities...........................................  --    28
                                                                      ---- ----
          Debt securities............................................ $311 $251
                                                                      ==== ====
        Equipment on lease........................................... $195 $135
                                                                      ==== ====

  Real estate investments are acquisition, development and construction investment transactions. At December 31, 1997, the Company held investments in 176 projects with balances ranging up to $10 million.

  Equity interests and investments principally include common and preferred stock and investments in limited partnerships and warrants.

  The available for sale equity securities are principally comprised of shares of common stock. Net unrealized holding gains on these securities were $7 million at December 31, 1997, net unrealized holding gains were $28 million at December 31, 1996 and net unrealized holding losses were $2 million at December 31, 1995. These amounts are recorded in stockholders' equity on a net of tax basis.

  The available for sale debt securities consist of purchased investments in debt securities which mature on various dates through 2015 as well as $79 million of subordinated securities retained in connection with the 1994 and 1995 securitizations of certain receivables on mobile home parks, self storage facilities and limited service hotels. The subordinated securities mature on various dates through 2005 based on the related stated maturity dates of the underlying receivables. The Company has established a reserve of $2 million for possible losses related to the subordinated securities, which is included in other payables and accruals on the consolidated balance sheet. No losses have been realized on these securities to date. Net unrealized holding gains on total available for sale debt securities were $6 million at December 31, 1997 and net unrealized holding losses were $7 million at December 31, 1996 and 1995. These amounts are recorded in stockholder's equity on a net of tax basis. Cash and cash equivalents includes $3 million of short-term debt securities at December 31, 1997, which are available for sale.

  The Company had realized gains from sales of total investment securities of $119 million, $106 million and $133 million during the year ended December 31, 1997, 1996 and 1995, respectively, and

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
had realized losses and writedowns totaling $50 million, $103 million and $59 million for 1997, 1996 and 1995, respectively. Proceeds from the sale of equity investments may be subject to normal post-closing adjustments, the impact of which is estimated at the time of closing.

  Included in cash and cash equivalents at December 31, 1997 and 1996, respectively, are $664 million and $198 million of short-term debt securities that are held to maturity.

  In 1996, the Company held certain dollar denominated investments in debt and equity securities in Brazil which were classified as trading securities. Net gains of $3 million, $3 million and $4 million related to these investments were recorded in income for the years ended December 31, 1997, 1996 and 1995, respectively. These investments were liquidated during 1997.

  Equipment on lease is comprised of aircraft and related equipment. Noncancellable future minimum rental receipts under the leases are $24 million, $21 million, $21 million, $16 million and $9 million for 1998 through 2002. All equipment was under lease as of December 31, 1997.

 Other Assets--

  The following table sets forth a summary of the major components of other assets:

                                                                      DECEMBER
                                                                         31,
                                                                      ---------
                                                                      1997 1996
                                                                      ---- ----
                                                                         (IN
                                                                      MILLIONS)
      Other Assets:
        Repossessed assets..........................................  $ 14 $ 14
        Deferred income tax benefits, net of allowance of $2 and $16
         in 1997 and 1996, respectively.............................   163  127
        Goodwill....................................................    82   13
        Non-Compete Agreement.......................................    15  --
        Prepaid expenses and other assets...........................    76   56
        Net advances to affiliates..................................   --    20
        Furniture, fixtures and equipment...........................    37   19
                                                                      ---- ----
          Total other assets........................................  $387 $249
                                                                      ==== ====

  Noncash investing activities which occurred during the period ended December 31, 1997 include $17 million of receivables which were classified as repossessed assets. During 1996, $15 million of receivables were classified as repossessed assets. See Note 14 for additional information on deferred income tax benefits.

5. SENIOR DEBT

  Commercial paper and short-term borrowings--The Company uses commercial paper to finance its domestic operations and short-term borrowings are used by the consolidated international subsidiaries to finance international operations. Total commercial paper borrowings represent 27% of total debt at December 31, 1997. Combined commercial paper and short-term borrowings represent 36% of total debt at December 31, 1997.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

  The following table is a summary of the Company's commercial paper and short-term borrowings as of December 31, 1997 and 1996:

                                                                  DECEMBER 31,
                                                                  -------------
                                                                   1997   1996
                                                                  ------ ------
                                                                  (IN MILLIONS)
      Domestic commercial paper.................................. $2,279 $2,576
      Factofrance commercial paper...............................    281    --
      Factofrance short-term borrowings..........................    685    --
      Other consolidated subsidiaries short-term borrowings......    187    169
                                                                  ------ ------
        Commercial paper and short-term borrowings............... $3,432 $2,745
                                                                  ====== ======

  The table below sets forth information concerning the Company's domestic commercial paper borrowings. The average interest rates and average borrowings are computed based on the average daily balances during the year. The Company issues commercial paper with maturities ranging up to 270 days.

                                                        1997    1996    1995
                                                       ------  ------  ------
                                                           (DOLLARS IN
                                                            MILLIONS)
      Commercial Paper--domestic:
        Average interest rate--
          During the year.............................   5.67%   5.50%   5.96%
          During the year, including the effect of
           commitment fees............................   5.78    5.65    6.10
          At year-end, including the effect of
           commitment fees............................   5.99    5.63    5.96
        Average borrowings............................ $2,917  $2,367  $2,483
        Maximum month-end borrowings..................  3,264   2,613   2,860
        End of period borrowings......................  2,279   2,576   2,067

  Factofrance commercial paper issued as of December 31, 1997 had an average interest rate of 3.46% and its short-term borrowings at December 31, 1997 had an average interest rate of 3.72%. Factofrance uses primarily short-term debt and commercial paper to fund its assets which are short-term in nature.

  Available credit and asset sale facilities--At December 31, 1997, the Company had total committed credit and asset sale facilities of $4.0 billion, and available credit and asset sale facilities of $3.5 billion. This includes $267 million of additional alternative liquidity which is available by discounting eligible French receivables with the French Central Bank since Factofrance is a registered financial institution in France. In addition, the Company has $36 million available credit under two foreign currency revolving credit agreements.

  The Company has a bank credit facility which provides $3.0 billion of liquidity support. This bank credit facility is comprised of two equal facilities, a 364-day facility expiring April 7, 1998 and a 5-year facility expiring April 8, 2002. The one-year credit facility includes a term loan option which expires one year after the option exercise date. The terms of the revised bank credit facilities require the Company to maintain stockholders' equity of $900 million until March 31, 1998 and $1 billion thereafter. Under the terms of the debt covenants of the agreement, the Company could have borrowed an additional $6.1 billion of debt at December 31, 1997.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

  The Company has a factored accounts receivable sale facility which allows the Company to sell an undivided interest of up to $550 million in a designated pool of its factored accounts receivable to five bank-sponsored conduits. The Company had sold approximately $500 million of receivables under this facility as of December 31, 1997. The underlying liquidity support for the conduits is provided by unaffiliated entities. One of the conduits has an operating agreement with Fuji Bank.

  During December 1997, the Company established a $400 million secured committed warehouse line, available to finance fixed rate commercial mortgage loans which expires in June 1998. The Company drew down $200 million under this facility which is included as part of the Company's domestic commercial paper borrowings above. This amount was repaid during January, 1998.

  Notes and debentures--The scheduled maturities of debt outstanding at December 31, 1997, other than commercial paper and short-term borrowings and excluding the unamortized premium of $2 million, are as follows:

                                     SCHEDULED MATURITIES AT DECEMBER 31,
                                 ---------------------------------------------
                                                                  AFTER
                                  1998   1999   2000  2001  2002  2002  TOTAL
                                 ------ ------ ------ ----- ----- ----- ------
                                             (DOLLARS IN MILLIONS)
   Various fixed rate notes and
    debentures.................. $1,050 $1,052 $  920 $ 213 $ 516 $ 200 $3,951
     Fixed weighted average
      rate......................  8.17%  7.28%  5.22% 6.54% 6.62% 6.98%  6.90%
   Various floating rate notes
    and debentures.............. $  952 $  860 $  152 $  25 $  45 $  17 $2,051
     Floating weighted average
      rate......................  4.84%  5.98%  6.08% 6.11% 6.11% 3.86%  5.44%
   Total notes and debentures... $2,002 $1,912 $1,072 $ 238 $ 561 $ 217 $6,002

  Notes redeemable solely at the option of the Company prior to the final maturity date are reflected in the table above as maturing on their contractual maturity date. During the year, the Company issued $200 million of fixed rate notes due August 15, 2009, which are callable or putable on August 15, 1999. These notes are reflected in the table above as maturing after 2002.

  The Company's various fixed and floating rate notes and debentures are denominated in U.S. dollars, Japanese yen and French francs. In order to fix the exchange rate of Japanese yen to U.S. dollars on the yen denominated debt, the Company has entered into cross currency interest rate swap agreements. In order to convert certain of the Company's fixed rate debt to floating rate debt and vice-versa, the Company has entered into interest rate swap agreements. The following table provides the year-end weighted average interest rate of the U.S. dollar and Japanese yen denominated debt before and after the effect of the swap agreements. The Company has $31 million of French franc denominated fixed rate debt and $17 million of French franc denominated variable rate debt which support French franc denominated assets.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

                                            WEIGHTED AVERAGE INTEREST RATE
                            ---------------------------------------------------------------
                                        BEFORE AFTER              BEFORE AFTER
                                        EFFECT EFFECT  VARIABLE   EFFECT EFFECT
                            FIXED DEBT    OF     OF      DEBT       OF     OF   TOTAL DEBT
                            OUTSTANDING  SWAP   SWAP  OUTSTANDING  SWAP   SWAP  OUTSTANDING
                            ----------- ------ ------ ----------- ------ ------ -----------
                                                 (DOLLARS IN MILLIONS)
   1997:
   United States dollar....   $3,614     7.22%  6.72%   $1,834     5.94%  5.95%   $5,448
   Japanese yen............      306     3.26   6.10       200     1.07   6.59       506
                              ------                    ------                    ------
     Total.................   $3,920     6.91%  6.67%   $2,034     5.46%  6.01%   $5,954
                              ======                    ======                    ======
   1996:
   United States dollar....   $2,453     7.68%  6.76%   $1,531     5.70%  5.71%   $3,984
   Japanese yen............      452     3.43   5.87       328     0.87   6.12       780
                              ------                    ------                    ------
     Total.................   $2,905     7.02%  6.62%   $1,859     4.85%  5.78%   $4,764
                              ======                    ======                    ======

  The contractual interest rates for the U.S. dollar denominated fixed rate debt range between 5.63% and 9.63% at December 31, 1997 and 1996. The contractual rates on the U.S. dollar denominated floating rate debt are based primarily on indices such as the Constant Maturity Treasury Index less a range of .12% to .40%, the Federal Funds rate plus .40%, the three-month Treasury Bill rate plus .46%, the one-month London Inter-Bank Offered Rate ("LIBOR") plus .07% to .14%, three-month LIBOR plus .02% to .75%, six-month LIBOR plus
 .25% or the Prime rate less 2.59% to 2.80%.

6. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

  The Company is a party to several types of agreements involving financial instruments with off-balance sheet risk. These instruments are used to meet the financing needs of borrowers and to manage the Company's own exposure to interest rate and currency exchange rate fluctuations. These instruments principally include interest rate swap agreements, forward currency exchange contracts, purchased options, loan commitments, letters of credit and guarantees.

  Derivative financial instruments used for risk management purposes--The Company utilizes derivatives as an integral part of its asset/liability management program to reduce its overall level of financial risk. These derivatives, particularly interest rate swap agreements, are used to lower funding costs, diversify sources of funding or alter interest rate exposure arising from mismatches between assets and liabilities. The Company's derivative instruments are entirely related to accomplishing these risk management objectives, which arise from normal business operations. The Company is not an interest rate swap dealer nor is it a trader in derivative securities, and it has not used speculative derivative products for the purpose of generating earnings from changes in market conditions.

  Before entering into a derivative agreement, management determines that an inverse correlation exists between the value of the hedged item and the value of the derivative. At the inception of each agreement, management designates the derivative to specific assets, pools of assets or liabilities. The risk that a derivative will become an ineffective hedge is generally limited to the possibility that an asset or liability being hedged will prepay before the related derivative expires. Accordingly, after inception of a hedge, asset/liability managers monitor its effectiveness through an ongoing review of the amounts and maturities of assets, liabilities and swap positions. This information is reported to the Company's Financial Risk Management Committee ("FRMC") whose members include the Company's Chairman, Chief Financial Officer and Treasurer. The FRMC determines the direction the Company will take with respect to its asset/liability position. The asset/liability position of the Company and the related activities of the FRMC are reported regularly to the Executive Committee of the Board of Directors and to the Board of Directors.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

  The following table summarizes the notional amounts of the Company's interest rate swap agreements, foreign exchange contracts, purchased options and interest rate cap agreements as of December 31, 1997 and 1996. The credit risk associated with these instruments is limited to amounts earned but not collected and to any additional amounts which may be incurred to replace the instrument under then current market conditions. These amounts will increase or decrease during the life of the instruments as interest rates and foreign exchange rates fluctuate, and are substantially less than the notional amounts of these agreements. The Company manages this risk by establishing minimum credit ratings for each counterparty and by limiting the exposure to individual counterparties as measured by the total notional amount and the current replacement cost of existing agreements. The Company has not experienced nonperformance by any counterparty related to its derivative financial instruments.

                                                                   CONTRACT OR
                                                                    NOTIONAL
                                                                     AMOUNT
                                                                  -------------
                                                                   1997   1996
                                                                  ------ ------
                                                                  (IN MILLIONS)
      Interest rate swap agreements.............................. $4,553 $2,634
      Cross currency interest rate swap agreements...............    612    780
      Basis swap agreements......................................  1,470  1,255
      Spot and forward currency exchange contracts...............    623    262
      Purchased options..........................................     74     42
      Interest rate cap agreements...............................    --       2

  Interest rate swaps are primarily used to convert fixed rate financings to variable rate debt. Less frequently, when the issuance of debt denominated in a foreign currency is deemed more cost effective, cross currency interest rate swaps are employed to convert foreign currency denominated debt to U.S. dollar denominated debt and U.S. based indices. The Company also uses swap agreements to alter the characteristics of specific asset pools to more closely match the interest terms of the underlying financing. These agreements enhance the correlation of the interest rate and currency characteristics of the Company's assets and liabilities and thereby mitigate its exposure to interest rate volatility. Basis swap agreements involve the exchange of two different floating rate interest payment obligations and are used to manage the risk between different floating rate indices. The Company has entered into $160 million of interest rate swaps effective during 1998 which have the effect of converting fixed rate obligations to a variable rate. The amount of these interest rate swaps is not included in the table above.

  Forwards are contracts for the delivery of an item in which the buyer agrees to take delivery of an instrument or currency at a specified price and future date. To minimize the effect of exchange rate movements in the currencies of foreign countries, in which certain of its subsidiaries and investments are located, the Company will periodically enter into forward currency exchange contracts or purchase options. These financial instruments serve as hedges of its foreign investment in international subsidiaries and joint ventures or effectively hedge the translation of the related foreign currency income. The Company also periodically enters into forward contracts to hedge receivables denominated in foreign currencies or may purchase foreign currencies in the spot market to settle a foreign currency denominated liability.

  Commitments, letters of credit and guarantees--The Company generally enters into various commitments, letters of credit and guarantees in response to the financing needs of its customers. As many of the agreements are expected to expire unused, the total commitment amount does not necessarily represent future cash requirements. The credit risk involved in issuing these instruments is

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
essentially the same as that involved in extending loans to borrowers and the credit quality and collateral policies for controlling this risk are similar to those involved in the Company's normal lending transactions. The contractual amount of the Company's commitments, letters of credit and guarantees are shown below:

                                                                    CONTRACT
                                                                     AMOUNT
                                                                  -------------
                                                                   1997   1996
                                                                  ------ ------
                                                                  (IN MILLIONS)
      Loan commitments........................................... $2,154 $1,959
      Letters of credit and financial guarantees.................    754    561
      Factoring credit guarantees................................    285    286
      Investment commitments.....................................    130    106

  Commitments to fund new and existing borrowers generally have fixed expiration dates and termination clauses and typically require payment of a fee. Letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a borrower or an affiliate to a third party. At December 31, 1997, the contractual amount of guarantees includes $7 million related to affiliates. For factoring credit guarantees, the Company receives a fee for guaranteeing the collectibility of certain factoring clients' accounts receivable. Under this arrangement, clients generally retain the responsibility for collection and bookkeeping. Losses related to these services historically have not been significant.

7. LEGAL PROCEEDINGS

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

8. RENTAL COMMITMENTS

  The Company and its consolidated subsidiaries have minimum rental commitments under noncancellable operating leases at December 31, 1997, as follows (in millions):

             1998................................. $17
             1999.................................  15
             2000.................................  14
             2001.................................  13
             2002.................................  12
             Thereafter...........................  20
                                                   ---
                                                   $91
                                                   ===

  The total rent expense, net of rental income from subleases, was $30 million, $23 million and $18 million for the years ended December 31, 1997, 1996 and 1995, respectively.

9. PREFERRED STOCK

  Cumulative Perpetual Senior Preferred Stock ($.01 Par Value; stated value, $25; 8.125%; 5,000,000 shares authorized and outstanding)--The Company's Cumulative Perpetual Senior

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

Preferred Stock, Series A ("Series A Preferred Stock") is not redeemable prior to September 22, 2000. On or after that date, the Perpetual Preferred Stock will be redeemable at the option of the Company, in whole or in part, at a redemption price of $25 per share, plus accrued and unpaid dividends. The Series A Preferred Stock has an annual dividend rate of 8.125%. Dividends are cumulative and payable quarterly. The Series A Preferred Stock ranks senior with respect to payment of dividends and liquidation to other preferred stock of the Company that is not designated as Cumulative Senior Perpetual Preferred Stock.

  Noncumulative Perpetual Senior Preferred Stock ($.01 Par Value; stated value, $100; 6.687%; 1,500,000 shares authorized and outstanding)--In June, 1997, the Company issued 1,500,000 shares of 6.687% Noncumulative Perpetual Senior Preferred Stock, Series B ("Series B Preferred Stock"), at $100 per share and received proceeds of $150 million less underwriting costs of two percent. The shares were initially sold to Lehman Brothers, Inc., Chase Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, each of whom agreed to offer or sell such shares only to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933 and to a limited number of institutional accredited investors pursuant to Regulation D under the Securities Act. Effective January 1998, the Company exchanged 6.687% Fixed Rate Noncumulative Perpetual Senior Preferred Stock, Series C ("Series C Preferred Stock") for all formerly outstanding Series B Preferred Stock. Series C Preferred Stock remains outstanding and is registered with the Securities and Exchange Commission. The Series C Preferred Stock is not redeemable prior to August 15, 2007. On or after such date, the Series C Preferred Stock will be redeemable at the option of the Company, in whole or in part, at a redemption price of $100 per share, plus any accrued and unpaid dividends.

  Conversion of Convertible Preferred Stock--In May 1997, HIC converted all of its shares of Cumulative Convertible Preferred Stock, Series D ("Series D Preferred Stock"), no par value, 1/2% under prime, into common stock of the Company. No shares of the Series D Preferred Stock remain outstanding. The conversion was accounted for as a stock dividend and therefore has been retroactively reflected in the consolidated financial statements. Also all dividends paid on the Series D Preferred Stock have been retroactively reclassified to common dividends.

  Redeemable Preferred Stock--The Company has authorized the issuance of 100,000 shares of a series of preferred stock designated NW Preferred Stock, Class B (No Par Value) ("NW Preferred Stock"), pursuant to the Keep Well Agreement between the Company and Fuji Bank, dated as of April 23, 1983 and as subsequently amended (the "Keep Well Agreement"), wherein, among other things, Fuji Bank has agreed to purchase NW Preferred Stock in an amount required to maintain the Company's stockholders' equity at $500 million. The Company's stockholders' equity was $1,678 million at December 31, 1997. If and when issued, dividends will be paid quarterly on NW Preferred Stock at a rate per annum equal to 1% over the three-month LIBOR. Subject to certain conditions, NW Preferred Stock will be redeemable at the option of the holder within a specified period of time after the end of a calendar quarter in an aggregate amount not greater than the excess of the stockholders' equity of the Company as of the end of such calendar quarter over $500 million and at a redemption price equal to the price paid for such stock plus accumulated dividends. No purchases of NW Preferred Stock have been made by Fuji Bank under the Keep Well Agreement.

10. DIVIDEND RESTRICTIONS AND PAYMENTS

  Dividends may legally be paid only out of the Company's surplus, as determined under the provisions of the Delaware General Corporation Law, or net profits for either the current or preceding fiscal year, or both. In addition, the Company is prohibited from paying dividends on Common Stock

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
unless all current and full cumulative dividends on the Series A Preferred Stock and the current dividends on the Series C Preferred Stock have been paid. In addition, the Company is prohibited from paying dividends on any other preferred stock that ranks, with respect to the payment of dividends, equal or junior to the Series A Preferred Stock or the Series C Preferred Stock, unless all current and full cumulative dividends on the Series A Preferred Stock and Series C Preferred Stock have been paid.

  The Company declared and paid dividends on the Series A Preferred Stock of $10 million in 1997 and 1996 and declared and paid dividends of $4 million on the Series B Preferred Stock during 1997. Common Stock dividends paid in 1997 consisted of $43 million paid in cash and $26 million paid in the form of International Group Preferred Stock. The Company paid cash dividends of $58 million in 1996.

11. FEES AND OTHER INCOME

  Non-Interest Income: The following table summarizes the Company's non-interest income for the years ended December 31, 1997, 1996 and 1995:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                                 --------------
                                                                 1997 1996 1995
                                                                 ---- ---- ----
                                                                 (IN MILLIONS)
      Fee income and other...................................... $ 84 $52  $ 49
      Net investment gains......................................   69   3    74
      Participation income......................................   27  24    24
      Gains on securitization of receivables....................   26 --      1
                                                                 ---- ---  ----
        Total................................................... $206 $79  $148
                                                                 ==== ===  ====

  Fee income and other includes servicing income, late fees, prepayment fees, other miscellaneous fees and equipment residual gains.

12. OPERATING EXPENSES

  The following table sets forth a summary of the major components of operating expenses:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                                 --------------
                                                                 1997 1996 1995
                                                                 ---- ---- ----
                                                                 (IN MILLIONS)
      Salaries and other compensation........................... $214 $154 $135
      Space costs...............................................   30   23   18
      Legal and consulting costs................................   26   12    9
      Equipment costs...........................................   17   12   13
      Travel and entertainment..................................   15   12   10
      Business acquisition costs................................   15    9    6
      Goodwill and noncompete agreement amortization............    6    1    1
      Other.....................................................   34   24   24
                                                                 ---- ---- ----
        Total................................................... $357 $247 $216
                                                                 ==== ==== ====

  Of the increase in operating expenses in 1997, $59 million related to the consolidation of Factofrance in April, 1997.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

13. BENEFIT PLANS AND OTHER POST RETIREMENT BENEFITS

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

                                                              SUPPLEMENTAL
                                                               RETIREMENT
                                     DEFINED BENEFIT PLAN         PLAN
                                     ----------------------  ----------------
                                          YEAR ENDED           YEAR ENDED
                                         DECEMBER 31,         DECEMBER 31,
                                     ----------------------  ----------------
                                      1997    1996    1995   1997  1996  1995
                                     ------  ------  ------  ----  ----  ----
                                            (DOLLARS IN MILLIONS)
   Actuarial present value of
    benefit obligations
     Vested benefit obligation...... $   26  $   21  $   17  $  1  $  2  $  2
     Nonvested benefit obligation...      4       3       3   --    --    --
                                     ------  ------  ------  ----  ----  ----
   Accumulated benefit obligation...     30      24      20     1     2     2
   Effect of projecting future
    salary increases on past
    service.........................     17      14      12     3     2     2
                                     ------  ------  ------  ----  ----  ----
   Projected benefit obligation.....     47      38      32     4     4     4
   Plan assets at market value......     42      37      34   --    --    --
                                     ------  ------  ------  ----  ----  ----
   Plan assets in excess of (less
    than) projected benefit
    obligation...................... $   (5) $   (1) $    2  $ (4) $ (4) $ (4)
                                     ======  ======  ======  ====  ====  ====
   Assumptions:
   Discount rate....................   7.25%   7.75%   7.25% 7.25% 7.75% 7.25%
   Expected return on assets........   9.00    9.00    9.00   N/A   N/A   N/A
   Rate of salary increases.........   6.00    6.00    6.00  6.00  6.00  6.00

  Components of net pension cost for the defined benefit plan for the following periods are:

                                                    DEFINED BENEFIT PLAN
                                                    ------------------------
                                                    YEAR ENDED DECEMBER
                                                            31,
                                                    ------------------------
                                                     1997     1996     1995
                                                    ------   ------   ------
                                                       (IN MILLIONS)
   Service cost-benefits earned during the year.... $    3   $    3   $    2
   Interest accrued on projected benefit
    obligation.....................................      3        2        2
   Actual return on assets.........................     (6)      (3)      (6)
   Net amortization and deferral...................      2       --        3
                                                    ------   ------   ------
     Net periodic pension cost..................... $    2   $    2   $    1
                                                    ======   ======   ======

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

  The Supplemental Retirement Plan had a net periodic pension cost of approximately $1 million in the years ended December 31, 1997, 1996 and 1995.

  The prepaid pension cost (liability) of the defined benefit and supplemental retirement plans were as follows:

                                                               SUPPLEMENTAL
                                               DEFINED          RETIREMENT
                                             BENEFIT PLAN          PLAN
                                            ----------------  ----------------
                                              YEAR ENDED        YEAR ENDED
                                             DECEMBER 31,      DECEMBER 31,
                                            ----------------  ----------------
                                            1997  1996  1995  1997  1996  1995
                                            ----  ----  ----  ----  ----  ----
                                                    (IN MILLIONS)
   Plan assets in excess of (less than)
    projected benefit obligation........... $(5)  $(1)  $ 2   $ (4) $ (4) $ (4)
   Unrecognized prior service (asset)
    cost...................................  (1)   (1)   (1)     2     2     1
   Unrecognized net (gain) loss from past
    experience different from that
    assumed................................   4     2     2     (2)   (1)    1
   Unrecognized net asset from initial
    application............................  (1)   (1)   (1)   --    --    --
                                            ---   ---   ---   ----  ----  ----
     Pension (liability) prepaid cost...... $(3)  $(1)  $ 2   $ (4) $ (3) $ (2)
                                            ===   ===   ===   ====  ====  ====

  The Company adjusts the discount and salary rates, as well as the rates of return on assets, to reflect market conditions at the measurement date. Changes in these assumptions will impact the amount of the pension expense in future years. The change in the discount rate at December 31, 1997 is expected to increase pension expense by $1 million in 1998. The change in the discount rate at December 31, 1996 decreased 1997 pension expense by $1 million. The Company maintained the salary rate assumption at 6% at December 31, 1997, based on the Company's experience.

  The Company also provides health care benefits for eligible retired employees and their eligible dependents. The following table presents the funded status of the post-retirement benefits other than pensions of active and retired employees as of December 31, 1997, 1996 and 1995.

                                                           POST-RETIREMENT
                                                          HEALTH CARE PLAN
                                                          -------------------
                                                            DECEMBER 31,
                                                          -------------------
                                                          1997   1996   1995
                                                          -----  -----  -----
                                                             (DOLLARS IN
                                                              MILLIONS)
      Accumulated postretirement obligation:
        Retirees......................................... $   5  $   4  $   4
        Fully eligible active plan participants..........     2      1      1
        Other active plan participants...................     3      2      2
                                                          -----  -----  -----
          Total unfunded accumulated postretirement
           benefit obligation............................    10      7      7
      Unrecognized net gain (loss) from past experience
       different from that assumed.......................    (1)     1      1
      Unrecognized net asset from initial application....    (5)    (6)    (6)
                                                          -----  -----  -----
          Accrued postretirement benefit cost............ $   4  $   2  $   2
                                                          =====  =====  =====
      Assumptions:
        Discount rate....................................  7.25%  7.75%  7.25%

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

  The Company adjusts the discount, salary and health care cost trend rates to reflect market conditions at the measurement date. Changes in these assumptions will impact the amount of the benefit expense in future years. The accumulated postretirement benefit obligation, under the terms of the amended healthcare plan, was calculated using relevant actuarial assumptions and health care cost trend rates projected at annual rates ranging from 9.0% in 1997 to 5.5% in 2004 and thereafter. The effect of a 1.0% annual increase in these assumed cost trend rates would increase the accumulated postretirement benefit obligation by $1 million, while annual service and interest cost components in the aggregate would not be materially affected. The change in the discount rate at December 31, 1997 had no effect on the 1997 expense and is expected to increase 1998 expense by less than $1 million. The change in the discount rate at December 31, 1996 decreased the 1997 expense by less than $1 million. The unamortized balance of the transition asset was $5 million at December 31, 1997 and $6 million at December 31, 1996 and 1995. The net periodic postretirement benefit cost was $1 million for the years ended December 31, 1997, 1996 and 1995.

  The Company has an Executive Deferred Compensation Plan (the "Plan"), a nonqualified deferred compensation plan, in which certain employees of HIC and the Company may elect to defer a portion of their annual compensation on a pre-tax basis. The amount deferred remains an asset of the Company and may be invested in any of certain mutual funds at the participant's direction. Payment of amounts deferred are made in a lump sum or in annual installments over a five, ten or fifteen year period as determined by the participant. Plan assets were approximately $24 million and $13 million at December 31, 1997 and 1996, respectively. Earnings on plan assets totaled $5 million and $1 million in 1997 and 1996, respectively, and are included as part of fees and other income, while the offsetting compensation expense amount is included in operating expenses.

  The Company has long-term incentive plans in which participants receive performance units that are granted at the beginning of a three year performance period. The value of a performance unit is based on the three year average return on equity target for the Company. The total expense related to the long-term incentive plans was $3 million in 1997 and $3 million in 1996 and $2 million in 1995.

14. INCOME TAXES

  The provision for income taxes is summarized in the following table:

                                                              1997  1996  1995
                                                              ----  ----  ----
                                                              (IN MILLIONS)
      Current:
        Federal.............................................. $107  $ 60  $116
        Utilization of investment and foreign tax credits....  (46)  (29)  (22)
                                                              ----  ----  ----
          Net federal........................................   61    31    94
        State................................................    5    (4)    2
        Foreign..............................................   19     4     3
                                                              ----  ----  ----
          Total current......................................   85    31    99
                                                              ----  ----  ----
      Deferred:
        Federal..............................................  (17)   11   (43)
        State................................................   (2)    1    (7)
                                                              ----  ----  ----
          Total deferred.....................................  (19)   12   (50)
                                                              ----  ----  ----
                                                              $ 66  $ 43  $ 49
                                                              ====  ====  ====

  Although the Company files a consolidated U.S. tax return with HIC, the Company reports income tax expense as if it were a separate taxpayer and records deferred tax benefits for deductible temporary differences if it is more likely than not that these benefits will be realized. Included in income tax expense are amounts relating to the International Group, which files a separate United States

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
federal income tax return. United States federal income taxes paid by International Group amounted to $3 million in 1997 and $5 million in 1996.

  Under the terms of the tax allocation agreement between HIC and the Company, as amended, each company covered by the agreement calculates its current and deferred income taxes based on its separate company taxable income or loss, utilizing separate company net operating losses, tax credits, capital losses and deferred tax assets or liabilities. In accordance with the provisions of the current tax allocation agreement, net payments of $73 million, $43 million and $70 million were made to HIC in 1997, 1996 and 1995, respectively.

  The reconciliation between the statutory federal income tax provision and the actual effective tax provision for each of the three years ended December 31 is as follows:

                                                             1997  1996  1995
                                                             ----  ----  ----
                                                             (IN MILLIONS)
      Tax provision at statutory rate....................... $ 82  $ 64  $ 63
      State and foreign income taxes, net of federal income
       tax effects..........................................   23     8     4
      Income of foreign subsidiaries and joint ventures and
       foreign tax credit utilization.......................  (32)  (13)  (12)
      Net foreign tax rate differential.....................  --    --      4
      Resolution of tax issues..............................   (2)   (7)  (13)
      Other, net............................................   (5)   (9)    3
                                                             ----  ----  ----
                                                             $ 66  $ 43  $ 49
                                                             ====  ====  ====

  The significant components of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are shown below:

                                                                    DECEMBER
                                                                       31,
                                                                    ----------
                                                                    1997  1996
                                                                    ----  ----
                                                                       (IN
                                                                    MILLIONS)
      Deferred Tax Assets:
        Allowance for loan losses.................................. $ 97  $ 77
        Repossessed properties.....................................  --      1
        Foreign tax credits........................................    8    16
        Alternative minimum tax credit carryforward................  --      1
        Net operating losses.......................................   41    28
        Equity interests and other investments.....................   22    10
        Terminated swap income.....................................    5    17
        Accrued expenses...........................................   25    18
                                                                    ----  ----
      Gross deferred tax assets....................................  198   168
      Valuation allowance..........................................   (8)  (16)
                                                                    ----  ----
      Gross deferred tax assets, net of valuation allowance........  190   152
      Deferred Tax Liabilities:
        Repossessed properties..................................... $ (6) $--
        Fixed assets and deferred income from lease financing......  (17)  (17)
        Unrealized appreciation of securities available for sale...   (4)   (8)
                                                                    ----  ----
      Gross deferred tax liabilities...............................  (27)  (25)
                                                                    ----  ----
      Net deferred tax asset....................................... $163  $127
                                                                    ====  ====

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

  Provision has not been made for United States or additional foreign taxes on $80 million of undistributed earnings of subsidiaries outside the United States, as those earnings are intended to be reinvested. Such earnings would become taxable upon the sale or liquidation of these international operations or upon the remittance of dividends. Given the availability of foreign tax credits and various tax planning strategies, management believes any tax liability which may ultimately be paid on these earnings would be substantially less than that computed at the statutory federal income tax rate. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against the Company's U.S. tax liability. The amount of withholding tax that would be payable upon remittance of the entire amount of undistributed earnings would be approximately $14 million.

  The Company had unused foreign tax credit carryforwards of $8 million and $16 million at December 31, 1997 and 1996, respectively. Due to substantial restrictions on the utilization of foreign tax credits imposed by the Tax Reform Act of 1986, the Company may not be able to utilize a significant portion of foreign tax credit carryforwards prior to expiration. Accordingly, the Company has recognized a valuation allowance for the amount of foreign tax credits recorded at December 31, 1997 and 1996. Consistent with this approach, the Company reduced income tax expense by $15 million in 1997 representing utilization of such foreign tax credit carryovers.

  The Company has recorded a net deferred tax asset of $163 million as of December 31, 1997. Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are reduced.

15. RELATED PARTIES

  Several financial, administrative or other service arrangements exist between the Company and Fuji Bank, HIC or related affiliates. In management's opinion, the terms of these arrangements were similar to those the Company would have been able to obtain in like agreements with unaffiliated entities in arms-length transactions.

  KEEP WELL AGREEMENT WITH FUJI BANK. The Keep Well Agreement provides that if the Company should lack sufficient cash or credit facilities to meet its commercial paper obligations, Fuji Bank will lend the Company up to $500 million. That loan would be payable on demand and the proceeds from the loan could only be used by the Company to meet its commercial paper obligations. The Keep Well Agreement further provides that Fuji Bank will maintain the Company's stockholders' equity in an amount equal to $500 million. Accordingly, if the Company should determine, at the close of any month, that its stockholders' equity is less than $500 million, then Fuji Bank will purchase, or cause one of its subsidiaries to purchase, shares of the Company's NW Preferred Stock in an amount necessary to increase the Company's stockholders' equity to $500 million. Commitment fees paid by the Company to Fuji Bank under the Keep Well Agreement amounted to less than $1 million in 1997, 1996 and 1995. Interest on any loans will be charged at the prime rate of Morgan Guaranty Trust Company of New York plus .25% per annum. No loans or purchases of NW Preferred Stock have been made by Fuji Bank under this agreement.

  In connection with the issuance of the Series B Preferred Stock (Note 9), the Company and Fuji Bank amended the termination provisions of the Keep Well Agreement. The Keep Well Agreement cannot be terminated by either party prior to December 31, 2002. After December 31, 2002, the Agreement cannot be terminated by either party unless the Company has received written certifications

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
from Moody's Investor Service, Inc. and Standard and Poor's Corporation that upon such termination, the Series A Preferred Stock will be rated no lower than "a3" and "A--," respectively and the Series C Preferred Stock will be rated no lower than "baa1" and "BBB" respectively. Similarly, after December 31, 2002, the agreement may only be terminated if the Company's senior debt ratings were unchanged as a result of the termination of the Agreement. After December 31, 2007, either Fuji Bank or the Company may terminate the agreement upon 30 business days prior written notice.

  SERVICES PROVIDED BY FUJI BANK AND HIC FOR THE COMPANY. Certain employees of Fuji Bank and HIC performed managerial, administrative and other related functions for the Company during 1997. The Company compensated Fuji Bank and HIC for the use of such individuals' services at a rate which reflects current costs to Fuji Bank and HIC. The amounts paid to Fuji Bank and HIC for these services were $2 million and $77 million, respectively for 1997, $2 million and $60 million for 1996 and $2 million and $53 million for 1995. In conjunction with the transfer of the Company to FAHI, the majority of employees of HIC who were providing services to the Company were transferred to the Company. Additionally, certain subsidiaries of Fuji Bank served as managers for various offerings of the Company's debt securities and acts as registrar and paying agent for certain debt issuances by the Company. These services are provided at market rates. The Company has entered into similar agreements with FAHI. In the Company's opinion, the amounts to be paid under such agreements will be significantly less than the amounts paid in 1997.

  SERVICES PROVIDED BY THE COMPANY FOR FUJI BANK AND HIC. The Company performs services for its affiliates, including FAHI, and charges them for the cost of the work performed. The Company may also guarantee the obligations of its clients or the clients of certain joint ventures, under letters of credit issued by financial institutions, some of which are affiliates of the Company. Additionally, the Company guaranteed payment under a deferred compensation arrangement between HIC and certain of its employees. The Company had agreements with HIC and certain other subsidiaries of HIC which provide for the Company to receive an annual negotiated fee for servicing assets which had been sold by the Company to HIC and these affiliates. The amount of fees for servicing these assets in 1997, 1996 and 1995, was approximately $200,000, $1 million and $1 million, respectively.

  Heller Capital Markets Group, Inc. ("CMG"), a wholly-owned subsidiary of the Company, acted as placement agent for the sale of commercial paper issued by HIC during 1997. CMG received compensation based upon the face amount of the commercial paper notes sold. HIC paid compensation to CMG pursuant to this arrangement of $61,000 during 1997 and less than $1 million during each of 1996 and 1995. The HIC commercial paper program was terminated during 1997.

  INTERCOMPANY RECEIVABLES, PAYABLES, TRANSACTIONS AND FINANCIAL INSTRUMENTS. At December 31, 1997, other liabilities included net amounts due to affiliates of $29 million, and at December 31, 1996, other assets included net amounts due from affiliates of $20 million. These amounts are principally comprised of interest bearing demand notes representing amounts due to or from the Company arising from an interest rate swap agreement with HIC, advances, administrative fees and costs charged to other subsidiaries of HIC and amounts payable to HIC for services provided. The notes bear interest at rates which approximate the average rates on the Company's commercial paper obligations or short-term bank borrowing rates outstanding during the period. During 1997, the Company paid interest of $3 million to HIC related to these notes.

  During 1997, the Company was a party to a $200 million notional amount interest rate swap agreement with HIC, which expires December 15, 2000 and was assumed by FAHI effective January 2, 1998. The purpose of this agreement is to manage the Company's exposure to interest rate fluctuations. Under this agreement, the Company pays interest to the counterparty at a variable rate

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
based on the commercial paper rate published by the Board of Governors of the Federal Reserve System. The counterparty pays interest to the Company at a fixed rate of 5.57%. This agreement, which FAHI assumed from HIC effective January 1998, increased the Company's interest expense by $295,000 and $3 million in 1997 and 1996, respectively.

  During 1997, HIC converted all of its shares of Series D Preferred Stock into common stock of the Company. Prior to the conversion, the Company paid a dividend to HIC on the Series D Preferred Stock of approximately $500,000.

  Also, during 1997, the Company paid to Fuji Bank a commitment fee of approximately $317,000, related to the Keep Well Agreement.

  The trust department of Fuji Bank may purchase commercial paper of the Company for its clients. Interest expense paid by the Company related to such commercial paper borrowings was $235,000 in 1997.

  In the ordinary course of its business, the Company participates in joint financings with Fuji Bank or certain affiliates. During 1997, the Company sold $10 million of an outstanding $25 million commitment to Fuji Bank at book value. No gain or loss was recorded on the sale. During 1996, the Company jointly participated with Fuji Bank in $53 million of financings, of which the Company retained an $8 million interest.

  Fuji Bank and one of its subsidiaries provided uncommitted lines of credit to consolidated international subsidiaries totaling $29 million and $15 million at December 31, 1997 and 1996, respectively. Borrowings under these facilities totaled $5 million and $4 million at December 31, 1997 and 1996, respectively. In addition, Fuji Bank provides committed and uncommitted lines of credit to certain international joint ventures.

  The Company has an accounts receivable sale facility which allows the Company to sell an undivided interest of up to $550 million in a designated pool of its factored accounts receivable to five bank-sponsored conduits. The Company sold approximately $500 million of receivables under this facility as of December 31, 1997. The underlying liquidity support for the conduits is provided by unaffiliated entities. One of the conduits has an operating agreement with Fuji Bank. The Company paid fees of $346,000 to Fuji Bank during 1997 for services provided under this agreement.

  In conjunction with the formation of FAHI, the Company purchased, at book value, less than $10 million of assets from HIC on December 31, 1997. The assets are primarily recorded as real estate receivables at the purchase price.

16. FAIR VALUE DISCLOSURES

  Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information for certain financial instruments, for which it is practicable to estimate that value. Since there is no well-established market for many of the Company's assets and financial instruments, fair values are estimated using present value, property yield, historical rate of return and other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. These assumptions are inherently judgmental and changes in such assumptions could significantly affect fair value calculations. The derived fair value estimates may not be substantiated by comparison to independent markets and may not be realized in immediate liquidation of the instrument.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

  The carrying values and estimated fair values of the Company's financial instruments at December 31, 1997 and 1996, are as follows:

                                                       DECEMBER 31,
                                           --------------------------------------
                                                  1997                1996
                                           ------------------- ------------------
                                                     ESTIMATED          ESTIMATED
                                           CARRYING    FAIR    CARRYING   FAIR
                                            VALUE      VALUE    VALUE     VALUE
                                           --------  --------- -------- ---------
                                                       (IN MILLIONS)
      Net receivables..................... $10,461    $10,883   $8,304   $8,509
      Total investments...................     994      1,044      805      863
      Debt................................   9,436      9,371    7,506    7,514
      Swap agreements
        Asset.............................       4         12        4       20
        Liability.........................      (7)      (111)      (6)     (37)
      Forward contracts...................     623        623      262      262
      Purchased options...................      74         74       42       42

  The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. Carrying values approximate fair values for all financial instruments which are not specifically addressed.

  For variable rate receivables that reprice frequently and are performing at acceptable levels, fair values were assumed to equal carrying values. All other receivables were pooled by loan type and risk rating. The fair value for these receivables was estimated by employing discounted cash flow analyses, using interest rates equal to the London Inter-Bank Offered Rate or the Prime rate offered as of December 31, 1997 and 1996 plus an adjustment for normal spread, credit quality and the remaining terms of the loans.

  Carrying and fair values of the trading securities and securities available for sale are based on quoted market prices. The fair values of equity interests and other investments are calculated by using the Company's business valuation model to determine the estimated value of these investments as of the anticipated exercise date. The business valuation model analyzes the cash flows of the related company and considers values for similar equity investments. The determined value is then discounted back to December 31, 1997 and 1996, using a rate appropriate for returns on equity investments. Although the investments in international joint ventures accounted for by the equity method are not considered financial instruments and, as such, are not included in the above table, management believes that the fair values of these investments significantly exceed the carrying value of these investments.

  The fair value of the notes and debentures was estimated using discounted cash flow analyses, based on current incremental borrowing rates for arrangements with similar terms and remaining maturities, as quoted by independent financial institutions as of December 31, 1997 and 1996. Fair values were assumed to equal carrying values for commercial paper and other short term borrowings.

  The carrying value of the swap agreements represents the interest receivable and interest payable as of December 31, 1997 and 1996. The estimated fair value represents the mark to market loss and mark to market gain outstanding as of December 31, 1997 and 1996, respectively, as based upon quoted market prices obtained from independent financial institutions. Forwards and purchased options are carried at fair value. The fair values of loan commitments, letters of credit and guarantees are negligible.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

17. FINANCIAL DATA BY REGION

  The following table shows certain financial information by geographic region for the years ended December 31, 1997, 1996 and 1995.

                                         FOR THE YEAR ENDED DECEMBER 31,
                                   -------------------------------------------
                                   UNITED          ASIA-   LATIN
                                   STATES  EUROPE PACIFIC AMERICA CONSOLIDATED
                                   ------- ------ ------- ------- ------------
                                                  (IN MILLIONS)
      Assets
        1997...................... $10,048 $2,378  $267    $168     $12,861
        1996......................   9,157    330   306     133       9,926
        1995......................   8,981    295   265      97       9,638
      Total revenues
        1997...................... $ 1,063 $  159  $ 29    $ 19     $ 1,270
        1996......................     893     47    30      15         985
        1995......................   1,009     39    28       8       1,084
      Income before taxes and
       minority interest
        1997...................... $   183 $   59  $  6    $(15)    $   233
        1996......................     145     36     6      (4)        183
        1995......................     148     23     7       3         181
      Net income
        1997...................... $   126 $   41  $  5    $(14)    $   158
        1996......................     100     31     5      (3)        133
        1995......................      95     21     5       4         125

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

18. SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

  The following financial information for the calendar quarters of 1997, 1996 and 1995, is unaudited. In the opinion of management, all adjustments necessary to present fairly the results of operations for such periods have been included.

                                                         QUARTER ENDED
                                               ---------------------------------
                                               MARCH 31 JUNE 30 SEPT. 30 DEC. 31
                                               -------- ------- -------- -------
                                                         (IN MILLIONS)
      Net interest income--
        1997..................................   $ 92    $107     $104    $105
        1996..................................     90      87       87      91
        1995..................................     94      95       98     100
      Operating revenues--
        1997..................................   $141    $199     $193    $221
        1996..................................    131     129      124     149
        1995..................................    146     132      161     181
      Provision for losses--
        1997..................................   $ 22    $ 34     $ 48    $ 60
        1996..................................     24      25       12      42
        1995..................................     50      28       56      89
      Net income--
        1997..................................   $ 39    $ 44     $ 40    $ 35
        1996..................................     34      35       35      29
        1995..................................     30      34       35      26

19. ACCOUNTING DEVELOPMENTS

  The Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125") as amended by Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" (collectively referred to hereafter as "SFAS 125") on January 1, 1997. SFAS 125 uses a "financial components" approach that focuses on control to determine the proper accounting for financial asset transfers and addresses the accounting for servicing rights on financial assets in addition to mortgage loans. Securitizations of finance receivables are accounted for as sales when legal and effective control over the related receivables is surrendered. Servicing assets or liabilities are recognized when the servicing rights are retained by the seller.

  In June, 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which the Company has adopted effective January 1, 1998. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.

  Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131") was also released in June, 1997 and has also been adopted effective January 1, 1998. SFAS 131 requires segments to be reported based on the way management organizes segments within the Company for making operating decisions and assessing performance.

  As SFAS 130 and 131 relate to disclosure requirements, management believes that neither statement will have a material impact on the financial results of the Company.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

20. SUBSEQUENT EVENTS

  On January 29, 1998, Fuji Bank announced that it is considering an initial public offering of Common Stock by the Company. Fuji Bank will retain majority ownership of the Company after any such offering. The timing and the terms of the offering have not yet been determined.

  In anticipation of an initial public offering, the Company amended its Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock. The total number of shares of stock which the Company shall have authority to issue is 852 million, of which 2 million shares, no par value, are to be of a class designated "Preferred Stock", 50 million shares, of the par value of $.01 each, are to be of a class designated "Senior Preferred Stock" and 800 million shares, of the par value of $0.25 each, are to be of a class designated "Common Stock." The Company's Board of Directors authorized two classes of Common Stock, Class A Common Stock and Class B Common Stock. The authorization of the two classes of Common Stock has been retroactively reflected in the Company's consolidated financial statements.

  Prior to the consummation of the offering, the Keep Well Agreement would be amended to allow the Company or Fuji Bank or any of its affiliates to sell or dispose of Common Stock to any person or entity, provided that after any such sale or disposition, Fuji Bank continues to hold greater than 50% of the combined voting power of the outstanding Common Stock.

  In February 1998, the Company paid a dividend of 51 million shares of Class B Common Stock to FAHI, which has been retroactively reflected in the Company's consolidated financial statements.

  In February 1998, the Company was authorized to purchase the 21% ownership interest in International Group held by Fuji Bank for approximately $85 million. If completed, the Company intends to account for this transaction in a manner similar to a pooling of interests.

  On February 24, 1998, the Company paid a dividend on the Common Stock owned by FAHI of $450 million. The dividend was paid out of the surplus of the Company and in the form of a subordinated note maturing six years from the date of issuance with an interest rate of LIBOR plus 0.50%. The note can be prepaid at any time without a premium.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth certain information with respect to the directors and executive officers of the Company. All of the directors and officers of the Company are elected at the annual meeting for a term of one year or until their successors are duly elected and qualified.

NAME                             AGE                  POSITION
----                             ---                  --------
Richard J. Almeida (1)(2)(4)....  55 Chairman of the Board and Chief Executive
                                     Officer
Yukihiko Chayama (1)(3).........  50 Director
Tsutomu Hayano..................  51 Director
Mark Kessel.....................  56 Director
Michael J. Litwin (1)...........  50 Director, Executive Vice President and
                                     Chief Credit Officer
Dennis P. Lockhart (1)..........  51 Director and President of International
                                     Group
Lauralee E. Martin (1)..........  47 Director, Executive Vice President and
                                     Chief Financial Officer
Hideo Nakajima..................  48 Director
Osamu Ogura (1)(3)..............  40 Director
Masahiro Sawada (1).............  44 Director and Senior Vice President
Takeshi Takahashi...............  49 Director
Atsushi Takano (1)(2)(3)(4).....  52 Director
Kenichiro Tanaka (1)(2)(4)......  49 Director and Executive Vice President
Kenichi Tomita..................  48 Director
Mark A. Abbott..................  37 Group President, Corporate Finance
Anthony O'B. Beirne.............  49 Senior Vice President and Treasurer
Michael P. Goldsmith............  44 Group President, Real Estate Finance and
                                     Project Finance
John L. Guy, Jr.................  45 Group President, Small Business Lending
Jay S. Holmes...................  51 Group President, Equipment Finance and
                                     Leasing
Lawrence G. Hund................  41 Senior Vice President and Controller
David J. Kantes(5)..............  54 Group President, Business Credit
Scott E. Miller(5)..............  51 Group President, Business Credit
Michael J. Roche................  46 Group President, Current Asset Management
Charles G. Schultz..............  51 Group President, Sales Finance
Debra H. Snider.................  43 Executive Vice President, General Counsel,
                                     Chief Administrative Officer and Secretary
Frederick E. Wolfert............  43 President and Chief Operating Officer

--------
(1) Member of Executive Committee
(2) Member of Compensation Committee
(3) Member of Audit Committee
(4) Member of Special Financing Committee
(5) Mr. Kantes has resigned his position with the Company effective April 3, 1998 and has been replaced by Mr. Miller.

  Richard J. Almeida has served as the Chairman of the Board and Chief Executive Officer of the Company, International Group and Heller International Holdings, Inc. ("Holdings") since November 1995; and as Director of the Company and International Group since November 1987. He has also served as Director of FAHI since January 1998. He has served as Director of Holdings since December 1992. He previously served as the Chairman of the Board and Chief Executive Officer of HIC from November 1995 to January 1998; Director of HIC from November 1987 to January 1998; Executive Vice President and Chief Financial Officer of Holdings from December 1992 to November 1995; and Executive Vice President and Chief Financial Officer of the Company, HIC and International Group from November 1987 to November 1995. Prior to joining the Company in 1987, Mr. Almeida served in a number of operating positions, both in Corporate Banking and Investment Banking sectors, for Citicorp.

  Yukihiko Chayama has served as Director of the Company, International Group and Holdings since July 1996; Director of FAHI since January 1998; Chief Representative for the Washington, DC Representative Office of Fuji Bank since October 1996; and Executive Vice President and General Manager for the Americas Division of Fuji Bank since July 1996. He previously served as Director of HIC from July 1996 to January 1998; General Manager at the Oji Branch of Fuji Bank from May 1994 to 1996; and the Deputy General Manager in the Head Office Corporate Banking Division of Fuji Bank from April 1991 to 1994.

  Tsutomu Hayano has served as Director of the Company since May 1996; Director of Fuji Bank since June 1997; General Manager at the New York Branch of Fuji Bank and Chairman of The Fuji Bank and Trust Co. since May 1996. He previously served as Director of HIC from May 1996 to January 1998; General Manager at the Hamamatsucho Branch of Fuji Bank from May 1994 to 1996; and President of Fuji Bank, Nederland N.V. from February 1990 to 1994.

  Mark Kessel has served as Director of the Company since July 1992. He previously served as Director of HIC from July 1992 to January 1998. Mr. Kessel has been a Partner of Shearman & Sterling since December 1977.

  Michael J. Litwin has served as Director of the Company since April 1990; Executive Vice President and Chief Credit Officer of the Company since January 1997; Executive Vice President of Holdings since December 1992; Director of International Group and Holdings since January 1997; and Executive Vice President of International Group since January 1989. He previously served as Director of HIC from April 1990 to January 1998; Executive Vice President of HIC from January 1997 to January 1998; and Senior Group President of the Company from October 1990 to January 1997. Mr. Litwin has served in various other positions since joining the Company in 1971, including Assistant General Counsel.

  Dennis P. Lockhart has served as Director of the Company and International Group and President of International Group since January 1988; Director and President of Holdings since December 1992; and Director of Tri Valley Corporation since April 1981. He previously served as Director and Executive Vice President of HIC from January 1988 to January 1998. Prior to joining the Company in 1988, Mr. Lockhart was employed by Citicorp for 16 years, holding a number of positions in corporate/institutional banking domestically and abroad, including assignments in Lebanon, Saudi Arabia, Greece, Iran, New York and Atlanta, with regional experience encompassing Europe, the Middle East, Africa and Latin America.

  Lauralee E. Martin has served as Executive Vice President and Chief Financial Officer of the Company, International Group and Holdings since May 1996; Director of the Company since May 1991; Director of International Group and Holdings since May 1996; and Director of Gables Residential

Trust since January 1994. She previously served as Executive Vice President and Chief Financial Officer of HIC from May 1996 to January 1998; Director of HIC from May 1991 to January 1998; and Senior Group President of the Company from October 1990 to May 1996. Prior to joining the Company in 1986, Ms. Martin held a variety of senior management positions with General Electric Credit Corporation.

  Hideo Nakajima has served as Director of the Company since May 1996; and Executive Vice President and General Manager of Fuji Bank, Los Angeles Agency since May 1996. He previously served as Director of HIC from May 1996 to January 1998; Managing Director of Fuji Bank, Nederland N.V. from July 1993 to 1996; and Deputy General Manager in the Head Office Corporate Banking Division I of Fuji Bank from February 1990 to 1993.

  Osamu Ogura has served as Director of the Company since November 1994; Director of FAHI since January 1998; Director of International Group and Holdings since May 1996; and Senior Vice President and Deputy General Manager of the Americas Division of Fuji Bank since November 1994. He previously served as Director of HIC from November 1994 to January 1998 and Senior Manager of Fuji Bank, Americas Division from 1993 to 1994.

  Masahiro Sawada has served as Senior Vice President of the Company since January 1998 and as Director of the Company, International Group and Holdings since December 1995. He previously served as Director of HIC from December 1995 to January 1998; Senior Vice President of HIC from May 1995 to January 1998; and Joint General Manager of Fuji Bank, Paris Branch from May 1992 to 1995.

  Takeshi Takahashi has served as Director of the Company, and as Executive Vice President and General Manager of Fuji Bank, Chicago Branch since June 1997. He previously served as Director of HIC from June 1997 to January 1998; Executive Vice President and General Manager of Fuji Bank, Houston Agency from May 1995 to June 1997; General Manager of HIC Project Finance II, Fuji Bank, Tokyo from May 1994 to May 1995; and Joint General Manager of Fuji Bank, London Branch from February 1990 to May 1994.

  Atsushi Takano has served as Director of the Company, International Group and Holdings since August 1997; Director and Chairman of FAHI since January 1998; Managing Director of Fuji Bank since June 1997; and Director of Fuji Bank since June 1995. He previously served as Director of HIC from August 1997 to January 1998; General Manager, Corporate Banking Division II, Fuji Bank, Tokyo from June 1996 to June 1997; General Manager of Fuji Bank, New York Branch from June 1994 to June 1996; and General Manager of Fuji Bank, Los Angeles Agency from June 1992 to June 1994.

  Kenichiro Tanaka has served as Executive Vice President of the Company since January 1998; Director of the Company, International Group and Holdings since February 1997; and Director, President and Chief Executive Officer of FAHI since January 1998. Mr. Tanaka previously served as Director and Executive Vice President of HIC from February 1997 to January 1998; President and Chief Executive Officer of Fuji Bank, Canada from November 1994 to January 1997; and Deputy General Manager of Fuji Bank, Head Office Credit Division from May 1991 to November 1994.

  Kenichi Tomita has served as a Director of the Company since May 1996; and as Executive Vice President and General Manager in the Credit Division for the Americas of Fuji Bank since April 1996. He previously served as Director of HIC from May 1996 to January 1998, and as Deputy General Manager of the Credit Division for the Americas of Fuji Bank from March 1992 to 1996.

  Mark A. Abbott has served as Group President of Corporate Finance since April 1997. He previously served as Executive Vice President of Corporate Finance from November 1992 to April 1997. Prior to joining the Company in 1989, Mr. Abbott held various positions with Continental Bank, most recently as a member of the bank's venture capital unit, which focused on investing in leveraged transactions.

  Anthony O'B. Beirne has served as Senior Vice President and Treasurer of the Company since May 1995 and as Treasurer of FAHI since January 1998. He previously served as Senior Vice President and Treasurer of HIC from May 1995 to January 1998; Senior Vice President and Controller of Holdings from December 1992 to May 1995; and Senior Vice President and Controller of the Company, HIC and International Group from March 1988 to May 1995. Before joining the Company in 1988, Mr. Beirne was Vice President and Corporate Controller of Kenner Parker Toys, Inc. and previously worked for General Mills, Inc., Arthur Andersen and Co. and Chemical Bank.

  Michael P. Goldsmith has served as Group President of Real Estate Finance and Project Finance since April 1994. He previously served as Executive Vice President and Division Manager for the Project Management Organization from May 1990 to April 1994. Prior to joining the Company in 1988, Mr. Goldsmith was a Vice President and Division Manager at Continental Bank, managing many of Continental's troubled loans. He has also held a variety of corporate finance positions involving buyouts and recapitalizations.

  John L. Guy, Jr. has served as Group President for Small Business Lending since April 1997; President of Heller First Capital Corp. since May 1996; and Director of Monetta Trust since November 1994. He previously served as Executive Vice President for the Heller First Capital Division of the Company from May 1996 to April 1997; Senior Vice President for the Heller First Capital Division of the Company from May 1995 to May 1996; and Senior Vice President and Treasurer of the Company and HIC from July 1992 to May 1995. Before joining the Company in 1987, Mr. Guy was Assistant Treasurer for Borg Warner Financial Services.

  Jay S. Holmes has served as Group President of Equipment Finance and Leasing since December 1995 and as President of Heller Financial Leasing, Inc. since May 1996. He previously served as Executive Vice President for Commercial Equipment Finance from September 1992 to December 1995. Mr. Holmes, who joined the Company in 1992, has 26 years of equipment leasing industry experience and currently is a member of the Middle Market Business Council of the Equipment Leasing Association.

  Lawrence G. Hund has served as Senior Vice President and Controller of the Company, International Group and Holdings since May 1995. He previously served as Senior Vice President and Controller of HIC from May 1995 to January 1998; Senior Vice President, Liability Management and Assistant Treasurer of the Company and HIC from January 1995 to May 1995; and Senior Vice President for Accounting and Operations of the Company and HIC from January 1993 to December 1994. Prior to joining the Company in 1985, Mr. Hund was an Audit Manager with the accounting firm of Arthur Young & Company.

  David J. Kantes has served as Group President of Business Credit since December 1995. He previously served as Executive Vice President of Business Credit from June 1993 to December 1995, and as Executive Vice President of NatWest Credit Corp. from July 1986 to May 1993. Mr. Kantes has resigned his positions with the Company effective April 3, 1998.

  Scott E. Miller has served as Group President of Business Credit since joining the Company in February 1998. From September 1993 to January 1998, he served as Senior Vice President and General Manager in Asset Based Lending for Bank of America NT&SA. Mr. Miller previously spent 17 years with Citicorp, holding a variety of management and lending roles.

  Michael J. Roche has served as Group President of Current Asset Management since November 1994. He previously served as Senior Vice President and Chief Information Officer for Information Technology of the Company from October 1990 to November 1994; and as Senior Vice President and Chief Information Officer for Information Technology of HIC from May 1991 to October 1994. Prior to joining the Company in 1990, Mr. Roche was employed by Continental Bank for 17 years in a variety of information technology positions, including as Senior Vice President, Managing Director of Application Services.

  Charles G. Schultz has served as Group President of Sales Finance since April 1997. He previously served as Executive Vice President of Vendor Finance from September 1995, when he joined the Company, to April 1997; President of Financial Alliance Corporation from January 1994 to September 1995; and as Executive Vice President of Sanwa Business Credit Corporation ("Sanwa") from February 1991 to January 1994. Prior to joining Sanwa, Mr. Schultz spent 10 years in various treasury, marketing and credit positions for Ford Motor Credit Company.

  Debra H. Snider has served as Chief Administrative Officer of the Company since February 1997; General Counsel of the Company, International Group and Holdings since October 1995; Executive Vice President and Secretary of the Company, International Group and Holdings since April 1995; and Secretary of FAHI since January 1998. She previously served as General Counsel of HIC from October 1995 to January 1998; Executive Vice President and Secretary of HIC from April 1995 to January 1998; and Acting General Counsel for the Company, HIC, International Group and Holdings from April 1995 to October 1995. Ms. Snider was a Partner at Katten Muchin & Zavis from February 1991 to March 1995 and previously served as First Vice President and Associate General Counsel at the Balcor Company.

  Frederick E. Wolfert has served as President and Chief Operating Officer of the Company since January 1998. He served as Chairman of Key Global Finance Ltd. from April 1996 to December 1997; Chairman, President and Chief Executive Officer of KeyCorp Leasing, Ltd. from June 1993 to December 1997; Chairman, President and Chief Executive Officer of KeyBank USA N.A. from June 1993 to December 1996; President and Chief Operating Officer of KeyCorp Leasing, Ltd. from December 1991 to June 1993; and Executive Vice President of KeyBank USA N.A. from December 1991 to June 1993. Mr. Wolfert also served for nine years in management positions with U.S. Leasing Corporation in its San Francisco headquarters.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16 of the Exchange Act requires the Company's officers (as defined under Section 16) and directors and persons who own greater than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on a review of the forms it has received and on written representations from certain reporting persons that no such forms were required for them, the Company believes that, during 1997, except as set forth below, all Section 16 filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with by such persons. Mark A. Abbott (elected as Group President of Corporate Finance on March 19, 1997), Takeshi Takahashi (elected as Director on June 9, 1997) and Atsushi Takano (elected as Director on August 21, 1997) inadvertently failed to timely file their Initial Statements of Beneficial Ownership of Securities on Form 3. Each of such individuals subsequently filed the required Form 3.

ITEM 11. EXECUTIVE COMPENSATION

  The following table sets forth information with respect to all compensation received by the Chief Executive Officer of the Company and the four next most highly compensated executive officers of the Company (as determined at December 31, 1997 based on combined salary and bonus) (collectively, the "Named Officers") for services rendered in all capacities to the Company during the years ended December 31, 1997, 1996 and 1995.

                       SUMMARY COMPENSATION TABLE (1)(2)

                                                      LONG TERM
                               ANNUAL COMPENSATION   COMPENSATION
                               -------------------   ------------
                                                     LTIP PAYOUTS     ALL OTHER
NAME AND PRINCIPAL POSITION  YEAR SALARY($) BONUS($)    ($)(3)    COMPENSATION($)(4)
---------------------------  ---- --------- -------- ------------ ------------------
Richard J. Almeida           1997  637,500  450,000    548,871           4,000
 (Chairman of the            1996  475,000  313,500        --            4,750
 Board and Chief             1995  318,375  225,000    310,905           4,620
 Executive Officer)
Michael P. Goldsmith         1997  247,682  450,000    222,742           4,000
 (Group President,           1996  191,579  200,000        --            4,050
 Real Estate Finance         1995  184,500   90,732     67,838           4,128
 and Project
 Finance)
David J. Kantes              1997  245,583  350,000    240,146           4,000
 (Group President,           1996  237,128  225,000        --            4,479
 Business Credit)            1995  208,488  175,000        --            4,620
Mark A. Abbott               1997  207,125  350,000    174,787         114,476(5)
 (Group President,           1996  192,833  276,000        --            4,478
 Corporate Finance)          1995  175,334  175,000     88,984           4,321
Lauralee E. Martin           1997  286,354  225,000    313,448           4,000
 (Chief Financial            1996  270,000  160,000        --            4,318
 Officer)                    1995  254,004  175,000    256,774           4,620

--------

(1) The Company has an Executive Deferred Compensation Plan, a non-qualified deferred compensation plan in which certain employees of the Company may elect to defer a portion of their annual compensation on a pre-tax basis. The amount of deferred compensation remains an asset of the Company and may be invested in any of certain mutual funds at the participant's discretion.

(2) Certain executive officers of the Company whose compensation is included above were employed and paid by HIC during 1997. Pursuant to a management agreement between the Company and HIC, the Company reimbursed HIC for their services.

(3) Under the terms of each of the Company's Long Term Incentive Plans ("LTIPs"), payouts of all accruals are made after the termination of the LTIP to officers who are active employees of the Company and participants in the LTIP through its termination date (subject to exceptions in the case of disability, death or retirement). In 1997, cash payouts were made to the Named Officers under an LTIP for the performance and award period that began January 1, 1994 and ended December 31, 1996. In March, 1995, cash payouts were made to the Named Officers under an LTIP for the performance and award period that began January 1, 1992 and ended December 31, 1994. In prior years, the Company reported annual accruals under its LTIPs as other annual compensation. The Company revised the terms of its LTIPs commencing with the LTIP for the performance and award period beginning January 1, 1996 and ending December 31, 1998 (the "1996-1998 LTIP"), as discussed below in greater detail. Perquisites and other personal benefit amounts for each of the Named Officers fall below the minimum level for disclosure and therefore have been excluded.
(4) Amounts reported reflect the Company's contribution made in the form of a match on amounts deferred by the Named Officer in the Company's Savings and Profit Sharing Plan, which is qualified under Section 401(a) of the 1986 Internal Revenue Code, as amended (the "Code"). This Plan is available to all employees who work at least 900 hours per year. The Company makes matching contributions equal to 50% of the employee's contribution, except that the Company's contribution will not exceed 2.5% of the employee's base salary or $4,000, whichever is less.
(5) Also includes an aggregate of $110,476 that was paid in respect of relocation expenses incurred on Mr. Abbott's behalf.

LONG TERM INCENTIVE PLANS

  The Company currently maintains two different LTIPs covering the Named Officers and other employees of the Company. Under each of the LTIPs, performance shares have been granted for a three year performance and award period. The performance shares are earned out over the three-year performance and award period based on a targeted average return on equity goal. The Company has made grants under the 1996-1998 LTIP and under an LTIP for the performance and award period beginning January 1, 1997 and ending December 31, 1999 (the "1997-1999 LTIP"). The performance and award periods for the 1996-1998 LTIP grants and the 1997-1999 LTIP grants will continue after the consummation of the Offerings, subject to the terms and conditions of the LTIPs. For each of the 1996-1998 LTIP and the 1997-1999 LTIP, a total of 46,000 units was allocated. If the Company achieves its return on equity target, this would create a pool of $4,600,000 for each LTIP. In the event an employee ceases to be an active employee prior to the end of the performance period, no incentive compensation will be deemed to be earned under the LTIPs.

  The following tables set forth certain information with respect to awards that were granted during 1996 to the Named Officers under the 1996-1998 LTIP and are currently outstanding:

                   LONG TERM INCENTIVE PLANS--AWARDS IN 1996
                                1996-1998 LTIP

                                                      ESTIMATED FUTURE PAYOUTS
                                      PERFORMANCE OR UNDER NON-STOCK PRICE-BASED
                          NUMBER OF    OTHER PERIOD             PLANS
                        SHARES, UNITS     UNTIL      ---------------------------
                          OR OTHER    MATURATION OR  THRESHOLD  TARGET  MAXIMUM
         NAME              RIGHTS         PAYOUT        ($)      ($)      ($)
         ----           ------------- -------------- --------- -------- --------
Richard J. Almeida....      4,060        3 Years     $304,500  $406,000 $690,200
Michael P. Goldsmith..      1,130        3 Years       84,750   113,000  192,100
David J. Kantes.......        (1)
Mark A. Abbott........        800        3 Years       60,000    80,000  136,000
Lauralee E. Martin....      1,580        3 Years      118,500   158,000  268,600

--------
(1) Mr. Kantes has resigned from the Company effective April 3, 1998 and will therefore be ineligible to receive any payouts under this plan.

  The following table sets forth certain information with respect to awards that were granted during 1997 to the Named Officers under the 1997-1999 LTIP and are currently outstanding:

             LONG TERM INCENTIVE PLANS--AWARDS IN LAST FISCAL YEAR
                                1997-1999 LTIP

                                                      ESTIMATED FUTURE PAYOUTS
                                      PERFORMANCE OR UNDER NON-STOCK PRICE-BASED
                          NUMBER OF    OTHER PERIOD             PLANS
                        SHARES, UNITS     UNTIL      ---------------------------
                          OR OTHER    MATURATION OR  THRESHOLD  TARGET  MAXIMUM
NAME                       RIGHTS         PAYOUT        ($)       ($)      ($)
----                    ------------- -------------- --------- -------- --------
Richard J. Almeida....      4,375        3 Years     $328,125  $437,500 $743,750
Michael P. Goldsmith..        500        3 Years       37,500    50,000   85,000
David J. Kantes.......         (1)
Mark A. Abbott........      1,000        3 Years       75,000   100,000   170,00
Lauralee E. Martin....      1,500        3 Years      112,500   150,000   255,00

--------
(1) Mr. Kantes has resigned from the Company effective April 3, 1998 and will therefore be ineligible to receive any payouts under this plan.

RETIREMENT AND OTHER DEFINED BENEFIT PLANS

  The Company has a defined benefit retirement income plan (the "Retirement Plan") for the benefit of its employees that is a qualified plan under Section 401 of the Code. Substantially all domestic employees of the Company who have one year of service, including executive officers and directors of the Company, certain employees of FAHI, and certain employees of International Group who are not employees of the Company participate in the Retirement Plan. Non-Employee Directors are not eligible for retirement benefits. Under a defined benefit plan, such as the Retirement Plan, contributions are not specifically allocated to individual participants.

  The Company adopted a Supplemental Executive Retirement Plan ("SERP"), effective October 28, 1987 and amended and restated effective January 1, 1996, which provides a benefit to all employees whose full benefit under the Retirement Plan is reduced by participation in the Company's Executive Deferred Compensation Plan and by limitations imposed by Sections 401(a)(17) and 415 of the Code.

  The following table shows estimated annual retirement benefits for executives in specified remuneration and service classifications:

                     ESTIMATED ANNUAL RETIREMENT BENEFITS

                                            YEARS OF CREDITED SERVICE
                                  ----------------------------------------------
FINAL AVERAGE PAY                    5       10       15       20    25 AND OVER
-----------------                 ------- -------- -------- -------- -----------
$200,000......................... $26,000 $ 52,000 $ 78,000 $104,000  $130,000
 225,000.........................  29,250   58,500   87,750  117,000   146,250
 250,000.........................  32,500   65,000   97,500  130,000   162,500
 275,000.........................  35,750   71,500  107,250  143,000   178,750
 300,000.........................  39,000   78,000  117,000  156,000   195,000
 400,000.........................  52,000  104,000  156,000  208,000   260,000
 450,000.........................  58,500  117,000  175,500  234,000   292,500
 500,000.........................  65,000  130,000  195,000  260,000   325,000
 600,000.........................  78,000  156,000  234,000  312,000   390,000

  In general, remuneration covered by the Retirement Plan consists of the annual base salary determined before any salary reduction contributions to the Company's Savings and Profit Sharing Plan. The figures shown in the table above include benefits payable under the Retirement Plan and SERP as described above. However, the figures shown are prior to offsets for Social Security and Company matching benefits under its Savings and Profit Sharing Plan. The estimates assume that benefits commence at age 65 under a straight life annuity form.

  As of December 31, 1997, the number of years of credited service for the Named Officers and the actual average remuneration for their respective years of credited service with the Company were as follows: Richard J. Almeida, 10 years, 5 months, $400,058; Michael P. Goldsmith, 9 years, 1 month, $165,558; David J. Kantes, 4 years, 6 months, $196,642; Mark A. Abbott, 8 years, 5 months, $189,741; and Lauralee E. Martin, 11 years, 5 months, $256,308.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

  Richard J. Almeida, Chairman and Chief Executive Officer of the Company, is party to an employment contract with the Company, which became effective as of December 31, 1997 and expires on December 31, 1999. The contract will be automatically extended to December 31, 2000, unless either Mr. Almeida or the Company gives the other written notice to the contrary on or before June 30, 1999. The contract provides for the payment to Mr. Almeida of an annual base salary of not less than the amount Mr. Almeida receives during 1998. Mr. Almeida's base salary and performance bonus are to be reviewed by the Company during the term of the contract pursuant to the Company's normal practices. The contract provides for Mr. Almeida's participation in all executive bonus and incentive compensation plans of the Company. The contract further provides that if Mr. Almeida's employment is terminated by the Company without cause (as defined in the contract), or if he resigns with cause (as defined in the contract), he will be entitled to receive full salary through the date 24 months from the date of termination. In the event of a termination under either of the situations described above, Mr. Almeida is also entitled to receive his incentive plan bonus payment at the applicable target bonus level for the full year in which such termination occurs, as well as certain minimum payments under each LTIP in which he was previously granted awards, and he will continue to be covered under certain benefit plans through the date 24 months from the date of termination.

  Frederick E. Wolfert is party to an employment contract with the Company, which became effective as of December 31, 1997, the date on which he was elected President and Chief Operating Officer, and expires on December 31, 1999. The contract provides for the payment to Mr. Wolfert of an annual base salary of not less than the amount Mr. Wolfert receives during 1998. Mr. Wolfert's base salary and performance bonus are to be reviewed by the Company during the term of the contract pursuant to the Company's normal practices. The contract provides for Mr. Wolfert's participation in all executive bonus and incentive compensation plans of the Company. The contract further provides that if Mr. Wolfert's employment is terminated by the Company without cause (as defined in the contract), or if he resigns with cause (as defined in the contract), he will be entitled to receive full salary through the later of December 31, 2000 or the date 18 months from the date of termination. In the event of a termination, Mr. Wolfert is also entitled to receive his incentive plan bonus payment at the applicable target bonus level for the full year in which such termination occurs, as well as payments under each LTIP in which he was previously granted awards through the year in which the termination occurs, and he will continue to be covered under certain benefit plans through the later of December 31, 2000 or the date 18 months from the date of termination.

COMPENSATION OF DIRECTORS

  Directors of the Company have not previously been compensated for serving as directors. The Company anticipates that, following the consummation of the Offering, the Company's directors will receive compensation for serving as directors at levels customary for publicly-held companies similar to the Company, except that no director of the Company who is also an employee of the Company or Fuji Bank will receive remuneration for serving as a director.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  Richard J. Almeida served as a member of the Compensation Committee throughout 1997. Atsushi Takano was appointed to the Compensation Committee on August 21, 1997 and Kenichiro Tanaka was appointed to the Compensation Committee on February 25, 1997. Messrs. Almeida, Takano and Tanaka also served concurrently as members of the Compensation Committees of HIC, International Group and Holdings.

  During 1997, Mr. Almeida also served as Chairman and Chief Executive Officer of the Company, International Group and Holdings. In addition, Mr. Almeida served as the Chairman of the Board, Chief Executive Officer and President of HIC and as a member of the compensation committees of HIC, International Group and Holdings. Mr. Tanaka also served as an executive officer of HIC and FAHI during his tenure as a member of the compensation committees.

  Mr. Lockhart, Mr. Litwin and Ms. Martin also served as executive officers of HIC, International Group and Holdings, for which companies Mr. Almeida served as a member of the Compensation Committee of the Board of Directors.

  No other relationships exist between the members of the Compensation Committee of the Company, FAHI, HIC, International Group or Holdings and the directors and executive officers of those companies.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   During 1997, all of the outstanding Common Stock of the Company was owned by HIC, a wholly-owned subsidiary of Fuji Bank. Effective January 2, 1998, Fuji Bank formed Fuji America Holdings, Inc. ("FAHI"), in order to combine Fuji Bank's United States non-bank operations under one holding company and transferred ownership of the Company from HIC to FAHI. Consequently, as of February 25, 1998, FAHI directly owns 100% of the Common Stock outstanding, and as the sole stockholder of FAHI, Fuji Bank is also deemed to beneficially own 100% of such Common Stock.

  The principal executive offices of Fuji Bank are located at 1-5-5 Otemachi, Chiyoda-ku, Tokyo, Japan.

  As of February 25, 1998, none of the outstanding equity securities of the Company was held by any of its directors, nominees or executive officers.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATIONSHIP WITH FUJI BANK

  Fuji Bank, headquartered in Tokyo, Japan, is currently the beneficial owner of all of the Common Stock of the Company through its wholly-owned, domestic subsidiary, FAHI. Fuji Bank is one of the largest banks in the world, with total deposits of $301 billion at September 30, 1997. See "--Keep Well Agreement". For as long as Fuji Bank continues to beneficially own shares of Common Stock representing more than 50% of the voting power of the Common Stock, Fuji Bank will be able to direct the election of all of the members of the Board of Directors and thereby exercise a controlling influence over the business and affairs of the Company, including any determinations with respect to (i) mergers or other business combinations involving the Company, (ii) the acquisition or disposition of assets by the Company, (iii) the incurrence of indebtedness by the Company, (iv) the issuance of any additional Common Stock or other equity securities and (v) the payment of dividends with respect to the Common Stock. Similarly, Fuji Bank will have the power to (i) determine matters submitted to a vote of the Company's stockholders without the consent of the Company's other stockholders, (ii) prevent or cause a change in control of the Company or
(iii) take other actions that might be favorable to Fuji Bank. In the foregoing situations or otherwise, various conflicts of interest between the Company and Fuji Bank could arise.

  From time to time the Company and Fuji Bank have entered into, and can be expected to continue to enter into, certain agreements and business transactions in the ordinary course of their respective businesses.

 KEEP WELL AGREEMENT

  The Company entered into the Keep Well Agreement with Fuji Bank on April 23, 1983. The Keep Well Agreement was amended and supplemented on January 26, 1984, in connection with the consummation of the purchase of the Company by Fuji Bank and has been amended since that date from time to time. Under the Keep Well Agreement, as currently in effect, neither Fuji Bank nor any of its subsidiaries can sell, pledge or otherwise dispose of shares of the Company's common stock, or permit the Company to issues shares of its common stock, except to Fuji Bank or a Fuji Bank affiliate. However, prior to the consummation of the contemplated Offering, the Keep Well Agreement is expected to be amended to allow the Company or Fuji Bank or any of its affiliates to sell or dispose of Common Stock to any person or entity, provided that after any such sale or disposition, Fuji Bank (directly or indirectly, through one or more subsidiaries) continues to hold greater than 50% of the combined voting power of the outstanding Common Stock. This provision may be subject to further revision by the Company and Fuji Bank without the approval of any of the Company's securityholders.

  The Keep Well Agreement may not be terminated prior to the date (the "Termination Date") which is the earlier of (i) December 31, 2007 and (ii) the date on which the Company has received written certifications from Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Rating Services ("S&P") that, upon termination of the Keep Well Agreement, the ratings on the Company's senior unsecured indebtedness without the support provided by the Keep Well Agreement will be no lower than such ratings with the support of the Keep Well Agreement, but in no event may the Termination Date occur before December 31, 2002. In addition, the Keep Well Agreement includes certain restrictions on termination relating to the Company's Series A Preferred Stock and Series C Preferred Stock, which restrictions are discussed below.

  The Keep Well Agreement provides that Fuji Bank will maintain the Company's stockholders' equity in an amount equal to $500 million. Accordingly, if the Company should determine, at the close of any month, that its net worth is less than $500 million, then Fuji Bank will purchase, or cause one of its subsidiaries to purchase, shares of the Company's NW Preferred Stock, Class B, no par value (the "NW Preferred Stock"), in an amount necessary to increase the Company's stockholders' equity to $500 million. The NW Preferred Stock is a series of Junior Preferred Stock and, accordingly, if and when issued will rank junior to the Series A Preferred Stock and the Series C Preferred Stock and senior to the Common Stock as to payment of dividends, and in all other respects. If and when the NW Preferred Stock is issued, dividends thereon will be noncumulative and will be payable (if declared) quarterly at a rate per annum equal to 1% over the three-month LIBOR. Such dividends will not be paid during a default in the payment of principal or interest on any of the outstanding indebtedness for money borrowed by the Company. Subject to certain conditions, the NW Preferred Stock will be redeemable, at the option of the holder, within a specified period of time after the end of a calendar quarter in an aggregate amount not greater than the excess of the stockholders' equity of the Company as of the end of such calendar quarter over $500 million.

  The Keep Well Agreement further provides that if the Company should lack sufficient cash, other liquid assets or credit facilities to meet its payment obligations on its commercial paper, then Fuji Bank will lend the Company up to $500 million, payable on demand, which the Company may use only for the purpose of meeting such payment obligations. Any such loan by Fuji Bank to the Company (a "Liquidity Advance") will bear interest at a fluctuating interest rate per annum equal to the announced prime commercial lending rate of Morgan Guaranty Trust Company of New York plus 0.25% per annum. Each Liquidity Advance will be repayable on demand at any time after the business day following the 29th day after such Liquidity Advance was made. No repayment of the Liquidity Advance will be made during a period of default in the payment of the Company's senior indebtedness for borrowed money.

  No Liquidity Advances or purchases of NW Preferred Stock have been made by Fuji Bank under the Keep Well Agreement; other infusions of capital in the Company have been made by Fuji Bank, the last one of which occurred in 1992.

  Under the Keep Well Agreement, the Company has covenanted to maintain, and Fuji Bank has undertaken to assure that the Company will maintain, unused short-term lines of credit, asset sales facilities and committed credit facilities in an amount approximately equal to 75% of the amount of its commercial paper obligations from time to time outstanding.

  Neither Fuji Bank nor the Company is permitted to terminate the Keep Well Agreement for any reason prior to the Termination Date. After the Termination Date, either Fuji Bank or the Company may terminate the Keep Well Agreement upon 30 business days' prior written notice, except as set forth below. So long as the Series A Preferred Stock is outstanding and held by third parties other than Fuji Bank, the Keep Well Agreement may not be terminated by either party unless the Company has received written certifications from Moody's and S&P that upon such termination the Series A Preferred Stock will be rated by them no lower than "a3" and "A-", respectively. Additionally, so long as the Series C Preferred Stock is outstanding and held by third parties other than Fuji Bank, the Keep Well Agreement may not be terminated by either party unless the Company has received written certifications from Moody's and S&P that upon such termination the Series C Preferred Stock will be rated no lower than "baa1" and "BBB" by Moody's and S&P, respectively. For these purposes, the Series A Preferred Stock and the Series C Preferred Stock will no longer be deemed outstanding at such time as an effective notice of redemption of all of the Series A Preferred Stock and the Series C Preferred Stock shall have been given by the Company and funds sufficient to effectuate such redemption shall have been deposited with the party designated for such purpose in the notice. So long as the Series A Preferred Stock is outstanding, if both Moody's and S&P shall discontinue rating the Series A Preferred Stock, then Goldman, Sachs & Co., or its successor, shall, within 30 days, select a nationally recognized substitute rating agency and identify the comparable ratings from such agency. So long as the Series A Preferred Stock is no longer outstanding but the Series C Preferred Stock is outstanding, if both Moody's and S&P shall discontinue rating the Series C Preferred Stock, then Lehman Brothers Inc., or its successor, shall, within 30 days, select a nationally recognized substitute rating agency and identify the comparable ratings from such agency. Any termination of the Keep Well Agreement by the Company must be consented to by Fuji Bank. Any such termination will not relieve the Company of its obligations in respect of any NW Preferred Stock outstanding on the date of termination or the dividends thereon, any amounts owed in respect of Liquidity Advances on the date of termination or the unpaid principal or interest on those Liquidity Advances or Fuji Bank's fee relating to the Liquidity Commitment. Any such termination will not adversely affect the Company's commercial paper obligations outstanding on the date of termination. The Keep Well Agreement can be modified or amended by a written agreement of Fuji Bank and the Company. However, no such modification or amendment may change the prohibition against termination before the Termination Date or the other restrictions on termination or adversely affect the Company's then-outstanding commercial paper obligations.

  Under the Keep Well Agreement, the Company's commercial paper obligations and any other debt instruments are solely the obligations of the Company. The Keep Well Agreement is not a guarantee by Fuji Bank of the payment of the Company's commercial paper obligations, indebtedness, liabilities or obligations of any kind.

 REGISTRATION RIGHTS AGREEMENT

  In connection with the contemplated Offering, the Company and Fuji Bank expect to enter into a registration rights agreement (the "Registration Rights Agreement") providing that, upon the request of Fuji Bank, its subsidiaries or certain transferees of Common Stock from Fuji Bank or its subsidiaries (each, a "Qualified Transferee"), the Company will use its best efforts to effect the registration under the applicable federal and state securities laws of any of the shares of Class A Common Stock that it may hold or that are issued or issuable upon conversion of any other security that it may hold (including the shares of Class B Common Stock) and of any other securities issued or issuable in respect of the Class A Common Stock, in each case for sale in accordance with the intended method of disposition of the holder or holders making such demand for registration, and will take such other actions as may be necessary to permit the sale thereof in other jurisdictions, subject to certain specified limitations. Fuji Bank, its subsidiaries or any Qualified Transferee will also have the right, which it may exercise at any time and from time to time, subject to certain limitations, to include any such shares and other securities in other registrations of equity securities of the Company initiated by the Company on its own behalf or on behalf of its other stockholders. The Company will agree to pay all costs and expenses in connection with each such registration which Fuji Bank, any subsidiary thereof or any Qualified Transferee initiates or in which any of them participates. The Registration Rights Agreement will contain indemnification and contribution provisions (i) by Fuji Bank and its permitted assigns for the benefit of the Company, and (ii) by the Company for the benefit of Fuji Bank and other persons entitled to effect registrations of Class A Common Stock (and other securities) pursuant to its terms, and related persons.

PURCHASE OF INTEREST IN INTERNATIONAL GROUP FROM FUJI BANK

  In connection with the contemplated Offering, the Company's Board of Directors has authorized the Company to purchase Fuji Bank's interest in International Group for total cash consideration of approximately $85 million. Fuji Bank currently owns shares of common and preferred stock of International Group, together representing 21% of the outstanding shares of capital stock of International Group.

CERTAIN OTHER TRANSACTIONS WITH FUJI BANK AND ITS SUBSIDIARIES

  Several financial, administrative or other service arrangements exist or have existed between the Company and Fuji Bank, FAHI, HIC or related affiliates. In management's opinion, the terms of these arrangements are similar to those the Company would have been able to obtain in like agreements with unaffiliated entities in arms-length transactions.

 TAX ALLOCATION AGREEMENT

  Under the terms of the tax allocation agreement between HIC and the Company, as amended, which was in place in 1997, each company covered by the agreement calculated its current and deferred income taxes based on its separate company taxable income or loss, utilizing separate company net operating losses, tax credits, capital losses and deferred tax assets or liabilities. Under the terms of other tax allocation agreements with certain of the Company's subsidiaries, the Company and HIC, in calculating their current income taxes, utilized the taxable income or loss of the subsidiaries.

 SERVICES PROVIDED BY FUJI BANK, HIC AND FAHI FOR THE COMPANY

  Certain employees of Fuji Bank and HIC performed managerial, administrative and other related functions for the Company during 1997. The Company compensated Fuji Bank and HIC for the use of such individuals' services at a rate which reflects current costs to Fuji Bank and HIC. The amounts paid to Fuji Bank and HIC for these services in 1997 were $2 million and $77 million, respectively. See "Item 11. Executive Compensation." In conjunction with the transfer of ownership of the Company to FAHI, the majority of the employees of HIC who were providing services to the Company were transferred to the Company. Additionally, certain subsidiaries of Fuji Bank periodically serve as managers for various offerings of the Company's debt securities and may act as registrar and paying agent for certain debt issuances by the Company. These services are provided at market rates. The Company has entered into similar agreements with FAHI. In the Company's opinion, the amounts to be paid under such agreements will be significantly less than the amounts paid in 1997.

 SERVICES PROVIDED BY THE COMPANY FOR AFFILIATES

  The Company performs services for its affiliates, including FAHI, and charges them for the cost of the work performed. The Company may also guarantee the obligations of its clients or the clients of certain joint ventures under letters of credit issued by financial institutions, some of which are affiliates of the Company. Additionally, the Company guaranteed payment under a deferred compensation arrangement between HIC and certain of its employees. The Company had agreements with HIC and certain other subsidiaries of HIC which provided for the Company to receive an annual negotiated fee for servicing assets which had been sold by the Company to HIC and these affiliates. The amount of fees for servicing these assets in 1997 was approximately $200,000.

  Heller Capital Markets Group, Inc. ("CMG"), a wholly-owned subsidiary of the Company, acted as placement agent for the sale of commercial paper issued by HIC during 1997. CMG received compensation based upon the face amount of the commercial paper notes sold. For the year ended December 31, 1997, HIC paid compensation to CMG pursuant to this arrangement of $61,000. The HIC commercial paper program was terminated during 1997.

 INTERCOMPANY RECEIVABLES, PAYABLES, TRANSACTIONS AND FINANCIAL INSTRUMENTS

  At December 31, 1997, the net amount due to affiliates was $29 million. This amount is comprised principally of interest bearing demand notes representing amounts due to or from the Company arising from an interest rate swap agreement with HIC, advances, administrative fees and costs charged to other subsidiaries of HIC. The notes bear interest at rates which approximate the average rates on the Company's commercial paper obligations or short-term bank borrowing rates outstanding during the period. During 1997 the Company paid interest of $3 million to HIC related to these notes.

  Fuji Bank and one of its subsidiaries provided uncommitted lines of credit to consolidated international subsidiaries totalling approximately $29 million at December 31, 1997. Borrowings under these facilities totalled $5 million at December 31, 1997. In addition, Fuji Bank provides lines of credit to certain international joint ventures.

  The Company is a party to a $200 million notional amount interest rate swap agreement with FAHI, which expires December 15, 2000. The purpose of this agreement is to manage the Company's exposure to interest rate fluctuations. Under this agreement, the Company pays interest to FAHI at a variable rate based on the commercial paper rate published by the Board of Governors of the Federal Reserve and FAHI pays interest to the Company at a fixed rate of 5.57%. This agreement, which FAHI assumed from HIC effective January 1998, increased the Company's interest expense by $295,000 in 1997.

  During 1997, HIC converted all of its shares of Series D Preferred Stock into common stock of the Company. Prior to the conversion, the Company paid a dividend to HIC on the Series D Preferred Stock of approximately $500,000.

  Also, during 1997, the Company paid to Fuji Bank a commitment fee of approximately $317,000, related to the Keep Well Agreement.

  The trust department of Fuji Bank may purchase commercial paper of the Company for its clients. Interest expense paid by the Company related to such commercial paper borrowings was $235,000 in 1997.

  In the ordinary course of its business, the Company participates in joint financings with Fuji Bank or certain affiliates. During 1997, the Company sold $10 million of an outstanding $25 million commitment to Fuji Bank at book value. No gain or loss was recorded on the transaction.

  The Company has an accounts receivable sale facility which allows the Company to sell an undivided interest of up to $550 million in a designated pool of its factored accounts receivable to five bank-supported conduits. The Company sold approximately $500 million of receivables under this facility as of December 31, 1997. The underlying liquidity support for the conduit is provided by unaffiliated entities. One of the conduits has an operating agreement with Fuji Bank. The Company paid fees of $346,000 to Fuji Bank during 1997 for services provided under this agreement.

  In conjunction with the formation of FAHI, the Company purchased, at book value, less than $10 million of assets from HIC on December 31, 1997. These assets are primarily recorded as real estate receivables at the purchase price.

  On February 15, 1985, the Company issued to HIC 1,000 shares of previously subscribed Cumulative Convertible Preferred Stock, Series D (the "Series D Preferred Stock"), which had a dividend yield established quarterly at the rate of 1/2% under the announced prime commercial lending rate of Morgan Guaranty Trust Company of New York, cumulative from March 30, 1984 and payable quarterly commencing on March 31, 1989. During 1997, HIC converted all of its shares of Series D Preferred Stock into common stock of the Company. The conversion was accounted for as a stock dividend and therefore has been retroactively restated in the Company's consolidated financial statements. All dividends paid on the Series D Preferred Stock have been retroactively reclassified to common dividends.

CERTAIN OTHER RELATIONSHIPS

  Mr. Kessel, a director of the Company, is a partner of the law firm of Shearman & Sterling, which from time to time acts as counsel in certain matters for Fuji Bank, the Company and FAHI.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) Documents Filed as Part of This Report:

    1. Financial Statements (All Financial Statements listed below are those of the Company and its consolidated subsidiaries):

      Report of Independent Public Accountants--Arthur Andersen LLP

      Consolidated Balance Sheets--December 31, 1997 and 1996

      Consolidated Statements of Income for the Years Ended December 31, 1997, 1996 and 1995

      Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995

      Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1997, 1996 and 1995

      Notes to Consolidated Financial Statements

    2.   Financial Statement Schedules:

      Schedules are omitted because they are not applicable or because the required information appears in the financial statements or the notes thereto.

    3.   Exhibits:


    (3)(a)*   Restated Certificate of
              Incorporation of the
              Company, as amended
    (3)(b)    By-laws of the Company,
              as amended on June 17,
              1996 [Incorporated by
              reference to Exhibit
              3(ii) to the Company's
              Quarterly Report on Form
              10-Q for the Quarter
              Ended June 30, 1996
              (File No. 1-6157)]
    (4)(a)    Certificate of Designa-
              tion, Preferences and
              Rights of Cumulative
              Perpetual Senior Pre-
              ferred Stock, Series A,
              filed September 16, 1992
              [Incorporated by refer-
              ence to Exhibit 4(a) to
              the Company's Annual Re-
              port on Form 10-K for
              the Fiscal Year Ended
              December 31, 1992 (File
              No. 1-6157)]
    (4)(b)    Certificate of Designa-
              tion, Preferences and
              Rights of the Company's
              Fixed Rate Noncumulative
              Perpetual Senior Pre-
              ferred Stock Series B
              (Liquidation Preference
              $100.00 per share) filed
              with the Secretary of
              State of Delaware on
              June 13, 1997 [Incorpo-
              rated by reference to
              Exhibit (3)(i)(b) to the
              Company's Quarterly Re-
              port on Form 10-Q for
              the Quarter Ended June
              30, 1997 (File No. 1-
              6157)]
    (4)(c)    Certificate of Designa-
              tion, Preferences and
              Rights of the Company's
              Fixed Rate Noncumulative
              Perpetual Senior Pre-
              ferred Stock, Series C
              (Liquidation Preference
              $100.00 Per Share) filed
              with the Secretary of
              State of Delaware on No-
              vember 5, 1997 [Incorpo-
              rated by reference to
              Exhibit 4.4 to the
              Company's Registration
              Statement on Form S-4
              dated October 24, 1997
              (File No. 333-38627)]
    (4)(d)    Heller Financial, Inc.
              Standard Multiple-Series
              Indenture Provisions
              dated February 5, 1987
              [Incorporated by refer-
              ence to Exhibit (4)(a)
              to the Company's Regis-
              tration Statement on
              Form S-3 dated February
              5, 1987 (File No. 33-
              11757)]


    (4)(e)    Form of Indenture dated
              as of February 5, 1987
              between the Company and
              The First National Bank
              of Chicago, Trustee,
              with respect to Senior
              Securities [Incorporated
              by reference to Exhibit
              (4)(b) to the Company's
              Registration Statement
              on Form S-3 dated Febru-
              ary 5, 1987 (File No.
              33-11757)]
    (4)(f)    Form of Indenture dated
              as of February 24, 1993
              between the Company and
              The First National Bank
              of Boston, Trustee, with
              respect to Senior Secu-
              rities [Incorporated by
              reference to Exhibit
              (4)(h) to the Company's
              Registration Statement
              on Form S-3 dated Febru-
              ary 24, 1993 (File No.
              33-58716)]
    (4)(g)    First Supplemental In-
              denture dated September
              29, 1995 to the Inden-
              ture dated February 24,
              1993 between the Company
              and State Street Bank
              Bank and Trust Company,
              as successor to The
              First National Bank of
              Boston, with respect to
              Senior Securities [In-
              corporated by reference
              to Exhibit (4)(a) to the
              Company's Current Report
              on Form 8-K filed Octo-
              ber 3, 1995 (File No. 1-
              6157)]
    (4)(h)    Form of Indenture dated
              as of February 5, 1987
              between the Company and
              Chemical Bank, Trustee,
              with respect to Senior
              Securities [Incorporated
              by reference to Exhibit
              (4)(c) to the Company's
              Registration Statement
              on Form S-3 dated Febru-
              ary 5, 1987 (File No.
              33-11757)]
    (4)(i)    First Supplemental In-
              denture dated as of De-
              cember 1, 1989 to the
              Indenture dated as of
              February 5, 1987 between
              Chemical Bank, as Trust-
              ee, and the Company [In-
              corporated by reference
              to Exhibit (4)(e) to the
              Company's Annual Report
              on Form 10-K for the
              Fiscal Year Ended Decem-
              ber 31, 1994 (File No.
              1-6157)]
    (4)(j)    Form of Indenture dated
              as of September 30, 1991
              between the Company and
              The Bank of New York,
              Trustee, with respect to
              Senior Securities [In-
              corporated by reference
              to Exhibit (4)(h) to the
              Company's Registration
              Statement on Form S-3
              dated September 30, 1991
              (File No. 33-43020)]
    (4)(k)    Indenture dated as of
              September 1, 1995 be-
              tween the Company and
              State Street Bank and
              Trust Company, as suc-
              cessor to Shawmut Bank
              Connecticut, National
              Association, as Trustee,
              with respect to Senior
              Securities [Incorporated
              by reference to Exhibit
              4.3 to the Company's
              Registration Statement
              on Form S-3 dated Octo-
              ber 23, 1997 (File No.
              333-38545)]
    (4)(l)    First Supplemental In-
              denture dated as of Oc-
              tober 13, 1995, to the
              Indenture dated as of
              September 1, 1995, be-
              tween the Company and
              State Street Bank and
              Trust Company, as suc-
              cessor to Shawmut Bank
              Connecticut, National
              Association, as Trustee,
              with respect to Senior
              Securities [Incorporated
              by reference to the
              Company's Current Report
              on Form 8-K, filed Octo-
              ber 18, 1995 (File No.
              1-6157)]
    (4)(m)    Second Supplemental In-
              denture dated November
              17, 1997 to Indenture
              dated September 1, 1995
              between the Company and
              State Street Bank and
              Trust Company, as Trust-
              ee, with respect to Se-
              nior Securities [Incor-
              porated by reference to
              Exhibit 4(a) to the
              Company's Current Report
              on Form 8-K filed Decem-
              ber 4, 1997 (File No. 1-
              6157)]
    (4)(n)    Indenture dated as of
              September 1, 1995
              between the Company and
              State Street Bank and
              Trust Company, as
              successor to Shawmut
              Bank Connecticut,
              National Association, as
              Trustee, with respect to
              Subordinated Securities
              [Incorporated by
              reference to Exhibit 4.5
              to the Company's
              Registration Statement
              on Form S-3 dated
              October 23, 1997 (File
              No. 333-38545)]


    (4)(o)    First Supplemental In-
              denture dated as of Oc-
              tober 13, 1995, to the
              Indenture dated as of
              September 1, 1995, be-
              tween the Company and
              State Street Bank and
              Trust Company, as suc-
              cessor to Shawmut Bank
              Connecticut, National
              Association, as Trustee,
              with respect to Subordi-
              nated Securities [Incor-
              porated by reference to
              the Company's Current
              Report on Form 8-K,
              filed October 18, 1995
              (File No. 1-6157)]
    (4)(p)    Indenture dated as of
              September 1, 1995
              between the Company and
              State Street Bank and
              Trust Company, as
              successor to Shawmut
              Bank Connecticut,
              National Association, as
              Trustee, with respect to
              Junior Subordinated
              Securities [Incorporated
              by reference to Exhibit
              4.7 to the Company's
              Registration Statement
              on Form S-3 dated
              October 23, 1997 (File
              No. 333-38545)]
    (4)(q)    First Supplemental
              Indenture dated October
              13, 1995, to the
              Indenture dated as of
              September 1, 1995,
              between the Company and
              State Street Bank and
              Trust Company, as
              successor to Shawmut
              Bank Connecticut,
              National Association, as
              Trustee, with respect to
              Junior Subordinated
              Securities [Incorporated
              by reference to Exhibit
              4(d)(i) to the Company's
              Current Report on Form
              8-K filed October 18,
              1995 (File No. 1-6157)]
    (4)(r)    Form of Medium-Term
              Note, Series G (Fixed
              Rate) due from 9 months
              to 30 years from date of
              issue [Incorporated by
              reference to Exhibit
              4(a) to the Company's
              Current Report on Form
              8-K filed November 6,
              1997 (File no. 1-6157)]
    (4)(s)    Form of Medium-Term
              Note, Series G (Fixed
              Rate/Currency Indexed)
              due from 9 months to 30
              years from date of issue
              [Incorporated by refer-
              ence to Exhibit 4(b) to
              the Company's Current
              Report on Form 8-K filed
              November 6, 1997 (File
              no. 1-6157)]
    (4)(t)    Form of Medium-Term
              Note, Series G (Floating
              Rate) due from 9 months
              to 30 years from date of
              issue [Incorporated by
              reference to Exhibit
              4(c) to the Company's
              Current Report on Form
              8-K filed November 6,
              1997 (File no. 1-6157)]
    (4)(u)    Form of Medium-Term
              Note, Series G (Floating
              Rate/Currency Indexed)
              due from 9 months to 30
              years from date of issue
              [Incorporated by refer-
              ence to Exhibit 4(d) to
              the Company's Current
              Report on Form 8-K filed
              November 6, 1997 (File
              no. 1-6157)]
    (4)(v)    Form of Medium-Term
              Note, Series H (Fixed
              Rate) due from 9 months
              to 30 years from date of
              issue [Incorporated by
              reference to Exhibit
              4(b) to the Company's
              Current Report on Form
              8-K filed December 4,
              1997 (File no. 1-6157)]
    (4)(w)    Form of Medium-Term
              Note, Series H (Fixed
              Rate/Currency Indexed)
              due from 9 months to 30
              years from date of issue
              [Incorporated by refer-
              ence to Exhibit 4(c) to
              the Company's Current
              Report on Form 8-K filed
              December 4, 1997 (File
              no. 1-6157)]
    (4)(x)    Form of Medium-Term
              Note, Series H (Floating
              Rate) due from 9 months
              to 30 years from date of
              issue [Incorporated by
              reference to Exhibit
              4(d) to the Company's
              Current Report on Form
              8-K filed December 4,
              1997 (File no. 1-6157)]
    (4)(y)    Form of Medium-Term
              Note, Series H (Floating
              Rate/Currency Indexed)
              due from 9 months to 30
              years from date of issue
              [Incorporated by refer-
              ence to Exhibit 4(e) to
              the Company's Current
              Report on Form 8-K filed
              December 4, 1997 (File
              no. 1-6157)]
    (10)(a)*  Restated Keep Well
              Agreement dated as of
              June 17, 1997, amending
              and restating the agree-
              ment dated as of August
              28, 1992, as amended as
              of May 3, 1995 and June
              17, 1997, between Fuji
              Bank and the Company
    (10)(b)   Services Agreement dated
              January 1, 1985 between
              the Company and Fuji
              Bank [Incorporated by
              reference to Exhibit
              (10)(e) to the Company's
              Annual Report on Form
              10-K for the Fiscal Year
              Ended December 31, 1992
              (File No. 1-6157)]


   (10)(c)   Management Agreement
             dated as of January 1,
             1991 between HIC and the
             Company [Incorporated by
             reference to Exhibit
             (10)(m) to the Company's
             Quarterly Report on Form
             10-Q for the period end-
             ing March 31, 1991 (File
             No. 1-6157)]
   (10)(d)*  Management Services
             Agreement dated as of
             January 2, 1998 between
             FAHI and the Company
   (10)(e)   Agreement for the Allo-
             cation of Federal, State
             and Foreign Income Tax
             Liability and Benefits
             Among Heller Interna-
             tional Corporation and
             its Subsidiaries, effec-
             tive as of July 1, 1996
             [Incorporated by refer-
             ence to Exhibit (10)(g)
             to the Company's annual
             Report on Form 10-K for
             the Fiscal Year Ended
             December 31, 1996 (File
             No. 1-6157)]
   (10)(f)+  Supplemental Executive
             Retirement Benefit Plan,
             amended and restated ef-
             fective January 1, 1996
             [Incorporated by refer-
             ence to Exhibit (10)(e)
             to the Company's Annual
             Report on Form 10-K for
             the Fiscal Year Ended
             December 31, 1996 (File
             No. 1-6157)]
   (10)(g)+  Long Term Incentive
             Plan, effective January
             1, 1994 [Incorporated by
             reference to Exhibit
             10(n) to the Company's
             Annual Report on Form
             10-K for the Fiscal Year
             Ended December 31, 1994
             (File No. 1-6157)]
   (10)(h)*+ 1996-1998 Long Term In-
             centive Plan, effective
             January 1, 1996
   (10)(i)*+ 1997-1999 Long Term In-
             centive Plan, effective
             January 1, 1997
   (10)(j)+  Executive Deferred Com-
             pensation Plan, dated
             January 1, 1994 as
             amended on October 1,
             1994 [Incorporated by
             reference to Exhibit
             10(o) to the Company's
             Annual Report on Form
             10-K for the Fiscal Year
             Ended December 31, 1994
             (File No. 1-6157)]
   (10)(k)+  Second Amendment to the
             Executive Deferred Com-
             pensation Plan, dated
             December 29, 1995 [In-
             corporated by reference
             to Exhibit 10(n) to the
             Company's Annual Report
             on Form 10-K for the
             Fiscal Year Ended Decem-
             ber 31, 1995 (File No.
             1-6157)]
   (10)(l)+  Third Amendment to the
             Executive Deferred Com-
             pensation Plan, dated
             January 1, 1996 [Incor-
             porated by reference to
             Exhibit 10(m) to the
             Company's Annual Report
             on Form 10-K for the
             Fiscal Year Ended Decem-
             ber 31, 1996 (File No.
             1-6157)]
   (10)(m)+  Fourth Amendment to the
             Executive Deferred Com-
             pensation Plan, dated
             November 26, 1996 [In-
             corporated by reference
             to Exhibit 10(n) to the
             Company's Annual Report
             on Form 10-K for the
             Fiscal Year Ended Decem-
             ber 31, 1996 (File No.
             1-6157)]
   (10)(n)*+ Fifth Amendment to the
             Executive Deferred Com-
             pensation Plan, dated
             November 21, 1997 and
             effective January 1,
             1997
   (10)(o)+  Cross Guaranty for the
             Executive Deferred Com-
             pensation Plan [Incorpo-
             rated by reference to
             Exhibit 10(p) to the
             Company's Annual Report
             on Form 10-K for the
             Fiscal Year Ended Decem-
             ber 31, 1994 (File No.
             1-6157)]
   (10)(p)+  Management Incentive
             Plan (Effective January
             1, 1987, Revised January
             1, 1989) [Incorporated
             by reference to Exhibit
             10(m) to the Company's
             Annual Report on Form
             10-K for the Fiscal Year
             Ended December 31, 1995
             (File No. 1-6157)]
   (10)(q)+  Savings and Profit Shar-
             ing Plan, amended and
             restated effective as of
             January 1, 1989 [Incor-
             porated by reference to
             Exhibit (10)(q) to the
             Company's Annual Report
             on Form 10-K for the
             Fiscal Year Ended Decem-
             ber 31, 1996 (File No.
             1-6157)]
   (10)(r)+  First Amendment to Sav-
             ings and Profit Sharing
             Plan, dated December 23,
             1993 [Incorporated by
             reference to Exhibit
             (10)(r) to the Company's
             Annual Report on Form
             10-K for the Fiscal Year
             Ended December 31, 1996
             (File No. 1-6157)]


   (10)(s)+  Second Amendment to Sav-
             ings and Profit Sharing
             Plan, dated December 20,
             1994 [Incorporated by
             reference to Exhibit
             (10)(s) to the Company's
             Annual Report on Form
             10-K for the Fiscal Year
             Ended December 31, 1996
             (File No. 1-6157)]
   (10)(t)+  Third Amendment to Sav-
             ings and Profit Sharing
             Plan, dated September 9,
             1996 [Incorporated by
             reference to Exhibit
             (10)(t) to the Company's
             Annual Report on Form
             10-K for the Fiscal Year
             Ended December 31, 1996
             (File No. 1-6157)]
   (10)(u)*+ Fourth Amendment to Sav-
             ings and Profit Sharing
             Plan, dated April 30,
             1997
   (10)(v)+  Employment Letter Agree-
             ment, dated February 1,
             1996 between the HIC and
             Richard J. Almeida [In-
             corporated by reference
             to Exhibit 10(o) to the
             Company's Annual Report
             on Form 10-K for the
             Fiscal Year Ended Decem-
             ber 31, 1995 (File No.
             1-6157)]
   (10)(w)*+ Employment Letter Agree-
             ment, dated as of Decem-
             ber 31, 1997, between
             the Company and Richard
             J. Almeida
   (10)(x)*+ Employment Letter Agree-
             ment, dated as of Decem-
             ber 31, 1997, between
             the Company and Freder-
             ick E. Wolfert
   (10)(y)*  Subordinated Promissory
             Note in the principal
             amount of $450 million
             issued by the Company to
             Fuji America Holdings,
             Inc.
   (12)*     Computation of Ratio of
             Earnings to Combined
             Fixed Charges and Pre-
             ferred Stock Dividends
   (21)*     Subsidiaries of the Reg-
             istrant
   (23)*     Consent of Independent
             Public Accountants
   (24)*     Powers of Attorney
   (27)*     Financial Data Schedule

--------
  *Filed herewith.

  +Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

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

  (b) Current Reports on Form 8-K:

    The following were filed pursuant to Item 5 of Form 8-K:


      On October 22, 1997, the Company filed a Current Report on Form 8-K to announce the Company's earnings for the quarter ended September 30, 1997 and the Company's issuance of $250 million principal amount of its 6.44% Notes due October 6, 2002.

      On November 6, 1997, the Company filed a Current Report on Form 8-K to announce that the Company commenced an offering from time to time under its Registration Statement on Form S-3 (Reg. No. 333-38545) and pursuant to a Prospectus Supplement of up to $500 million of Medium Term Notes, Series G, due from 9 months to 30 years from the date of issue.

      On December 4, 1997, the Company filed a Current Report on Form 8-K to announce that the Company commenced an offering pursuant to a Prospectus Supplement of up to $2.5 billion of Medium Term Notes, Series H, due from 9 months to 30 years from the date of issue.

      On December 9, 1997, the Company filed a Current Report on Form 8-K to announce that Fuji Bank issued a press release with respect to Fuji Bank's interim financial statements for the six months ended September 30, 1997.

      On January 28, 1998, the Company filed a Current Report on Form 8-K to announce the Company's earnings for the year ended December 31, 1997.

      On January 30, 1998, the Company filed a Current Report on Form 8-K to announce Fuji Bank's consideration of a public offering by the Company

      On February 20, 1998, the Company filed a Current Report on Form 8-K to announce payment of a $450 million dividend to FAHI in the form of a subordinated promissory note.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Heller Financial, Inc.

                                                  /s/ Richard J. Almeida
                                          By:__________________________________
                                                    Richard J. Almeida
                                               Chairman and Chief Executive
                                                          Officer


                                          Dated: February 25, 1998

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.
                            /s/ Richard J. Almeida
By: _________________________________
                              Richard J. Almeida
                Chairman, Chief Executive Officer and Director

                                       *
By: _________________________________
                               Yukihiko Chayama
                                   Director

                                       *
By: _________________________________
                                Tsutomu Hayano
                                   Director

                                       *
By: _________________________________
                                  Mark Kessel
                                   Director

                                       *
By: _________________________________
                               Michael J. Litwin
                                   Director

                                       *
By: _________________________________
                              Dennis P. Lockhart
                                   Director

                            /s/ Lauralee E. Martin
By: _________________________________
                              Lauralee E. Martin
        Executive Vice President, Chief Financial Officer and Director

                                       *
By: _________________________________
                                Hideo Nakajima
                                   Director

Dated: February 25, 1998

                                       *
By: _________________________________
                                  Osamu Ogura
                                   Director

                                       *
By: _________________________________
                                Masahiro Sawada
                                   Director

                                       *
By: _________________________________
                               Takeshi Takahashi
                                   Director

                                       *
By: _________________________________
                                Atsushi Takano
                                   Director

                                       *
By: _________________________________
                               Kenichiro Tanaka
                                   Director

                                       *
By: _________________________________
                                Kenichi Tomita
                                   Director

                             /s/ Lawrence G. Hund
By: _________________________________
                               Lawrence G. Hund
        Senior Vice President, Controller and Chief Accounting Officer

         /s/ Debra H. Snider
*By: ________________________________
                                Debra H. Snider
                               Attorney-in-Fact