Form 10-K/A
period 1997-12-31
HELLER FINANCIAL INC
filed 1998-04-28
CIK 46738

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               FORM 10-K/A

(MARK ONE)                  (AMENDMENT NO. 1)
 [X]         ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

     Number of shares of Common Stock outstanding at March 31, 1998:
                            Class A Common Stock--0
                       Class B Common Stock--51,050,000
                  Documents incorporated by reference: None.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                 Web site address is http://www.hellerfin.com

                               TABLE OF CONTENTS

 ITEM NO.                          NAME OF ITEM                           PAGE
 --------                          ------------                           ----

                                     PART I
 Item  1. Business......................................................    4
          General.......................................................    4
          Asset Based Finance...........................................    6
          Equipment Finance and Leasing.................................    6
          Sales Finance.................................................    8
          Business Credit...............................................   10
          Current Asset Management......................................   11
          Small Business Lending........................................   12
          Real Estate Finance...........................................   13
          International Group...........................................   15
          Corporate Finance.............................................   16
          Project Finance...............................................   18
          Pre-1990 Portfolio............................................   18
          Sales and Marketing...........................................   19
          Securitization, Syndication and Loan Sale Activities..........   20
          Securitizations...............................................   20
          Syndications and Loan Sales...................................   20
          Competition...................................................   20
          Regulation....................................................   21
          Employees.....................................................   21
          Risk Management...............................................   22
          Credit Risk Management........................................   22
          Asset/Liability Management....................................   22
          Portfolio Quality.............................................   25
 Item  2. Properties....................................................   28
 Item  3. Legal Proceedings.............................................   28
 Item  4. Submission of Matters to a Vote of Security Holders...........   28

                                    PART II
 Item  5. Market for Registrant's Common Equity and Related Stockholder
           Matters......................................................   28
 Item  6. Selected Financial Data.......................................   30
 Item  7. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................   33
          General.......................................................   33
          Year Ended December 31, 1997 Compared to Year Ended December
           31, 1996.....................................................   34
          Results of Operations.........................................   34
          Lending Assets and Investments................................   38
          Year Ended December 31, 1996 Compared to Year Ended December
           31, 1995.....................................................   39
          Results of Operations.........................................   39
          Lending Assets and Investments................................   42
          Liquidity and Capital Resources...............................   44
          Accounting Developments.......................................   45
          Year 2000 Compliance..........................................   45
          Special Note Regarding Forward-Looking Statements.............   46
 Item  8. Financial Statements and Supplementary Data...................   47
 Item  9. Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.....................................   81

 ITEM NO.                          NAME OF ITEM                            PAGE
 --------                          ------------                            ----
                                    PART III
 Item 10. Directors and Executive Officers of the Registrant............    82
          Section 16(a) Beneficial Ownership Reporting Compliance.......    87
 Item 11. Executive Compensation........................................    88
          Summary Compensation Table....................................    88
          Long Term Incentive Plans.....................................    89
          Retirement and Other Defined Benefit Plans....................    90
          Employment Contracts and Termination of Employment and Change
           of Control Arrangements......................................    91
          Compensation of Directors.....................................    92
          Compensation Committee Interlocks and Insider Participation...    92
 Item 12. Security Ownership of Certain Beneficial Owners and
           Management...................................................    92
 Item 13. Certain Relationships and Related Transactions................    93
          Relationship with Fuji Bank...................................    93
          Keep Well Agreement...........................................    94
          Registration Rights Agreement.................................    95
          Purchase of Interest in International Group from Fuji Bank....    96
          Certain Other Transactions with Fuji Bank and Its
           Subsidiaries.................................................    96
          Tax Allocation Agreement......................................    96
          Services Provided by Fuji Bank, HIC and FAHI for the Company..    97
          Services Provided by the Company for Affiliates...............    97
          Intercompany Receivables, Payables, Transactions and Financial
           Instruments..................................................    97
          Certain Other Relationships...................................    98

                                    PART IV
 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-
           K............................................................    99

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

    Vendor Finance, which comprised 50% of the Sales Finance portfolio at year end 1997, provides customized sales financing programs to manufacturers and distributors of a wide variety of commercial, industrial and technology products. Vendor Finance offers products and services to two broad client categories: (i) commercial and industrial, for which Vendor Finance provides sales financing programs consisting of true leases, loans, conditional sales contracts and installment sales contracts secured by equipment; and (ii) healthcare, information and technology, for which Vendor Finance provides sales financing programs consisting of true leases, loans and conditional sales contracts, secured by health care and high-technology products. These sales financing programs enable the vendor to enhance its marketing and sales capabilities by offering financing and leasing options to its customers. Transactions under these programs generally have partial or, in some cases, full recourse to the vendor. Individual transaction sizes within these programs range from $50,000 to $5 million, with an average transaction size in 1997 of approximately $400,000. Terms generally range from two to six years. In 1997, Vendor Finance generated approximately $500 million in new business volume.

    Lender Finance, which comprised 50% of the Sales Finance portfolio at year-end 1997, provides (i) financing for the vacation ownership industry and (ii) lease portfolio financing. Lender Finance is one of the largest lenders to the U.S vacation ownership industry, providing timeshare resort developers with full life-cycle financing, primarily receivables hypothecation and inventory financing. Lender Finance also provides a wide range of financing to independent leasing companies, including term financing, residual financing, private securitization structures and warehouse financing. Lender Finance generated $254 million in new business volume in 1997. Vacation ownership transaction sizes range from $3 million to $50 million, with an average transaction size in 1997 of $14 million, secured by individual, underlying transactions with an average size in 1997 of approximately $100,000. Terms generally range from two to ten years. Lease portfolio financing transaction sizes range from $50,000 to $2 million, with an average transaction size in 1997 of $1 million. Terms generally range from two to seven years.

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

  Real Estate Finance has ten offices throughout the United States which generate new business by using a combination of direct calling on prospective borrowers and calling on intermediaries and brokers who have relationships with potential clients. Real Estate Finance also markets its products through the use of trade advertising, direct marketing, newsletters, and trade show attendance and sponsorship. In 1997, Real Estate Finance generated new fundings of approximately $1.7 billion, the majority of which were related to CMBS originations. The Company has made and expects to continue to make significant investments in CMBS originations and securitization capabilities to remain a leader in this business. In 1997, the Company terminated its agreement with Belgravia Financial Services ("Belgravia"), whereby Belgravia provided CMBS loans to the Company for approval and financing and shared in CMBS loan and securitization profits. In 1997, Belgravia originated approximately 35% of the Company's total CMBS volume. The Company expects that the termination of this agreement will not have a material impact on the Company's origination of new CMBS loans, due to the Company's investment in loan origination capabilities.

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
                         100% 100%
                         ===  ===

  During 1997, the Company securitized over $500 million of CMBS loans and did not retain any residual interest in this transaction, as all of the receivable backed securities were sold to third parties on a non-recourse basis. Real Estate Finance also originated approximately $1.1 billion of CMBS loans which were originated to be held for securitization at December 31, 1997, a 138% increase over the prior year. The Company also securitized approximately $1.1 billion of these loans in March 1998 and did not retain any residual risk in this transaction. Real Estate Finance syndicates 50% to 75% of junior participation originations through a syndication arrangement with a real estate fund sponsored by a nationally known investment banking firm. The use of syndications has enabled the Company to reduce its average individual retained position in this portfolio to approximately $1 million.

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

REGULATION

  Fuji Bank is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"), and is registered as such with the Board of Governors of the Federal Reserve System (the "Federal Reserve"). As a result, the Company is subject to the Bank Holding Company Act and is subject to examination by the Federal Reserve. In general, the Bank Holding Company Act limits the activities in which the Company may engage to those which the Federal Reserve has generally determined to be "so closely related to banking . . . as to be a proper incident thereto" and generally requires the approval of the Federal Reserve before the Company may engage directly or through a subsidiary in such activities. To obtain the Federal Reserve's approval, Fuji Bank must submit a notice that provides information both about the proposed activity or acquisition and about the financial condition and operations of Fuji Bank and the Company. The Bank Holding Company Act will continue to apply to the Company for as long as Fuji Bank holds 25% or more of any class of the Company's voting stock or otherwise is deemed to control the management or operations of the Company under the Bank Holding Company Act and the Federal Reserve's regulations and interpretations thereunder. The Company's current business activities constitute permitted activities or have been authorized by the Federal Reserve.

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

  The operations of the Company are subject, in certain instances, to supervision and regulation by state and federal governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things, (i) regulate credit granting activities, (ii) establish maximum interest rates, finance charges and other charges, (iii) require disclosures to customers,
(iv) govern secured transactions and (v) set collection, foreclosure, repossession and claims handling procedures and other trade practices. Although most states do not regulate commercial finance, certain states impose limitations on interest rates and other charges and on certain collection practices and creditor remedies and require licensing of lenders and financiers and adequate disclosure of certain contract terms. The Company is also required to comply with certain provisions of the Equal Credit Opportunity Act that are applicable to commercial loans. Additionally, the Company is subject to regulation in those countries in which the Company has operations and in most cases has been required to obtain central governmental approval before commencing business.

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

EMPLOYEES

  As of March 31, 1998, the Company had 2,362 employees. The Company is not subject to any collective bargaining agreements and believes that its employee relations are good.

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

  LIQUIDITY RISK MANAGEMENT. The Company manages liquidity risk primarily by monitoring the relative maturities of assets and liabilities and by borrowing funds through the U.S. and international money and capital markets and bank credit markets. Such cash is used to fund asset growth and to meet debt obligations and other commitments on a timely and cost-effective basis. The Company's primary sources of funds are commercial paper borrowings, issuances of medium-term notes and other term debt securities and the syndication, securitization or sale of certain lending assets. At December 31, 1997, commercial paper borrowings were $2.6 billion and amounts due on term debt within one year were $2.0 billion. If the Company is unable to access such markets at acceptable terms, it could utilize its bank credit and asset sale facilities and cash flow from operations and portfolio liquidations to satisfy its liquidity needs. At December 31, 1997, the Company had committed liquidity support through its bank credit and asset sale facilities totalling $4.0 billion, including a 364-day facility which has been renewed and will expire April 6, 1999, representing, on a consolidated basis, 122% of outstanding commercial paper and short-term borrowings. The Company believes that such credit lines should provide sufficient liquidity to the Company under foreseeable conditions. See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for further information concerning the liquidity of the Company.

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

--------

(1) The financial data presented for 1997 reflect the Company's purchase (through its subsidiary, International Group) of its joint venture partner's interest in Factofrance in April 1997 for $174 million, which resulted in Factofrance being reported on a consolidated basis with the Company as of the date of acquisition. The Company financed this acquisition through the issuance of senior debt. The premium related to this purchase was allocated as follows: $78 million to goodwill and $18 million to a noncompetition agreement. The consolidation of Factofrance resulted in increases of $2.0 billion, $94 million, $59 million and 570 in total assets, operating revenues, operating expenses and number of employees, respectively, during 1997 as compared to 1996. This acquisition had a modest favorable impact on the Company's 1997 net income, as earnings from the Company's increased ownership interest in Factofrance were partially offset by costs related to the acquisition (including interest on the senior debt issued to finance the acquisition).
(2) Funds employed include lending assets and investments, less credit balances of factoring clients. The Company believes funds employed are indicative of the dollar amount which it has loaned to borrowers. Average funds employed ("AFE") reflect the average of lending assets and investments, less credit balances of factoring clients.
(3) Return on average common stockholders' equity is computed as net income less preferred stock dividends paid divided by average total stockholders' equity net of preferred stock.
(4) The ratio of earnings to combined fixed charges and preferred stock dividends is calculated by dividing (i) income before income taxes, minority interest and fixed charges by (ii) fixed charges plus preferred stock dividends.
(5) Common dividend payout ratio is computed as common dividends paid, divided by net income applicable to common stock.
(6) Total lending assets and investments consist of receivables, repossessed assets, equity and real estate investments, operating leases, debt securities and investments in international joint ventures.
(7) Total managed assets include funds employed, plus receivables previously securitized or sold and currently managed by the Company.

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

  In April 1997, the Company's subsidiary, International Group, completed its acquisition of Factofrance, the leading factoring company in France, from the Company's joint venture partner. Through this acquisition, International Group increased its ownership interest in Factofrance from 48.8% to 97.6%, which resulted in Factofrance being reported on a consolidated basis with the Company as of the date of purchase. Operating revenues, operating expenses, factoring commissions and fees and other income increased by $94 million, $59 million, $51 million and $20 million, respectively, for the year ended December 31, 1997 as a result of the Company's accounting for Factofrance's results on a consolidated basis. In addition, income of international joint ventures declined by $8 million, primarily due to this consolidation of Factofrance. This acquisition had a modest favorable impact on the Company's 1997 net income, as earnings from the Company's increased ownership interest in Factofrance were partially offset by related costs (including interest on senior debt issued to finance the acquisition).

  On February 26, 1998, the Company filed a registration statement in connection with a contemplated initial public offering of its Class A Common Stock (the "Offering"). Fuji Bank will maintain majority ownership of the Company immediately following the Offering. The timing and the terms of the Offering have not yet been determined.

  In connection with the contemplated Offering, the Company's Board of Directors has authorized the Company to purchase the 21% interest of Fuji Bank in International Group for total cash consideration of approximately $83 million. The Company intends to finance this acquisition through the issuance of senior debt, which will bear interest at a market rate and have such other terms as are determined at the time of issuance. This acquisition is expected to be accounted for using the purchase method of accounting, and the Company's net income will no longer be reduced by a minority interest in International Group, which totalled $10 million in 1997. Subsequent to the acquisition, the Company will incur ongoing costs associated with this acquisition, including interest expense related to the purchase price and certain income tax expenses that will be incurred due to the inclusion of International Group in the Company's consolidated U.S. federal income tax return. The Company currently estimates that the effect on net income of these costs and expenses will be approximately $5 million per year. See "Item 13. Certain Relationships and Related Transactions--Purchase of Interest in International Group from Fuji Bank".

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

  The Company's results of operations may vary significantly from quarter to quarter based upon the timing of certain events, such as securitizations and net investment gains. For example, the Company securitized approximately $1.1 billion of CMBS receivables in March 1998. The Company realized a gain on this securitization that may cause operating revenues and net income in the first quarter of 1998 to be higher than those in certain other quarters of 1998. See "--Recent Developments" and "Item 1. Business--Real Estate Finance" and Note 18 to the Consolidated Financial Statements.

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

Net writedowns on the current portfolio totalled $62 million, or 0.6% of total average lending assets, in 1997 versus $41 million, or 0.5% of total average lending assets, in 1996. The Company expects lower levels of writedowns in future periods due to significantly lower writedowns on the pre-1990 portfolio. As of December 31, 1997, the ratio of the Company's allowance for losses of receivables to receivables was 2.4%, compared to 2.6% as of December 31, 1996. This decrease in such ratio reflected the continued improvement of the credit quality of the Company's portfolio. The Company intends to continue to systematically evaluate the appropriateness of the allowance for losses of receivables and to adjust the allowance to reflect any changes in the credit quality of the Company's portfolio.

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

  The Company's portfolio is concentrated in secured asset based lending, as the combined domestic and consolidated international asset based finance portfolios totalled nearly $7 billion in lending assets and investments, or 58% of total lending assets and investments, at December 31, 1997. During 1997, the Asset Based Finance portfolio, substantially all of which is domestic, grew to $4.7 billion in lending assets and investments, or 40% of total lending assets and investments, at December 31, 1997, due to a 32% increase in new business originations. Real Estate Finance grew to $2.1 billion in lending assets and investments at December 31, 1997, as originations of CMBS receivables totalled $1.1 billion in 1997 versus $500 million in 1996. The Company securitized approximately $1.1 billion of its CMBS receivables in March 1998, and, as a result, Real Estate Finance assets declined in the first quarter of 1998. Corporate Finance generated new business volume of over $1.3 billion in 1997, but its lending assets and investments remained unchanged as compared to 1996, due primarily to syndications and runoff in the portfolio.

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

RECENT DEVELOPMENT

  The Company securitized approximately $1.1 billion of its CMBS receivables in March 1998. The Company realized a pre-tax gain of $11 million on this securitization, which the Company anticipates may cause operating revenues and net income in the first quarter of 1998 to be higher than those in certain other quarters of 1998. The Company did not retain any residual risk in this securitization, as all of the receivable-backed securities were sold to third parties on a non-recourse basis. See "Item 1. Business--Real Estate Finance".

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

  As of December 31, 1997, committed bank credit and asset sale facilities of the Company totalled $4.0 billion and represented 122% of the Company's outstanding commercial paper and short-term borrowings. Committed bank credit and asset sale facilities in the United States also were well in excess of 100% of U.S. commercial paper borrowings at December 31, 1997. In April 1997, the Company extended and increased its primary committed bank credit facility, which provides $3.0 billion of liquidity support under two equal credit agreements, a 364-day facility, which has been renewed and will expire April 6, 1999, and a 5-year facility expiring April 8, 2002. In addition, the consolidated international subsidiaries are funded primarily through short-term money market and bank borrowings, which are supported by $625 million of committed foreign bank credit facilities in local currencies.

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

 Other Assets--

  The following table sets forth a summary of the major components of other assets:

                                                                      DECEMBER
                                                                         31,
                                                                      ---------
                                                                      1997 1996
                                                                      ---- ----
                                                                         (IN
                                                                      MILLIONS)
      Other Assets:
        Repossessed assets..........................................  $ 14 $ 14
        Deferred income tax benefits, net of allowance of $8 and $16
         in 1997 and 1996, respectively.............................   163  127
        Goodwill....................................................    82   13
        Non-Compete Agreement.......................................    15  --
        Prepaid expenses and other assets...........................    76   56
        Net advances to affiliates..................................   --    20
        Furniture, fixtures and equipment...........................    37   19
                                                                      ---- ----
          Total other assets........................................  $387 $249
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

  The Company has a bank credit facility which provides $3.0 billion of liquidity support. This bank credit facility is comprised of two equal facilities, a 364-day facility which has been renewed and will expire on April 6, 1999, and a 5-year facility expiring April 8, 2002. The one-year credit facility includes a term loan option which expires one year after the option exercise date. The terms of the revised bank credit facilities require the Company to maintain stockholders' equity of $900 million until March 31, 1998 and $1 billion thereafter. Under the terms of the debt covenants of the agreement, the Company could have borrowed an additional $6.1 billion of debt at December 31, 1997.

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

11. FEES AND OTHER INCOME

  The following table summarizes the Company's fees and other income for the years ended December 31, 1997, 1996 and 1995:

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

  In anticipation of an initial public offering, the Company amended its Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock. The total number of shares of stock which the Company shall have authority to issue is 852 million, of which 2 million shares, no par value, are to be of a class designated "Preferred Stock", 50 million shares, of the par value of $.01 each, are to be of a class designated "Senior Preferred Stock" and 800 million shares, of the par value of $0.25 each, are to be of a class designated "Common Stock." The Company's Certificate of Incorporation, as amended, authorizes two classes of Common Stock, Class A Common Stock and Class B Common Stock. The authorization of the two classes of Common Stock has been retroactively reflected in the Company's consolidated financial statements.

  Prior to the consummation of the offering, the Keep Well Agreement will be amended to allow the Company or Fuji Bank or any of its affiliates to sell or dispose of Common Stock to any person or entity, provided that after any such sale or disposition, Fuji Bank (directly or indirectly through one or more subsidiaries) continues to hold greater than 50% of the combined voting power of the outstanding Common Stock.

  In February 1998, the Company paid a dividend of 51 million shares of Class B Common Stock to FAHI, which has been retroactively reflected in the Company's consolidated financial statements.

  In February 1998, the Company was authorized to purchase the 21% ownership interest in International Group held by Fuji Bank for approximately $83 million. If completed, the Company intends to account for this transaction using the purchase method of accounting.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth certain information with respect to the directors, executive officers and other senior management officers of the Company. These biographies appear after the table. All of the directors and officers of the Company are elected at the annual meeting for a term of one year or until their successors are duly elected and qualified.

                     DIRECTORS AND EXECUTIVE OFFICERS

NAME                            AGE                  POSITION
----                            ---                  --------
Richard J. Almeida (1)(2)(4)...  55 Chairman of the Board and Chief Executive
                                    Officer
Yukihiko Chayama (1)(3)........  50 Director
Nina B. Eidell.................  45 Executive Vice President and Chief Human
                                    Resources Officer
Tsutomu Hayano.................  51 Director
Mark Kessel....................  56 Director
Michael J. Litwin (1)..........  50 Director, Executive Vice President and
                                    Chief Credit Officer
Dennis P. Lockhart (1).........  51 Director and President of International
                                    Group
Lauralee E. Martin (1).........  47 Director, Executive Vice President and
                                    Chief Financial Officer
Hideo Nakajima.................  49 Director
Osamu Ogura (1)(3).............  41 Director
Masahiro Sawada (1)............  44 Director and Senior Vice President
Debra H. Snider................  43 Executive Vice President, General Counsel,
                                    Chief Administrative Officer and Secretary
Takeshi Takahashi..............  49 Director
Atsushi Takano (1)(2)(3)(4)....  52 Director
Kenichiro Tanaka (1)(2)(4).....  49 Director and Executive Vice President
Kenichi Tomita.................  48 Director
Frederick E. Wolfert...........  43 President and Chief Operating Officer
                     OTHER SENIOR MANAGEMENT OFFICERS (5)
Mark A. Abbott.................  37 Group President, Corporate Finance
Michel Aussavy.................  58 Chairman and Chief Executive Officer of
                                    Factofrance
Anthony O'B. Beirne............  49 Executive Vice President and Treasurer
Michael P. Goldsmith...........  44 Group President, Real Estate Finance and
                                    Project Finance
John L. Guy, Jr................  45 Group President, Small Business Lending
Jay S. Holmes..................  51 Group President, Equipment Finance and
                                    Leasing
Karen Ann Hrzich...............  51 Executive Vice President and Director of
                                    Internal Audit
Lawrence G. Hund...............  42 Executive Vice President and Controller
James S. Jasionowski...........  39 Senior Vice President and Director of Tax
Scott E. Miller................  51 Group President, Business Credit
Maureen G. Osborne.............  41 Senior Vice President and Chief Information
                                    Officer
James L. Prouty................  50 Managing Director of Heller Europe Limited
Michael J. Roche...............  46 Group President, Current Asset Management
Charles G. Schultz.............  51 Group President, Sales Finance

--------

(1) Member of Executive Committee

(2) Member of Compensation Committee

(3) Member of Audit Committee

(4) Member of Special Financing Committee

(5) Beginning in 1998, these officers are not considered "executive officers", as defined in the Exchange Act.

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

  Nina B. Eidell has served as Executive Vice President and Chief Human Resources Officer of the Company since joining the Company in March 1998. From February 1995 to February 1998, she served as Director, Human Resources of the American Bar Association. Ms. Eidell previously spent eight years with Citicorp, where she held a variety of human resources management roles. She has also held human resources leadership positions with Sara Lee Corporation and R.R. Donnelley & Sons Company.

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

  Dennis P. Lockhart has served as Director of the Company and International Group and President of International Group since January 1988 and Director and President of Holdings since December 1992. In his current positions, he has principal responsibility for the Company's international operations. Mr. Lockhart has also served as a Director of Tri Valley Corporation since April 1981. He previously served as Director and Executive Vice President of HIC from January 1988 to January 1998. Prior to joining the Company in 1988, Mr. Lockhart was employed by Citicorp for 16 years, holding a number of positions in corporate/institutional banking domestically and abroad, including assignments in Lebanon, Saudi Arabia, Greece, Iran, New York and Atlanta, with regional experience encompassing Europe, the Middle East, Africa and Latin America.

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

  Frederick E. Wolfert has served as President and Chief Operating Officer of the Company since January 1998. In this capacity, he has principal responsibility for all of the Company's domestic businesses. He served as Chairman of Key Global Finance Ltd. from April 1996 to December 1997; Chairman, President and Chief Executive Officer of KeyCorp Leasing, Ltd. from June 1993 to December 1997; Chairman, President and Chief Executive Officer of KeyBank USA N.A. from June 1993 to December 1996; President and Chief Operating Officer of KeyCorp Leasing, Ltd. from December 1991 to June 1993; and Executive Vice President of KeyBank USA N.A. from December 1991 to June 1993. Mr. Wolfert also served for nine years in management positions with U.S. Leasing Corporation in its San Francisco headquarters.

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

  Michel Aussavy joined Factofrance in 1980 and has served as its Chairman and Executive Officer since 1988. He previously served as General Manager of Factofrance from 1982 to 1988 and Director of Factofrance from 1980 to 1982. Prior to joining Factofrance, Mr. Aussavy was employed by Credit du Nord from 1973 to 1980, holding various management positions, and by Delmas Vielgeux as Director from 1968 to 1973.

  Anthony O'B. Beirne has served as Executive Vice President of the Company since March 1998; Treasurer of the Company since May 1995 and Treasurer of FAHI since January 1998. He previously served as Senior Vice President of the Company from May 1995 to March 1998; Senior Vice President and Treasurer of HIC from May 1995 to January 1998; Senior Vice President and Controller of Holdings from December 1992 to May 1995; and Senior Vice President and Controller of the Company, HIC and International Group from March 1988 to May 1995. Before joining the Company in 1988, Mr. Beirne was Vice President and Corporate Controller of Kenner Parker Toys, Inc. and previously worked for General Mills, Inc., Arthur Andersen and Co. and Chemical Bank.

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

  Karen Ann Hrzich has served as Executive Vice President of the Company since March 1998 and as Director of Internal Audit of the Company since November 1995. Ms. Hrzich was also a Senior Vice President of the Company prior to March 1998. Before November 1995, she was Senior Vice President and Senior Manager of Credit and Portfolio Review within the Internal Audit Department. Prior to joining the Internal Audit Department in January 1995, Ms. Hrzich held the position of Senior Vice President and Portfolio Manager of Corporate Finance. Before joining the Company in 1989, Ms. Hrzich spent 15 years with Chemical Bank of New York, holding a number of lending and managerial positions in corporate banking, middle market lending and capital markets.


  Lawrence G. Hund has served as Executive Vice President of the Company, International Group and Holdings since March 1998 and as Controller of the Company, International Group and Holdings since March 1995. He previously served as Senior Vice President of the Company, International Group and Holdings from May 1995 to March 1998; Senior Vice President and Controller of HIC from May 1995 to January 1998; Senior Vice President, Liability Management and Assistant Treasurer of the Company and HIC from January 1995 to May 1995; and Senior Vice President for Accounting and Operations of the Company and HIC from January 1993 to December 1994. Prior to joining the Company in 1985, Mr. Hund was an Audit Manager with the accounting firm of Arthur Young & Company.


  James S. Jasionowski has served as Senior Vice President and Director of Tax of the Company and International Group since September 1997. He served as Senior Vice President and Tax Counsel of HIC from September 1997 to January 1998. From May 1993 to August 1997, Mr. Jasionowski was Vice President and Tax Counsel of the Company and HIC. Before joining the Company in 1993, Mr. Jasionowski was a Tax Senior Manager with the accounting firm of KPMG Peat Marwick, where he was employed for eight years in a variety of positions.

  Scott E. Miller has served as Group President of Business Credit since joining the Company in February 1998. From September 1993 to January 1998, he served as Senior Vice President and General Manager in Asset Based Lending for Bank of America NT&SA. Mr. Miller previously spent 17 years with Citicorp, holding a variety of management and lending roles.

  Maureen G. Osborne, has served as Senior Vice President and Chief Information Officer of the Company since joining the Company in April 1998. From 1992 through March 1998, Ms. Osborne was employed by IBM Global Services, where she most recently served as Senior Project Executive, Bank of America contact. From 1978 to 1991, Ms. Osborne held various management positions at Continental Bank Corporation.

  James L. Prouty has served as Managing Director of Heller Europe Limited ("Heller Europe") since November 1997. Prior to joining Heller Europe, Mr. Prouty spent 21 years with Bank of America, where he was most recently Senior Vice President and Regional Manager of Continental Europe, headquartered in Paris. Mr. Prouty also held a number of country management and regional responsibilities in Brussels, London and Frankfurt. Mr. Prouty headed Bank of America's Financial Institutions business in Europe and has held corporate banking positions in New York, Los Angeles and Mexico City. He is currently Chairman of the U.S. Trade and Investment Center in Brussels and was previously the Chairman of the European Council for American Chambers of Commerce and the President of the American Chamber of Commerce in Belgium.

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

  Charles G. Schultz has served as Group President of Sales Finance since February 1997. He previously served as Executive Vice President and Manager of Vendor Finance from September 1995, when he joined the Company, to April 1997. Prior to joining the Company in September 1995, Mr. Schultz was President of Financial Alliance Corporation, a company specializing in structuring, managing and funding manufacturer vendor finance programs, from January 1994 to September 1995. Prior to that, he was Executive Vice President of Sanwa Business Credit Corporation ("Sanwa"), where for 13 years he had primary responsibility for Sanwa's equipment financing and leasing businesses. Prior to joining Sanwa, Mr. Schultz spent 10 years with Ford Motor Credit Company in various treasury, marketing and credit positions.

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

                       SUMMARY COMPENSATION TABLE (1)(2)

                                                      LONG TERM
                               ANNUAL COMPENSATION   COMPENSATION
                               -------------------   ------------
                                                     LTIP PAYOUTS     ALL OTHER
NAME AND PRINCIPAL POSITION  YEAR SALARY($) BONUS($)    ($)(3)    COMPENSATION($)(4)
---------------------------  ---- --------- -------- ------------ ------------------
Richard J. Almeida           1997  637,500  450,000    548,871           4,000
 (Chairman of the            1996  475,000  313,500        --            4,750
 Board and Chief             1995  318,375  225,000    310,905           4,620
 Executive Officer)
Michael P. Goldsmith         1997  247,682  450,000    222,742           4,000
 (Group President,           1996  191,579  200,000        --            4,050
 Real Estate Finance         1995  184,500   90,732     67,838           4,128
 and Project
 Finance)
David J. Kantes(5)           1997  245,583  350,000    240,146           4,000
 (Group President,           1996  237,128  225,000        --            4,479
 Business Credit)            1995  208,488  175,000        --            4,620
Mark A. Abbott               1997  207,125  350,000    174,787         114,476(6)
 (Group President,           1996  192,833  276,000        --            4,478
 Corporate Finance)          1995  175,334  175,000     88,984           4,321
Lauralee E. Martin           1997  286,354  225,000    313,448           4,000
 (Chief Financial            1996  270,000  160,000        --            4,318
 Officer)                    1995  254,004  175,000    256,774           4,620

--------

(1) The Company has an Executive Deferred Compensation Plan, a non-qualified deferred compensation plan in which certain employees of the Company may elect to defer a portion of their annual compensation on a pre-tax basis. The amount of deferred compensation remains an asset of the Company and may be invested in any of certain mutual funds at the participant's discretion. The Company has amended the Plan to permit the investment of deferred compensation in the Company's Class A Common Stock.

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

(4) Amounts reported reflect the Company's contribution made in the form of a match on amounts deferred by the Named Officer in the Company's Savings and Profit Sharing Plan, which is qualified under Section 401(a) of the 1986 Internal Revenue Code, as amended (the "Code"). This Plan is available to all employees who work at least 900 hours per year. The Company makes matching contributions equal to 50% of the employee's contribution, except that the Company's contribution will not exceed 2.5% of the employee's base salary or $4,000, whichever is less. The Company has amended the Plan to permit the investment of contributions in the Company's Class A Common Stock and intends to further amend the Plan such that the Company's matching contributions starting on July 1, 1998 will be in the form of Class A Common Stock.

(5) Mr. Kantes resigned from the Company effective April 3, 1998.

(6) Also includes an aggregate of $110,476 that was paid in respect of relocation expenses incurred on Mr. Abbott's behalf.

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
David J. Kantes(1)....        N/A            N/A          N/A       N/A      N/A
Mark A. Abbott........        800        3 Years       60,000    80,000  136,000
Lauralee E. Martin....      1,580        3 Years      118,500   158,000  268,600

--------

(1) Mr. Kantes resigned from the Company effective April 3, 1998 and is therefore ineligible to receive any payouts under this plan.

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
David J. Kantes(1)....        N/A          N/A            N/A       N/A      N/A
Mark A. Abbott........      1,000        3 Years       75,000   100,000   170,00
Lauralee E. Martin....      1,500        3 Years      112,500   150,000   255,00

--------

(1) Mr. Kantes resigned from the Company effective April 3, 1998 and is therefore ineligible to receive any payouts under this plan.

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

  In general, remuneration covered by the Retirement Plan consists of the annual base salary determined before any salary reduction contributions to the Company's Savings and Profit Sharing Plan. The monthly accrued benefit under the Retirement Plan is calculated as a percentage of average monthly compensation over the sixty consecutive months during the employee's last 120 months of employment that yield the highest average, plus a certain percentage of the employee's monthly compensation above the Social Security wage base for the past 35 years. The figures shown in the table above include benefits payable under the Retirement Plan and SERP, as described above. However, the figures shown are prior to offsets for Social Security and Company matching benefits under its Savings and Profit Sharing Plan. The estimates assume that benefits commence at age 65 under a straight life annuity form.

  As of December 31, 1997, the number of years of credited service for the Named Officers and the actual average remuneration for their respective years of credited service with the Company were as follows: Richard J. Almeida, 10 years, 5 months, $400,058; Michael P. Goldsmith, 9 years, 1 month, $189,741; David J. Kantes, 4 years, 6 months, $196,642; Mark A. Abbott, 8 years, 5 months, $165,558; and Lauralee E. Martin, 11 years, 5 months, $256,308.

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

  No other relationships existed in 1997 or currently exist between the members of the Compensation Committee of the Company, FAHI, HIC, International Group or Holdings and the directors and executive officers of those companies.

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

  The principal executive offices of Fuji Bank are located at 1-5-5 Otemachi, Chiyoda-ku, Tokyo, Japan. The principal executive offices of FAHI are located at 500 West Monroe Street, Chicago, Illinois 60661.

  As of March 31, 1998, none of the outstanding equity securities of the Company was held by any of its directors or executive officers.

  The following table sets forth, as of March 31, 1998, certain information with respect to the beneficial ownership of common stock of Fuji Bank, the Company's ultimate parent, by (i) each director of the Company, (ii) each of the Named Officers and (iii) all directors and executive officers of the Company as a group.

NAME OF                                                      NUMBER OF SHARES
BENEFICIAL OWNER                                            BENEFICIALLY OWNED
----------------                                            ------------------
Richard J. Almeida.........................................          --
Yukihiko Chayama...........................................          701
Tsutomu Hayano.............................................       11,315
Mark Kessel................................................          --
Michael J. Litwin..........................................          --
Dennis P. Lockhart.........................................          --
Lauralee E. Martin.........................................          --
Hideo Nakajima.............................................       13,428
Osamu Ogura................................................          --
Masahiro Sawada............................................        2,205
Takeshi Takahashi..........................................        4,000
Atushi Takano..............................................       13,714
Kenichiro Tanaka...........................................        4,174
Kenichi Tomita.............................................          620
Michael P. Goldsmith.......................................          --
David J. Kantes (1)........................................          --
Mark A. Abbott.............................................          --
All directors and executive officers as a group (seven
 persons)..................................................       50,157

--------

(1)Mr. Kantes resigned from the Company effective April 3, 1998.

  In addition, Messrs. Chayama, Hayano, Nakajima, Ogura, Sawada, Takahashi, Takano, Tanaka and Tomita participate in a Fuji Bank employee stock purchase plan and, as of March 31, 1998, beneficially owned an aggregate of approximately 34,634 shares of Fuji Bank common stock through this plan.

  The number of shares of Fuji Bank common stock that are beneficially owned by (i) each of the Company's directors, (ii) each of the Named Officers or
(iii) the Company's directors and executive officers as a group, including those shares held in the Fuji Bank employee stock purchase plan, does not exceed 1% of the outstanding shares of such stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATIONSHIP WITH FUJI BANK

  Fuji Bank, headquartered in Tokyo, Japan, is currently the beneficial owner of all of the Common Stock of the Company through its wholly-owned U.S. subsidiary, FAHI. Fuji Bank is one of the largest banks in the world, with total deposits of $301 billion at September 30, 1997. See "--Keep Well Agreement". For as long as Fuji Bank continues to beneficially own shares of Common Stock representing more than 50% of the voting power of the Common Stock, Fuji Bank will be able to direct the election of all of the members of the Board of Directors and thereby exercise a controlling influence over the business and affairs of the Company, including any determinations with respect to (i) mergers or other business combinations involving the Company, (ii) the acquisition or disposition of assets by the Company, (iii) the incurrence of indebtedness by the Company, (iv) the issuance of any additional Common Stock or other equity securities and (v) the payment of dividends with respect to the Common Stock. Similarly, Fuji Bank will have the power to (i) determine matters submitted to a vote of the Company's stockholders without the consent of the Company's other stockholders, (ii) prevent or cause a change in control of the Company or (iii) take other actions that might be favorable to Fuji Bank. In the foregoing situations or otherwise, various conflicts of interest between the Company and Fuji Bank could arise.

  From time to time the Company and Fuji Bank have entered into, and can be expected to continue to enter into, certain agreements and business transactions in the ordinary course of their respective businesses.

 KEEP WELL AGREEMENT

  The Company entered into the Keep Well Agreement with Fuji Bank on April 23, 1983. The Keep Well Agreement was amended and supplemented on January 26, 1984, in connection with the consummation of the purchase of the Company by Fuji Bank and has been amended since that date from time to time. Under the Keep Well Agreement, as currently in effect, neither Fuji Bank nor any of its subsidiaries can sell, pledge or otherwise dispose of shares of the Company's common stock, or permit the Company to issue shares of its common stock, except to Fuji Bank or a Fuji Bank affiliate. However, prior to the consummation of the contemplated Offering, the Keep Well Agreement is expected to be amended to allow the Company or Fuji Bank or any of its affiliates to sell or dispose of Common Stock to any person or entity, provided that after any such sale or disposition, Fuji Bank (directly or indirectly, through one or more subsidiaries) continues to hold greater than 50% of the combined voting power of the outstanding Common Stock. This provision may be subject to further revision by the Company and Fuji Bank without the approval of any of the Company's securityholders.

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

 REGISTRATION RIGHTS AGREEMENT

  In connection with the contemplated Offering, the Company and Fuji Bank expect to enter into a registration rights agreement (the "Registration Rights Agreement") providing that, upon the request of any of Fuji Bank, its subsidiaries or certain transferees of Common Stock from Fuji Bank or its subsidiaries (each, a "Qualified Transferee"), the Company will use its best efforts to effect the registration under the applicable federal and state securities laws of any of the shares of Class A

Common Stock that it may hold or that are issued or issuable upon conversion of any other security that it may hold (including the shares of Class B Common Stock) and of any other securities issued or issuable in respect of the Class A Common Stock, in each case for sale in accordance with the intended method of disposition of the holder or holders making such demand for registration, and will take such other actions as may be necessary to permit the sale thereof in other jurisdictions, subject to certain specified limitations. Fuji Bank, its subsidiaries or any Qualified Transferee will also have the right, which it may exercise at any time and from time to time, subject to certain limitations, to include any such shares and other securities in other registrations of equity securities of the Company initiated by the Company on its own behalf or on behalf of other securityholders of the Company. The Company will agree to pay all costs and expenses in connection with each such registration which Fuji Bank, any subsidiary thereof or any Qualified Transferee initiates or in which any of them participates. The Registration Rights Agreement will contain indemnification and contribution provisions (i) by Fuji Bank and its permitted assigns for the benefit of the Company, and
(ii) by the Company for the benefit of Fuji Bank and other persons entitled to effect registrations of Class A Common Stock pursuant to its terms, and related persons.

PURCHASE OF INTEREST IN INTERNATIONAL GROUP FROM FUJI BANK

  In connection with the contemplated Offering, the Company's Board of Directors has authorized the Company to purchase Fuji Bank's interest in International Group for total cash consideration of approximately $83 million, $54 million of which will be for the International Group common stock owned by Fuji Bank, valued at book value, and $29 million of which will be for the International Group preferred stock owned by Fuji Bank, valued at a modest premium over book value. The shares of common and preferred stock of International Group currently owned by Fuji Bank represent 21% of the outstanding shares of capital stock of International Group. The Company intends to finance this acquisition through the issuance of senior debt, which will bear interest at a market rate and have such other terms as are determined at the time of issuance.

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

 TAX ALLOCATION AGREEMENT

  Under the terms of the tax allocation agreement between HIC and the Company, as amended, which was terminated after 1997, the Company has previously filed, and will file for 1997, consolidated U.S. federal income tax returns with HIC. The Company has reported, and will report for 1997, income tax expense as if it were a separate company and will record future tax benefits as soon as it is more likely than not that such benefits will be realized. Pursuant to the tax allocation agreement, each company covered by the agreement calculated its current and deferred income taxes based on its separate company taxable income or loss, utilizing separate company net operating losses, tax credits, capital losses and deferred tax assets or liabilities. In accordance with the provisions of such tax allocation agreement, net payments of $73 million, $43 million and $70 million were made by the Company to HIC in 1997, 1996 and 1995, respectively, and HIC made income tax payments of $49 million, $23 million and $25 million in 1997, 1996 and 1995, respectively. Under the terms of other tax allocation agreements with certain of the Company's subsidiaries, the Company and HIC, in calculating their current income taxes, utilized the taxable income or loss of the subsidiaries. The Company anticipates that it will enter into a similar tax allocation agreement with FAHI for the period from January 2, 1998 through the date of the consummation of the Offerings.

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

  Fuji Bank and one of its subsidiaries provided uncommitted lines of credit to international subsidiaries of the Company totalling approximately $29 million at December 31, 1997. Borrowings under these facilities totalled $5 million at December 31, 1997. In addition, Fuji Bank provides lines of credit to certain international joint ventures of the Company.

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

  On February 15, 1985, the Company issued to HIC 1,000 shares of previously subscribed Series D Preferred Stock, which had a dividend yield established quarterly at the rate of 1/2% under the announced prime commercial lending rate of Morgan Guaranty Trust Company of New York, cumulative from March 30, 1984 and payable quarterly commencing on March 31, 1989. During 1997, HIC converted all of its shares of Series D Preferred Stock into common stock of the Company. The conversion was accounted for as a stock dividend and therefore has been retroactively restated in the Company's consolidated financial statements. All dividends paid on the Series D Preferred Stock have been retroactively reclassified to common dividends.

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


   (10)(s)+  Second Amendment to Sav-
             ings and Profit Sharing
             Plan, dated December 20,
             1994 [Incorporated by
             reference to Exhibit
             (10)(s) to the Company's
             Annual Report on Form
             10-K for the Fiscal Year
             Ended December 31, 1996
             (File No. 1-6157)]
   (10)(t)+  Third Amendment to Sav-
             ings and Profit Sharing
             Plan, dated September 9,
             1996 [Incorporated by
             reference to Exhibit
             (10)(t) to the Company's
             Annual Report on Form
             10-K for the Fiscal Year
             Ended December 31, 1996
             (File No. 1-6157)]
   (10)(u)*+ Fourth Amendment to Sav-
             ings and Profit Sharing
             Plan, dated April 30,
             1997
   (10)(v)+  Employment Letter Agree-
             ment, dated February 1,
             1996 between the HIC and
             Richard J. Almeida [In-
             corporated by reference
             to Exhibit 10(o) to the
             Company's Annual Report
             on Form 10-K for the
             Fiscal Year Ended Decem-
             ber 31, 1995 (File No.
             1-6157)]
   (10)(w)*+ Employment Letter Agree-
             ment, dated as of Decem-
             ber 31, 1997, between
             the Company and Richard
             J. Almeida
   (10)(x)*+ Employment Letter Agree-
             ment, dated as of Decem-
             ber 31, 1997, between
             the Company and Freder-
             ick E. Wolfert
   (10)(y)*  Subordinated Promissory
             Note in the principal
             amount of $450 million
             issued by the Company to
             Fuji America Holdings,
             Inc.
   (12)*     Computation of Ratio of
             Earnings to Combined
             Fixed Charges and Pre-
             ferred Stock Dividends
   (21)*     Subsidiaries of the Reg-
             istrant
   (23)**    Consent of Independent
             Public Accountants
   (24)*     Powers of Attorney
   (27)*     Financial Data Schedule

--------

*  Previously filed as part of the Form 10-K.

** Filed herewith.
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

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

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDMENT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Heller Financial, Inc.

                                                /s/ Lauralee E. Martin
                                          By:__________________________________

                                                  Lauralee E. Martin

                                            Executive Vice President and Chief
                                                  Financial Officer

                                          Dated: April 28, 1998