Form 10-Q
period 1998-03-31
HELLER FINANCIAL INC
filed 1998-05-11
CIK 46738

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


(Mark One)
 X   Quarterly report for the period ended March 31, 1998 pursuant to Section 13
---  or 15(d) of the Securities Exchange Act of 1934

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934



                         Commission file number 1-6157


                            Heller Financial, Inc.
                            ----------------------
            (Exact name of registrant as specified in its charter)



          Delaware                                                36-1208070
--------------------------------------                       -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

500 W. Monroe Street, Chicago, Illinois                             60661
---------------------------------------                      -------------------
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

     38,525,000 shares of Class A Common Stock, $.25 par value, outstanding at May 8, 1998.
     51,050,000 shares of Class B Common Stock, $.25 par value, outstanding at May 8, 1998.

================================================================================

                         PART I. FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                (in millions, except for information on shares)

                       ASSETS                          March 31,   December 31,
                                                         1998          1997
                                                      -----------  ------------
                                                      (unaudited)
Cash and cash equivalents...........................    $   506      $   821
Receivables (Note 3)
 Commercial loans
  Term loans........................................      2,905        2,597
  Revolving loans...................................      1,918        1,674
 Real estate loans..................................      1,582        2,238
 Factored accounts receivable.......................      2,258        2,223
 Equipment loans and leases.........................      2,013        1,990
                                                        -------      -------
     Total receivables..............................     10,676       10,722
 Less: Allowance for losses of receivables (Note 3).        261          261
                                                        -------      -------
     Net receivables................................     10,415       10,461
Equity and real estate investments..................        544          488
Debt securities.....................................        331          311
Operating leases....................................        194          195
Investments in international joint ventures.........        197          198
Other assets........................................        413          387
                                                        -------      -------
     Total assets...................................    $12,600      $12,861
                                                        =======      =======
        LIABILITIES AND STOCKHOLDERS' EQUITY

Senior debt
 Commercial paper and short-term borrowings.........    $ 3,273      $ 3,432
 Notes and debentures (Note 4)......................      5,813        6,004
                                                        -------      -------
     Total senior debt..............................      9,086        9,436
Subordinated note payable to stockholder (Note 10)..        450            -
Credit balances of factoring clients................      1,280        1,255
Other payables and accruals.........................        434          405
                                                        -------      -------
     Total liabilities..............................     11,250       11,096
Minority interest...................................         87           87
Stockholders' equity
  Cumulative Perpetual Senior Preferred Stock,
    Series A........................................        125          125
  Noncumulative Perpetual Senior Preferred Stock,
    Series B (Note 8)...............................          -          150
  Noncumulative Perpetual Senior Preferred Stock,
    Series C (Note 8)...............................        150            -
  Class A Common Stock ($.25 Par Value; 500,000,000
    shares authorized; no shares outstanding)
    (Note 10).......................................          -            -
  Class B Common Stock ($.25 Par Value; 300,000,000
    shares authorized; 51,050,000 shares issued and
    outstanding) (Note 10)..........................         13           13
  Additional paid in capital........................        672          672
  Retained earnings.................................        308          730
  Accumulated other comprehensive income (Note 7)...         (5)         (12)
                                                        -------      -------
     Total stockholders' equity.....................      1,263        1,678
                                                        -------      -------
     Total liabilities and stockholders' equity.....    $12,600      $12,861
                                                        =======      =======


     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (in millions, except for per share information)

                                                                                          For the Three Months
                                                                                            Ended March 31,
                                                                                          --------------------
                                                                                            1998       1997
                                                                                          ---------  ---------
                                                                                              (unaudited)

Interest income.........................................................................    $ 254      $ 208
Interest expense........................................................................      155        116
                                                                                            -----      -----
  Net interest income...................................................................       99         92
Fees and other income...................................................................       53         26
Factoring commissions...................................................................       27         13
Income of international joint ventures..................................................        7         10
                                                                                            -----      -----
  Operating revenues....................................................................      186        141
Operating expenses......................................................................       94         62
Provision for losses....................................................................       15         22
                                                                                            -----      -----
  Income before income taxes and minority interest......................................       77         57
Income tax provision....................................................................       27         17
Minority interest.......................................................................        2          1
                                                                                            -----      -----
  Net income............................................................................    $  48      $  39
                                                                                            =====      =====
  Dividends on preferred stock..........................................................    $   5      $   3
                                                                                            =====      =====
  Net income applicable to common stock.................................................    $  43      $  36
                                                                                            =====      =====
  Basic and diluted net income applicable to common stock per share (Note 9)............    $0.84      $0.71
                                                                                            =====      =====
  Pro forma basic and diluted net income applicable to common stock per share (Note 9)..    $0.48      $0.40
                                                                                            =====      =====

     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these statements.

                     CONSOLIDATED CONDENSED STATEMENTS OF
                        CHANGES IN STOCKHOLDERS' EQUITY
                                 (in millions)
                                  (unaudited)

                                                        Noncum.                                Accum.
                                                       Perpetual                               Other
                                           Perpetual   Sr. Pref.                              Compre-                     Compre-
                                           Sr. Pref.     Stock    Class A  Class B   Add'l   hensive                     hensive
                                             Stock    Series B/C  Common   Common   Paid In   Income   Retained           Income
                                           Series A    (Note 8)    Stock    Stock   Capital  (Note 7)  Earnings  Total   (Note 7)
                                           ---------  ----------  -------  -------  -------  --------  --------  ------  --------
BALANCE AT DECEMBER 31, 1996.............    $125        $ --      $ --     $ 13     $675      $ (1)    $ 655    $1,467
Comprehensive Income: (Note 7)
Net income...............................      --          --        --       --       --        --        39        39     39
  Other comprehensive income,
     net of tax:
     Unrealized loss on securities,
        net of tax of $(3)...............      --          --        --       --       --        --        --        (5)    (5)
     Foreign currency translation
        adjustments, net of tax of $(4)..      --          --        --       --       --        --        --        (7)    (7)
                                                                                                                           ----
  Other comprehensive income.............      --          --        --       --       --       (12)       --        --    (12)
                                                                                                                           ----
Comprehensive income.....................      --          --        --       --       --        --        --        --     27
                                                                                                                           ====
Preferred stock dividends................      --          --        --       --       --        --        (3)       (3)
Common stock dividends...................      --          --        --       --       --        --       (14)      (14)
                                             ----        ----      ----     ----     ----      ----     -----    ------
BALANCE AT MARCH 31, 1997................    $125        $ --      $ --     $ 13     $675      $(13)    $ 677    $1,477
                                             ====        ====      ====     ====     ====      ====     =====    ======

BALANCE AT DECEMBER 31, 1997.............    $125        $150      $ --     $ 13     $672      $(12)    $ 730    $1,678
Comprehensive Income: (Note 7)
     Net income..........................      --          --        --       --       --        --        48        48     48
     Other comprehensive income,
      net of tax:
     Unrealized gain on securities,
        net of tax of $3.................      --          --        --       --       --        --        --         6      6
     Foreign currency translation
        adjustments, net of tax of $0.5..      --          --        --       --       --        --        --         1      1
                                                                                                                           ----
  Other comprehensive income.............      --          --        --       --       --         7        --        --      7
                                                                                                                           ----
Comprehensive income.....................      --          --        --       --       --        --        --        --     55
                                                                                                                           ====
Preferred stock dividends................      --          --        --       --       --        --        (5)       (5)
Common stock dividends...................      --          --        --       --       --        --      (465)     (465)
                                             ----        ----      ----     ----     ----      ----     -----    ------
BALANCE AT MARCH 31, 1998................    $125        $150      $ --     $ 13     $672      $ (5)    $ 308    $1,263
                                             ====        ====      ====     ====     ====      ====     =====    ======

     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in millions)

                                                                                For the Three
                                                                                Months Ended
                                                                                  March 31,
                                                                               ---------------
                                                                                1998     1997
                                                                               -------   -----
                                                                                 (unaudited)
OPERATING ACTIVITIES
 Net income...............................................................     $    48   $  39
 Adjustments to reconcile net income to net
 cash provided by operating activities:
  Provision for losses....................................................          15      22
  Losses from equity investments..........................................           7      15
  Increase (decrease) in accounts payable and accrued liabilities.........           2     (10)
  Undistributed income of international joint ventures....................          (4)     (6)
  Increase in interest payable............................................           7      --
  Other...................................................................          11      (6)
                                                                               -------   -----
   Net cash provided by operating activities..............................          86      54

INVESTING ACTIVITIES
 Longer-term loans funded.................................................      (1,446)   (909)
 Collections of principal.................................................         801     736
 Securitizations and syndications.........................................       1,299     140
 Net increase in short-term loans and advances to factoring clients.......        (616)   (233)
 Investment in operating leases...........................................         (10)    (40)
 Investments in equity interests and other investments....................        (118)    (63)
 Sales of investments and equipment on lease..............................          63      85
 Other....................................................................           1      (2)
                                                                               -------   -----
   Net cash used for investing activities.................................         (26)   (286)

FINANCING ACTIVITIES
 Senior note issues.......................................................         555     629
 Retirement of notes and debentures.......................................        (745)   (394)
 Increase (decrease) in commercial paper and other short-term borrowings..        (159)      7
 Net (increase) decrease in advances to affiliates........................          (8)     31
 Cash dividends paid on preferred stock...................................          (5)     (3)
 Cash dividends paid on common stock......................................         (15)    (14)
 Other....................................................................           2      --
                                                                               -------   -----
   Net cash provided by (used for) financing activities...................        (375)    256
                                                                               -------   -----
Increase (decrease) in cash and cash equivalents..........................        (315)     24
Cash and cash equivalents at the beginning of the period..................         821     296
                                                                               -------   -----
Cash and cash equivalents at the end of the period........................     $   506   $ 320
                                                                               =======   =====

     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)

(1)  Basis of Presentation

     These consolidated condensed financial statements should be read in conjunction with the financial statements and notes included in the annual report on Form 10-K of Heller Financial, Inc. (the "Company") for the year ended December 31, 1997. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in these financial statements and were of a normal, recurring nature. Certain prior year amounts have been reclassified to conform to the current year's presentation.

(2)  Acquisition of Factofrance

     In April 1997, the Company's subsidiary, Heller International Group, Inc. ("International Group"), purchased the interest of its joint venture partner in Factofrance Heller S.A. ("Factofrance").

     The following table presents pro forma combined income statements of the Company and Factofrance and its subsidiaries for the three months ended March 31, 1998 and 1997. The pro forma combined income statements are presented as if the acquisition had been effective January 1, 1997. The combined historical results of operations of Heller and Factofrance for 1997 have been adjusted to reflect the amortization of goodwill, the amortization of the noncompetition agreement and the costs of financing for the transaction. This information is intended for informational purposes only and is not necessarily indicative of the future results of operations of the Company or of the results of operations of the Company that would have occurred had the acquisition been effective in the periods presented.


                                                      For the Three Months
                                                        Ended March 31,
                                                      --------------------
                                                      1998            1997
                                                      ----            ----
                                                         (in millions)

Interest income.....................................  $254            $224
Interest expense....................................   155             126
                                                      ----            ----
  Net interest income...............................    99              98
Fees and other income...............................    53              34
Factoring commissions...............................    27              26
Income of international joint ventures..............     7               7
                                                      ----            ----
  Operating revenues................................   186             165
Operating expenses..................................    94              82
Provision for losses................................    15              22
                                                      ----            ----
  Income before income taxes and minority interest..    77              61
Income tax provision................................    27              18
Minority interest...................................     2               2
                                                      ----            ----
  Net income........................................  $ 48            $ 41
                                                      ====            ====

(3)  Impaired Receivables and Repossessed Assets

     The Company does not recognize interest and fee income on impaired receivables classified as nonearning and on repossessed assets, which are set forth in the following table:

                                                                 March 31,   December 31,
                                                                   1998          1997
                                                                 ---------   ------------
                                                                      (in millions)

     Impaired receivables......................................    $153          $141
     Repossessed assets........................................      13            14
                                                                   ----          ----
       Total nonearning assets.................................    $166          $155
                                                                   ====          ====
     Ratio of total nonearning assets to total lending assets..     1.6%          1.4%
                                                                   ====          ====
     Ratio of allowance for losses of receivables to
       nonearning impaired receivables.........................     171%          185%
                                                                   ====          ====

     Nonearning assets included $20 million at March 31, 1998 and $19 million at December 31, 1997 for consolidated international subsidiaries.

     The average investment in nonearning impaired receivables was $147 million for the three months ended March 31, 1998 and $261 million for the three months ended March 31, 1997.

     Loan Modifications

     The Company had $13 million of loans that are considered troubled debt restructures at March 31, 1998 and December 31, 1997. The Company did not have any loans that were restructured at a market rate of interest written down from the original loan balance and returned to earning status at March 31, 1998. At March 31, 1998 the Company was not committed to lend significant additional funds under the restructured agreements.

     Allowance for Losses

     The change in the allowance for losses of receivables during the three month period included an additional provision of $15 million and gross writedowns and recoveries of $20 million and $5 million, respectively. Impaired receivables with identified reserve requirements were $91 million at March 31, 1998 and $62 million at December 31, 1997.

                                                             March 31,  December 31,
                                                               1998         1997
                                                             ---------  ------------
                                                                 (in millions)

  Identified reserve requirement for impaired receivables..    $ 31         $ 27
  Additional allowance for losses of receivables...........     230          234
                                                               ----         ----
     Total allowance for losses of receivables.............    $261         $261
                                                               ====         ====

(4)  Senior Debt - Notes and Debentures

  The Company issued and retired the following notes and debentures during the three months ended March 31, 1998 (excluding unamortized premium and discount):

                                                                             Principal
                                                                              Amount
                                                                           -------------
                                                                           (in millions)
     Issuances:
      Variable rate medium-term notes due April 13, 2000.................      $ 80
      6.14% medium-term notes due April 13, 2000.........................       175
      6.25% notes due March 1, 2001......................................       300
                                                                               ----
                                                                               $555
                                                                               ====

     Retirements:
      Variable rate medium-term notes due on various dates ranging from
        January 15, 1998 to March 31, 1998...............................      $245
      9.375% notes due March 15, 1998....................................       500
                                                                               ----
                                                                               $745
                                                                               ====

     The Company's major bank credit facility of $3 billion is comprised of two substantially equal facilities, a 364-day facility expiring April 6, 1999 and a facility expiring April 8, 2002. The 364-day facility was renewed in April 1998.

(5) Derivative Financial Instruments Used for Risk Management Purposes

     The Company entered into $1.6 billion of interest rate swaps during the three months ended March 31, 1998. During the three months ended March 31, 1998, $1.5 billion of interest rate swaps were terminated or matured. The interest rate swaps were purchased to modify the interest rate and currency characteristics of the Company's debt and assets to control the overall level of financial risk arising from normal business operations. These instruments had the effect of converting $500 million of fixed rate assets to a variable rate and $1.1 billion of fixed rate debt to a variable rate. At March 31, 1998, the Company held $4.9 billion in interest rate swaps, $412 million in cross-currency interest rate swap agreements and $1.5 billion of basis swap agreements.

     The Company also periodically enters into forward contracts or purchases options. The Company held $646 million of forward contracts and $53 million of options at March 31, 1998, which serve as hedges of translation of its investment in international subsidiaries and joint ventures or effectively hedge the translation of the related foreign currency income.

(6) Statement of Cash Flows

     Noncash investing activities which occurred during the three month period ended March 31, 1998 included $1 million of receivables which were classified as repossessed assets. For the three month period ended March 31, 1998, the Company paid income taxes of $19 million. During the three month period ended March 31, 1997, the Company paid $22 million to its former parent, Heller International Corporation ("HIC") in respect of reimbursement for the payment of income taxes.

(7) Accounting Developments

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130"), which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized. The Company has chosen to disclose comprehensive income, which encompasses net income, foreign currency translation adjustments and unrealized gains and losses on securities, in the Consolidated Statement of Changes in Stockholders' Equity. Prior years have been restated to conform to the SFAS No. 130 requirements.

     Also effective January 1, 1998, the Company adopted the provisions of Statement of Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement requires segments to be reported based on the way management organizes segments within the Company for making operating decisions and assessing performance. As these statements relate to disclosure requirements, neither statement had a material impact on the financial results of the Company.

(8) Noncumulative Perpetual Senior Preferred Stock

     Effective January 1998, the Company exchanged 6.687% Fixed Rate Noncumulative Perpetual Senior Preferred Stock, Series C ("Series C Preferred Stock") for all formerly outstanding 6.687% Noncumulative Perpetual Senior Preferred Stock Series B. The Series C Preferred Stock is not redeemable prior to August 15, 2007. On or after such date, the Series C Preferred Stock will be redeemable at the option of the Company, in whole or in part, at a redemption price of $100 per share, plus any accrued and unpaid dividends.

(9) Basic and Diluted Net Income Per Share and Pro Forma Net Income Per Share

     Net income applicable to common stock per share is calculated based on net income applicable to common stock of $43 million and $36 million at March 31, 1998 and 1997, respectively, divided by the average number of common shares outstanding for the quarters ended March 31, 1998 and 1997 of 51,050,000.

     Pro forma net income applicable to common stock per share is computed based on net income applicable to common stock of $43 million and $36 million at March 31, 1998 and 1997, respectively, divided by 89,575,000 shares of common stock, reflecting the number of shares issued and outstanding after the Company's initial public offering of common stock.

(10)  Subsequent Events

     On May 6, 1998, the Company issued 38,525,000 shares of Class A Common Stock in an initial public offering (the "offering"). The net proceeds to the Company were $986 million, $450 million of which was used to repay indebtedness of the Company consisting of a $450 million subordinated note to Fuji America Holdings, Inc. ("FAHI") issued February 24, 1998 in respect of a previously declared dividend to FAHI and $533 million which is anticipated to be declared and paid as a cash dividend to FAHI. The 51,050,000 Class B Common Shares are held by The Fuji Bank, Limited ("Fuji Bank"). Prior to May 1998, Fuji Bank owned 100% of the Common Stock of the Company. As of May 6, 1998, Fuji Bank owns 79% of the voting interest and 57% of the economic interest of the Company's issued and outstanding Common Stock.

     On May 6, 1998, the Company purchased the 21% interest of Fuji Bank in International Group for total cash consideration of approximately $83 million. The Company financed this acquisition through the issuance of senior debt.

     The following table sets forth, as of March 31, 1998, the long-term debt, minority interest and stockholders' equity sections of the Company's balance sheet, giving effect to (a) the sale by the Company of 38,525,000 shares of Class A Common Stock offered in the offering and the application of the net proceeds to repay indebtedness of the Company consisting of the $450 million subordinated note payable to FAHI and to pay a cash dividend to FAHI of $533 million, and (b) the Company's purchase of Fuji Bank's 21% interest in International Group for approximately $83 million.

                                                                            March 31, 1998   March 31, 1998
                                                                                Actual          Pro Forma
                                                                            --------------   --------------
                                                                                     (in millions)
                                                                                      (unaudited)
Long-term debt
   Commercial paper and short-term borrowings.............................        $3,273           $3,273
   Notes and debentures...................................................         5,813            5,893
                                                                                  ------           ------
     Total senior debt....................................................         9,086            9,166
   Subordinated note payable to shareholder...............................           450               --

Minority interest.........................................................            87                7

Stockholders' equity
   Cumulative Perpetual Preferred Stock, Series A.........................           125              125
   Fixed-rate Noncumulative Perpetual Senior Preferred Stock, Series C....           150              150
   Class A Common Stock...................................................            --               10
   Class B Common Stock...................................................            13               13
   Paid-in capital........................................................           672            1,420
   Retained earnings......................................................           308               --
   Accumulated other comprehensive income.................................            (5)              (5)
                                                                                  ------           ------
       Total stockholders' equity.........................................        $1,263           $1,713
                                                                                  ======           ======

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview. Net income for the three months ended March 31, 1998 totaled $48 million compared to $39 million for the prior year, an increase of 23%. Net income applicable to common stock was $43 million for the quarter ended March 31, 1998 which represented an increase of 19% from $36 million for the quarter ended March 31, 1997. The increase in earnings was due to an increase of $45 million or 32% in operating revenues, due to growth in both net interest income and non-interest income. Operating revenues as a percentage of average funds employed ("AFE") rose to 6.7% for the first quarter of 1998 from 6.4% for the first quarter of 1997. The Company's results for the first quarter of 1998 include Factofrance on a consolidated basis which had the effect of increasing operating revenues, operating expenses and factoring commissions by $27 million, $21 million and $14 million, respectively, and decreasing income of international joint ventures by $3 million. Heller's increased ownership of Factofrance had a modest favorable impact on net income for the first quarter of 1998 as earnings from the Company's increased ownership of Factofrance were offset by costs of the acquisition.

Operating Revenues. The following table summarizes the Company's operating revenues for the three months ended March 31, 1998 and 1997:

                                                     For the Three Months Ended
                                                              March 31,
                                              -----------------------------------------
                                               1998     Percent      1997       Percent
                                              Amount     of AFE     Amount       of AFE
                                              ------    -------     ------      -------
                                                      (annualized)            (annualized)
                                                         (dollars in millions)
Net interest income........................   $  99       3.6%       $  92         4.2%
Non-interest income:
  Fees and other income....................      53       1.9           26         1.2
  Factoring commissions....................      27       1.0           13          .6
  Income of international joint ventures...       7        .2           10          .4
                                              -----       ---        -----         ---
     Total operating revenues..............   $ 186       6.7        $ 141         6.4
                                              =====       ===        =====         ===

Net Interest Income: Net interest income increased by $7 million or 8% for the first quarter of 1998. Net interest margin as a percentage of AFE decreased to 3.6% at March 31, 1998 from 4.2% at March 31, 1997. This decrease reflects the continued shift of the portfolio to lower risk, but lower yielding asset based products, the impact of competitive pricing pressures in certain product categories and higher levels of CMBS receivables, which carry a lower yield than other products of the Company.

Non-Interest Income: The following table summarizes the Company's non-interest income for the three months ended March 31, 1998 and 1997:

                                                               For the Three Months
                                                                  Ended March 31,
                                                               --------------------       Increase/(Decrease)
                                                                  1998      1997          Amount     Percent
                                                                  ----      ----          ------     -------
                                                               (dollars in millions)
Factoring commissions........................................    $  27     $  13          $  14        108%
Income of international joint ventures.......................        7        10             (3)       (30)
Fees and other income:
  Fee income and other (1)...................................       25        23              2          9
  Net investment gains.......................................       17         3             14        467
  Securitization income......................................       11        --             11        N/A
                                                                 -----     -----          -----      ------
     Total fees and other income.............................    $  53     $  26          $  27        104%
                                                                 =====     =====          =====      ======
     Total non-interest income...............................    $  87     $  49          $  38         78%
                                                                 =====     =====          =====      ======
  Non-interest income as a percentage of AFE (annualized)....      3.1%      2.2%

(1) Fee income and other consists primarily of loan servicing income, real estate participation income, late fees, prepayment fees, other miscellaneous fees and equipment residual gains.

     Factoring commissions increased $14 million or 108% from March 31, 1997 to March 31, 1998 due primarily to the consolidation of Factofrance in April 1997. Income of international joint ventures decreased $3 million or 30% for the quarter ended March 31, 1998 also primarily due to the consolidation of Factofrance.

     Fees and other income totaled $53 million and increased by 104% for the first quarter of 1998 due to increases in net investment gains, securitization income and fee income and other. Of this increase $7 million was due to the consolidation of Factofrance. Net investment gains, resulting from over ten transactions, increased $14 million to $17 million for the quarter ended March 31, 1998 compared to $3 million for the same period in the prior year. During the quarter ended March 31, 1998, the Company generated $11 million of securitization income through a CMBS securitization. The Company did not retain any residual risk in this securitization transaction, as all of the securities were sold to third parties on a non-recourse basis.

Operating Expenses. The following table summarizes the Company's operating expenses for the three months ended March 31, 1998 and 1997.

                                                            For the Three Months
                                                               Ended March 31,
                                                            --------------------     Increase/(Decrease)
                                                                1998     1997         Amount    Percent
                                                                ----     ----         ------    -------
                                                            (dollars in millions)
Salaries and other compensation.............................   $  57    $  40          $  17        43%
General and administrative expenses.........................      37       22             15        68
                                                               -----    -----          -----     -----
     Total operating expenses...............................   $  94    $  62          $  32        52%
                                                               =====    =====          =====     =====
     Total operating expenses as a percentage of Average
        Managed Assets (annualized).........................     3.2%     2.6%

     Operating expenses, excluding the impact of the Factofrance consolidation, increased by $11 million or 18% for the first quarter of 1998, as compared to the first quarter of 1997. This increase was primarily due to the Company's continued investment in developing leadership positions for the asset based finance businesses, expansion of loan origination and portfolio management resources in the Company's CMBS loan area and increased investment in technology including expenses for year 2000 compliance.

Allowance for Losses. The following table summarizes the changes in the Company's allowance for losses of receivables, including the Company's provision for losses of receivables and repossessed assets, if any, for the three months ended March 31, 1998 and 1997.

                                      For the Three Months
                                         Ended March 31,
                                      --------------------     Increase/(Decrease)
                                         1998      1997         Amount     Percent
                                         ----      ----         ------     -------
                                     (dollars in millions)
Balance at beginning of period.....     $  261    $  225         $  36         16%
  Provision for losses.............         15        22            (7)       (32)
  Writedowns.......................        (20)      (27)            7         26
  Recoveries.......................          5         6            (1)       (17)
                                        ------    ------         -----      -----
Balance at end of period...........     $  261    $  226         $  35         15%
                                        ======    ======         =====      =====

     The provision for losses was $7 million lower for the three month period ended March 31, 1998 compared to the three months ended March 31, 1997 due to a lower level of net writedowns. The Company's portfolio demonstrated continued strong credit performance with net writedowns totaling only $15 million or 0.6% of average lending assets compared to $21 million or 1.0% for the first quarter of 1997. At March 31, 1998 and at December 31, 1997 the allowance for losses of receivables represented 2.4% of receivables.

Income Taxes. The Company's effective tax rate increased to 35% for the three months ended March 31, 1998 from 30% for the same period in 1997. The effective rate for 1998 and 1997 remained below federal and state combined statutory rates due to the effect of earnings from international joint ventures and the use of foreign tax credits.

LENDING ASSETS AND INVESTMENTS

     New business volume for the first quarter of 1998 was $1.7 billion, an increase of 80% over the first quarter of 1997. This was offset by portfolio runoff, syndications and a $1.1 billion securitization of CMBS loans in the first quarter of 1998. The following table presents the Company's lending assets and investments by business category and asset type as of March 31, 1998 and December 31, 1997.

                                           Lending Assets and Investments as of
                                               March 31,         December 31,
                                           ----------------   -----------------
                                             1998   Percent     1997    Percent
                                           -------  -------   -------   -------
By Business Category:                             (dollars in millions)
Asset Based Finance......................  $ 5,028     42%    $ 4,726     40%
International Group (1)..................    2,312     19       2,361     20
Real Estate Finance......................    1,532     13       2,093     18
Corporate Finance........................    2,375     20       2,010     17
Project Finance..........................      154      1         144      1
Pre-1990 Portfolio.......................      444      4         492      4
Other....................................      110      1         102     --
                                           -------    ---     -------   ----
  Total lending assets and investments...  $11,955    100%    $11,928    100%
                                           =======    ===     =======   ====

By Asset Type:
Receivables..............................  $10,676     89%    $10,722     90%
Repossessed assets.......................       13     --          14     --
                                           -------    ---     -------   ----
  Total lending assets...................  $10,689     89%    $10,736     90%
Equity and real estate investments.......      544      4         488      4
Debt securities..........................      331      3         311      3
Operating leases.........................      194      2         195      1
International joint ventures.............      197      2         198      2
                                           -------    ---     -------   ----
  Total lending assets and investments...  $11,955    100%    $11,928    100%
                                           =======    ===     =======   ====
  Funds employed (2).....................  $10,675            $10,673
                                           =======            =======
  Total managed assets (3)...............  $11,819            $11,800
                                           =======            =======

(1) Includes $197 million in investments in international joint ventures representing 2% of total lending assets and investments at March 31, 1998, and $198 million in investments in international joint ventures, representing 2% of total lending assets and investments at December 31, 1997.
(2) Funds employed include lending assets and investments, less credit balances of factoring clients.
(3) Total managed assets include funds employed, plus receivables previously securitized or sold and currently managed by the Company.

     The asset based lending portfolio is comprised of factored accounts receivable, secured working capital finance, equipment loans and leases to end-users, vendor finance program loans and leases, small business loans and loans to leasing companies and timeshare developers. The following provides a breakdown among the Company's various asset based product groups:

                                         Lending Assets and Investments as of
                                             March 31,      December 31,
                                           --------------  ----------------
                                            1998   Percent  1997    Percent
                                           ------  ------- -------  -------
                                                (dollars in millions)
Equipment Finance and Leasing............  $1,291     26%   $1,316     28%
Sales Finance............................   1,248     25     1,228     26
Business Credit..........................   1,137     23     1,025     22
Small Business Lending...................     823     16       766     16
Current Asset Management (1).............     529     10       391      8
                                           ------  -----    ------  -----
 Total lending assets and investments....  $5,028    100%   $4,726    100%
                                           ======  =====    ======  =====

(1) Reflects the sale of $550 million of factored accounts receivable during 1998 and $500 million of factored accounts receivable during 1997.

     Growth in asset based lending assets and investments of $302 million during the quarter was driven by growth in the business credit and current asset management groups and represented increases due to new business volume and increased seasonal borrowings under existing lines. The Company funded approximately $500 million of asset based financings during the first quarter of 1998. The Company achieved this level of funding while continuing to maintain strong credit disciplines in all of its asset based businesses. At March 31, 1998, the Company had contractually committed to finance an additional $740 million to new and existing asset based borrowers.

     The Real Estate Finance portfolio declined by $561 million, reflecting over $600 million in new business volume which was offset by a $1.1 billion securitization of CMBS receivables in the first quarter of 1998. The Company did not retain any residual risk in this transaction as all of the commercial mortgage pass-through certificates were sold to third parties on a non-recourse basis. The Company also did not retain any servicing obligations on this portfolio. Unfunded contractual loan commitments to new and existing borrowers were $100 million at March 31, 1998.

     Corporate Finance lending assets and investments grew by $365 million during the first quarter of 1998 due to new business volume of over $550 million which exceeded the prior year by 142%. At March 31, 1998, the Company had contractually committed to finance an additional $980 million to new and existing borrowers.

     The Pre-1990 Portfolio continued to decline during the quarter as lending assets and investments decreased $48 million or 10% from December 31, 1997. The pre-1990 portfolio represents only 3.7% of total lending assets and investments at March 31, 1998, compared to 4.1% at December 31, 1997 and 8.6% at March 31, 1997.

     The Company's obligation to fund loan commitments is generally contingent upon the maintenance of specific credit standards by the borrowers. Since many of the commitments are expected to remain unused, the total commitment amounts do not necessarily represent future cash requirements. No significant commitments exist to provide additional financing related to nonearning assets.

     Total revenues include interest income, fees and other income from domestic and consolidated international operations, and the Company's share of the net income of its international joint ventures.


                                              Total Revenues
                                   For the Three Months Ended March 31,
                                 ----------------------------------------
                                  1998     Percent     1997     Percent
                                 -------  ----------  -------  ----------
                                          (dollars in millions)
Asset Based Finance.............  $ 144          42%   $ 115          45%
International Group.............     55          16       18           7
Corporate Finance...............     60          17       66          26
Real Estate Finance.............     71          21       49          19
Project Finance.................      3           1        5           2
Pre-1990 Portfolio..............      9           3       11           4
Other...........................     (1)         --       (7)         (3)
                                  -----       -----    -----       -----
 Total revenues.................  $ 341         100%   $ 257         100%
                                  =====       =====    =====       =====

     Total revenues increased $84 million or 33% from the prior year principally reflecting increases in fees and other income, interest income and factoring commissions. Asset Based Finance experienced a $23 million increase in interest income consistent with an increase in lending assets and investments of over $300 million from December 31, 1997. Real Estate Finance revenues increased primarily due to $11 million of securitization income recorded on the securitization of $1.1 billion of CMBS receivables and growth in fees and other income during the first quarter of 1998. International Group revenues grew by $37 million or 206% over the first quarter of 1997 primarily as the result of the consolidation of Factofrance.

Portfolio Quality

     The credit quality of the Company's portfolio continues to reflect the effectiveness of the Company's credit strategies, underwriting and portfolio management and disciplined credit approval process. As of March 31, 1998, nonearning assets remained low at $166 million or 1.6% of lending assets. In addition, the Company's allowance for losses of receivables represented 171% of nonearning impaired receivables as of March 31, 1998. The following table presents certain information with respect to the credit quality of the Company's portfolio.

                                                                             March 31,   December 31,
                                                                             ---------   ------------
                                                                               1998         1997
                                                                              -------      -------
                                                                              (dollars in millions)
Lending Assets and Investments:
  Receivables..............................................................   $10,676      $10,722
  Repossessed assets.......................................................        13           14
                                                                              -------      -------
   Total lending assets....................................................    10,689       10,736
  Equity and real estate investments.......................................       544          488
  Debt securities..........................................................       331          311
  Operating leases.........................................................       194          195
  Investments in international joint ventures..............................       197          198
                                                                              -------      -------
   Total lending assets and investments....................................   $11,955      $11,928
                                                                              =======      =======

Nonearning Assets:
  Impaired receivables.....................................................   $   153      $   141
  Repossessed assets.......................................................        13           14
                                                                              -------      -------
   Total nonearning assets.................................................   $   166      $   155
                                                                              =======      =======
  Ratio of nonearning impaired receivables to receivables..................       1.4%         1.3%
                                                                              =======      =======
  Ratio of total nonearning assets to total lending assets.................       1.6%         1.4%
                                                                              =======      =======

Allowances for Losses:
  Allowance for losses of receivables......................................   $   261      $   261
                                                                              =======      =======

Ratio of allowance for losses of receivables to:
   Receivables.............................................................       2.4%         2.4%
                                                                              =======      =======
   Nonearning impaired receivables.........................................       171%         185%
                                                                              =======      =======
   Net writedowns (annualized).............................................      4.3x          1.8x
                                                                              =======      =======

Delinquencies:
  Earning loans delinquent 60 days or more.................................   $   150      $   151
                                                                              =======      =======
  Ratio of earning loans delinquent 60 days or more to receivables.........       1.4%         1.4%
                                                                              =======      =======


                                                                               For The Three Months
                                                                                 Ended March 31,
                                                                                 ---------------
                                                                               1998         1997
                                                                              -------      -------
Net writedowns of lending assets:..........................................   (dollars in millions)
  Net writedowns on receivables............................................   $    15      $    21
  Net writedowns on repossessed assets.....................................         -            -
                                                                              -------      -------
    Total net writedowns...................................................   $    15      $    21
                                                                              =======      =======

 Ratio of net writedowns to average lending assets (annualized)............       0.6%         1.0%
                                                                              =======      =======

Nonearning Assets. The Company's level of nonearning assets remained low at $166 million or 1.6% of lending assets. Included in nonearning assets are repossessed assets of $13 million at March 31, 1998 and $14 million at December 31, 1997.

Allowance for Losses. The allowance for losses of receivables totaled $261 million or 2.4% of receivables at March 31, 1998, unchanged from December 31, 1997. The ratio of allowance for losses of receivables to nonearning impaired receivables totaled 171% at March 31, 1998 and 185% at December 31, 1997.

Loan Modifications. Loans considered troubled debt restructures were $13 million, unchanged from December 31, 1997. The Company did not have any receivables at March 31, 1998 that were restructured at market rates of interest, written down from the original loan balance and returned to earning status.

Writedowns. Net writedowns were 0.6% of average lending assets for the three months ended March 31, 1998 as compared to 1.0% for the same period in the prior year. Gross writedowns declined to $20 million from $27 million while recoveries were $5 million as compared to $6 million in the first quarter of 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     During the first three months of 1998, the Company's major funding requirements included $1.7 billion of longer term loans and leases funded, $616 million of short term loans funded, the retirement of $745 million of senior notes, the net decrease in commercial paper and short-term borrowings of $159 million, and the payment of $20 million in cash dividends to common and preferred stockholders. The major sources of funding for these requirements were $86 million of cash flows from operations, loan repayments and investment proceeds of $537 million, the securitization or syndication of $1.3 billion of loans and investments and the issuance of $555 million of senior notes.

     The ratio of commercial paper and short-term borrowings to total senior debt was 36% at March 31, 1998 and at December 31, 1997. Leverage (based on senior debt net of short-term investments) was 7.0x at March 31, 1998 and 5.2x at December 31, 1997. The increase in March 31, 1998 leverage reflects the $450 million dividend of a subordinated note on February 24, 1998 to Fuji America Holdings, Inc. ("FAHI"). It is the Company's intention to repay this note using the proceeds of the initial public offering. On a pro forma basis, assuming repayment of the subordinated note, leverage would have been 5.2x. The level of commercial paper and short-term borrowings continue to remain within ranges targeted by the Company to maintain a strong financial position.

     The Company also has a $3.0 billion credit facility which is comprised of two substantially equal facilities, a 364-day facility, which was renewed in April 1998 and expires April 6, 1999 and a facility expiring April 8, 2002. In addition, at March 31, 1998 the Company had $627 million (U.S. dollar equivalent) in committed foreign bank credit facilities for the consolidated international subsidiaries, and $36 million available under the foreign currency revolving credit facilities. Committed credit and sale facilities from unaffiliated financial institutions represent 124% of outstanding commercial paper and short-term borrowings at March 31, 1998.

Initial Public Offering

     On May 6, 1998, the Company issued 38,525,000 shares of Class A Common Stock in an initial public offering. The net proceeds to the Company were $986 million, $450 million of which was used to repay a $450 million subordinated note issued February 24, 1998 in respect of a previously declared dividend to FAHI and $533 million which is anticipated to be declared and paid as a cash dividend to FAHI. The 51,050,000 Class B Common Shares are held by The Fuji Bank, Limited ("Fuji Bank"). Prior to May 1998, Fuji Bank owned 100% of the Common Stock of the Company. As of May 6, 1998, Fuji Bank owns 79% of the of the voting interest and 57% of the economic interest of the Company's issued and outstanding Common Stock.

     On May 6, 1998, the Company purchased the 21% interest of Fuji Bank in International Group for total cash consideration of approximately $83 million. The Company financed this acquisition through the issuance of senior debt.

Risk Management - Asset/Liability Management

     Derivatives were entered into during the first three months of 1998 to accomplish the Company's risk management objectives which are to control the overall level of financial risk arising from normal business operations. The Company entered into interest rate swap agreements with aggregate notional amounts of approximately $1.6 billion during the first quarter of 1998. In addition, $1.5 billion of interest rate swaps were terminated or matured during the three month period. At March 31, 1998, the Company held $4.9 billion in interest rate swaps, $412 million in cross-currency interest rate swap agreements and $1.5 billion of basis swap agreements.

     As of March 31, 1998, the Company held $646 million of forward currency exchange contracts and $53 million of purchased options which serve as hedges of translation of its investment in international subsidiaries and joint ventures or effectively hedge the translation of the related foreign currency income.

Accounting Developments

     Effective January 1, 1998, the Company adopted the provisions of Statement of Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Also effective January 1, 1998, the Company adopted the provisions of Statement of Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement requires segments to be reported based on the way management organizes segments within the Company for making operating decisions and assessing performance. These statements address financial statement disclosures and, as a result, did not have an impact on the financial results of the Company.

Part II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The sole shareholder of the Company voted in favor of amending and restating the Company's certificate of incorporation in the form filed herewith as Exhibit 3.1 by written consents dated February 20, 1998 and April 27, 1998. By written consent dated March 19, 1998, the sole stockholder of the Company elected the following persons as directors:

          Richard J. Almeida            Lauralee Martin
          Atsushi Takano                Hideo Nakajima
          Yukihiko Chayama              Osamu Ogura
          Tsutomu Hayano                Masahiro Sawada
          Mark Kessel                   Takeshi Takahashi
          Michael J. Litwin             Kenichiro Tanaka
          Dennis P. Lockhart            Kenichi Tomita

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits

          (3.1) Amended and Restated Certificate of Incorporation

          (3.2) Amended and Restated By-Laws

          (12) Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

          (27)  Financial Data Schedule

          (b)   Reports on Form 8-K


     On January 29, 1998, the Company filed with the U.S. Securities and Exchange Commission ("SEC") a Current Report on Form 8-K, dated January 26, 1998, to announce the Company's earnings for the year ended December 31, 1997.

     On January 30, 1998, the Company filed with the SEC a Current Report on Form 8-K, dated January 29, 1998, to announce the consideration of an initial public offering of Common Stock of the Company by The Fuji Bank, Limited.

     On February 20, 1998, the Company filed with the SEC a Current Report on Form 8-K, dated February 20, 1998, to announce the Company's payment of a dividend to its parent, Fuji America Holdings, Inc.

     On February 27, 1998, the Company filed with the SEC a Current Report on Form 8-K, dated February 26, 1998, announcing the filing of a Registration Statement with the SEC in connection with an initial public offering of the Company's Class A Common Stock.

     On April 21, 1998, the Company filed with the SEC a Current Report on Form 8-K, dated April 20, 1998, to announce the Company's earnings for the quarter ended March 31, 1998.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       HELLER FINANCIAL, INC.



                                       By:          Lauralee E. Martin
                                           -------------------------------------
                                                    Lauralee E. Martin
                                               Executive Vice President and
                                                  Chief Financial Officer



                                       By:           Lawrence G. Hund
                                           -------------------------------------
                                                     Lawrence G. Hund
                                           Executive Vice President, Controller
                                               and Chief Accounting Officer


Date:  May 11, 1998