Form 10-Q
period 1998-06-30
HELLER FINANCIAL INC
filed 1998-07-27
CIK 46738

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549


                                   FORM 10-Q


(Mark One)

 X   Quarterly report for the period ended June 30, 1998 pursuant to Section 13
---  or 15(d) of the Securities Exchange Act of 1934

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                         Commission file number 1-6157


                             Heller Financial, Inc.
                             ----------------------
             (Exact name of registrant as specified in its charter)



                 Delaware                             36-1208070
---------------------------------------            ----------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)


500 W. Monroe Street, Chicago, Illinois                   60661
---------------------------------------            ----------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     39,020,775 shares of Class A Common Stock, $.25 par value, outstanding at July 24, 1998.
     51,050,000 shares of Class B Common Stock, $.25 par value, outstanding at July 24, 1998.

================================================================================
                      Website is:  http://www.hellerfin.com

                         PART I. FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS


                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                (in millions, except for information on shares)

                       ASSETS                          June 30,    December 31,
                                                         1998          1997
                                                       --------    ------------
                                                      (unaudited)
Cash and cash equivalents...........................     $   380        $   821
Receivables (Note 4)
 Commercial loans
  Term loans........................................       2,961          2,597
  Revolving loans...................................       1,914          1,674
 Real estate loans..................................       1,925          2,238
 Factored accounts receivable.......................       2,350          2,223
 Equipment loans and leases.........................       2,299          1,990
                                                         -------        -------
     Total receivables..............................      11,449         10,722
 Less: Allowance for losses of receivables (Note 4).         277            261
                                                         -------        -------
     Net receivables................................      11,172         10,461
Equity and real estate investments..................         589            488
Debt securities.....................................         360            311
Operating leases....................................         175            195
Investments in international joint ventures.........         205            198
Other assets........................................         467            387
                                                         -------        -------
     Total assets...................................     $13,348        $12,861
                                                         =======        =======


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Senior debt
  Commercial paper and short-term borrowings........     $ 3,470        $ 3,432
  Notes and debentures (Note 5).....................       6,359          6,004
                                                         -------        -------
     Total senior debt..............................       9,829          9,436
Credit balances of factoring clients................       1,264          1,255
Other payables and accruals.........................         484            405
                                                         -------        -------
     Total liabilities..............................      11,577         11,096
Minority interest...................................           7             87
Stockholders' equity
  Cumulative Perpetual Senior Preferred Stock,
   Series A.........................................         125            125
   Noncumulative Perpetual Senior Preferred Stock,
    Series B (Note 9)...............................           -            150
   Noncumulative Perpetual Senior Preferred Stock,
    Series C (Note 9)...............................         150              -
   Class A Common Stock ($.25 Par Value; 500,000,000
    shares authorized; 39,020,775 shares issued and
    outstanding) (Note 2)...........................          10              -
   Class B Common Stock ($.25 Par Value; 300,000,000
    shares authorized; 51,050,000 shares issued and
    outstanding) (Note 2)...........................          13             13
   Additional paid in capital.......................       1,433            672
   Retained earnings................................          36            730
   Accumulated other comprehensive income (Note 10).          (3)           (12)
                                                         -------        -------
     Total stockholders' equity.....................       1,764          1,678
                                                         -------        -------
     Total liabilities and stockholders' equity.....     $13,348        $12,861
                                                         =======        =======


     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (in millions, except for per share information)

                                                      For the Three Months  For the Six Months
                                                         Ended June 30,       Ended June 30,
                                                      --------------------  ------------------
                                                        1998       1997       1998      1997
                                                      ---------  ---------  --------  --------
                                                           (unaudited)          (unaudited)

Interest income.....................................      $ 252      $ 238     $ 506     $ 446
Interest expense....................................        147        131       302       247
                                                          -----      -----     -----     -----
  Net interest income...............................        105        107       204       199
Fees and other income...............................         50         53       103        79
Factoring commissions...............................         32         30        59        43
Income of international joint ventures..............          7          9        14        19
                                                          -----      -----     -----     -----
  Operating revenues................................        194        199       380       340
Operating expenses..................................         99         90       193       152
Provision for losses................................         17         34        32        56
                                                          -----      -----     -----     -----
  Income before income taxes and minority interest..         78         75       155       132
Income tax provision................................         26         28        53        45
Minority interest...................................          1          3         3         4
                                                          -----      -----     -----     -----
  Net income........................................      $  51      $  44     $  99     $  83
                                                          =====      =====     =====     =====
  Dividends on preferred stock......................      $   5      $   3     $  10     $   6
                                                          =====      =====     =====     =====
  Net income applicable to common stock.............      $  46      $  41     $  89     $  77
                                                          =====      =====     =====     =====

  Basic and diluted net income applicable to
   common stock per share (Note 7)..................      $ .60      $ .80     $1.39     $1.51
                                                          =====      =====     =====     =====
  Pro forma basic net income applicable to
   common stock per share (Note 7)..................      $ .51      $ .46     $ .99     $ .85
                                                          =====      =====     =====     =====
  Pro forma diluted net income applicable to
   common stock per share (Note 7)..................      $ .51      $ .45     $ .99     $ .85
                                                          =====      =====     =====     =====


     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED STATEMENTS OF
                        CHANGES IN STOCKHOLDERS' EQUITY
                                 (in millions)
                                  (unaudited)

                                                       Noncum.                                 Accum.
                                                      Perpetual                                Other
                                           Perpetual  Sr. Pref.                               Compre-                      Compre-
                                           Sr. Pref.    Stock     Class A  Class B   Add'l    hensive                      hensive
                                             Stock    Series B/C  Common   Common   Paid In   Income    Retained            Income
                                           Series A    (Note 9)    Stock    Stock   Capital  (Note 10)  Earnings  Total    (Note 10)
                                           ---------  ----------  -------  -------  -------  ---------  --------  ------   ---------
BALANCE AT DECEMBER 31, 1996..............   $125        $ --       $--      $13    $  675      $ (1)     $ 655   $1,467
Comprehensive Income: (Note 10)
Net income................................     --          --        --       --        --        --         83       83      $ 83
  Other comprehensive income,
     net of tax:
     Unrealized gain on securities,
        net of tax of $(4)................     --          --        --       --        --        --         --       (8)       (8)
     Foreign currency translation
        adjustments, net of tax of $(7)...     --          --        --       --        --        --         --      (12)      (12)
                                                                                                                              ----
  Other comprehensive income..............     --          --        --       --        --       (20)        --       --       (20)
                                                                                                                              ----
Comprehensive income......................     --          --        --       --        --        --         --       --      $ 63
                                                                                                                              ====
Issuance of Noncumulative Perpetual
  Senior Preferred Stock, Series B........     --         150        --       --        (3)       --         --      147
Preferred stock dividends.................     --          --        --       --        --        --         (6)      (6)
Common stock dividends....................     --          --        --       --        --        --        (28)     (28)
                                             ----        ----       ---      ---    ------      ----      -----   ------
BALANCE AT JUNE 30, 1997..................   $125        $150       $--      $13    $  672      $(21)     $ 704   $1,643
                                             ====        ====       ===      ===    ======      ====      =====   ======

BALANCE AT DECEMBER 31, 1997..............   $125        $150       $--      $13    $  672      $(12)     $ 730   $1,678
Comprehensive Income: (Note 10)
  Net income..............................     --          --        --       --        --        --         99       99      $ 99
  Other comprehensive income,
     net of tax:
     Unrealized gain on securities,
        net of tax of $6..................     --          --        --       --        --        --         --       11        11
     Foreign currency translation
        adjustments, net of tax of $(1)...     --          --        --       --        --        --         --       (2)       (2)
                                                                                                                              ----
  Other comprehensive income..............     --          --        --       --        --         9         --       --         9
                                                                                                                              ----
Comprehensive income......................     --          --        --       --        --        --         --       --      $108
                                                                                                                              ====
Issuance of Class A Common Stock..........     --          --        10       --       976        --         --      986
Preferred stock dividends.................     --          --        --       --        --        --        (10)     (10)
Common stock dividends....................     --          --        --       --      (215)       --       (783)    (998)
                                             ----        ----       ---      ---    ------      ----      -----   ------
BALANCE AT JUNE 30, 1998..................   $125        $150       $10      $13    $1,433      $ (3)     $  36   $1,764
                                             ====        ====       ===      ===    ======      ====      =====   ======

     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in millions)

                                                                          For the Six Months
                                                                            Ended June 30,
                                                                          ------------------
                                                                           1998       1997
                                                                          -------    -------
                                                                             (unaudited)
OPERATING ACTIVITIES
 Net income..........................................................     $    99    $    83
 Adjustments to reconcile net income to net
 cash provided by operating activities:
  Provision for losses...............................................          32         56
  Losses from equity investments.....................................          21         32
  Provision for deferred tax asset...................................           9          7
  Increase (decrease) in accounts payable and accrued liabilities....         (13)        15
  Undistributed income of international joint ventures...............          (9)       (12)
  Increase in interest payable.......................................          20          3
  Other..............................................................          12         23
                                                                          -------    -------
   Net cash provided by operating activities.........................         171        207

INVESTING ACTIVITIES
 Long-term loans funded..............................................      (3,415)    (2,254)
 Collections of principal............................................       1,416      1,434
 Securitizations, participations, syndications and loan sales........       1,816        906
 Net increase in short-term loans and advances to factoring clients..        (690)    (1,219)
 Investment in operating leases......................................         (26)       (83)
 Investments in equity interests and other investments...............        (256)      (132)
 Sales of investments and equipment on lease.........................         163        165
 Factofrance goodwill and noncompetition agreement...................          --        (96)
 Other...............................................................          45         13
                                                                          -------    -------
   Net cash used for investing activities............................        (947)    (1,266)

FINANCING ACTIVITIES
 Senior note issuances...............................................       1,402        674
 Retirement of notes and debentures..................................      (1,047)      (852)
 Increase in commercial paper and other short-term borrowings........          38      1,081
 Proceeds from preferred stock issuance..............................          --        147
 Net proceeds from common stock issuance.............................         986         --
 Net (increase) decrease in advances to affiliates...................         (26)         8
 Cash dividends paid on preferred stock..............................         (10)        (6)
 Cash dividends paid on common stock.................................        (998)       (28)
 Other...............................................................         (10)         7
                                                                          -------    -------
   Net cash provided by financing activities.........................         335      1,031
                                                                          -------    -------
Decrease in cash and cash equivalents................................        (441)       (28)
Cash and cash equivalents at the beginning of the period.............         821        296
                                                                          -------    -------
Cash and cash equivalents at the end of the period...................     $   380    $   268
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

(2)  Initial Public Offering

     In May 1998, the Company issued 38,525,000 shares of Class A Common Stock in an initial public offering (the "offering"). The net proceeds to the Company were $986 million, $450 million of which was used to repay indebtedness of the Company consisting of a $450 million subordinated note to Fuji America Holdings, Inc. ("FAHI"), a wholly owned subsidiary of The Fuji Bank, Limited, issued February 24, 1998 for a previously declared dividend to FAHI, and $533 million of which was paid as a cash dividend to FAHI. The 51,050,000 Class B Common Shares are held by FAHI. In addition, 495,775 shares of restricted Class A Common Stock were issued to management of the Company during the quarter. The holders of Class A Common Stock are entitled to one vote per share and the holders of Class B Common Stock are entitled to three votes per share (except that the outstanding shares of Class B Common Stock may never represent more than 79% of the combined voting power of all outstanding shares of the Company's voting stock). After the offering and the issuance of shares to management, there are 90,070,775 shares of common stock of the Company issued and outstanding resulting in FAHI's ownership of 79% of the voting interest and 57% of the economic interest of the Company's issued and outstanding Common Stock. Prior to May 1998, FAHI owned 100% of the common stock of the Company.

     In May 1998, the Company purchased the 21% interest of Fuji Bank in Heller International Group, Inc. ("International Group") for total cash consideration of $83 million. The Company financed this acquisition through the issuance of senior debt.

(3)  Acquisition of Factofrance

     In April 1997, the Company's subsidiary, International Group, purchased the interest of its joint venture partner in Factofrance Heller S.A.
("Factofrance").

     The following table presents pro forma combined income statements of the Company and Factofrance and its subsidiaries for the six months ended June 30, 1998 and 1997. The pro forma combined income statements are presented as if the acquisition had been effective January 1, 1997. The combined historical results of operations of Heller and Factofrance for 1997 have been adjusted to reflect the amortization of goodwill, the amortization of the noncompetition agreement and the costs of financing for the transaction. This information is intended for informational purposes only and is not necessarily indicative of the future results of operations of the Company or of the results of operations of the Company that would have occurred had the acquisition been effective in the periods presented.

                                                      For the Six
                                                      Months Ended
                                                        June 30,
                                                      ------------
                                                      1998   1997
                                                      -----  -----
                                                      (in millions)

Interest income.....................................   $506    $461
Interest expense....................................    302     256
                                                       ----    ----
  Net interest income...............................    204     205
Fees and other income...............................    103      88
Factoring commissions...............................     59      56
Income of international joint ventures..............     14      16
                                                       ----    ----
 Operating revenues.................................    380     365
Operating expenses..................................    193     172
Provision for losses................................     32      58
                                                       ----    ----
  Income before income taxes and minority interest..    155     135
Income tax provision................................     53      46
Minority interest...................................      3       5
                                                       ----    ----
  Net income........................................   $ 99    $ 84
                                                       ====    ====

(4)  Impaired Receivables and Repossessed Assets

     The Company does not recognize interest and fee income on impaired receivables classified as nonearning and on repossessed assets, which are set forth in the following table:


                                                                 June 30,   December 31,
                                                                   1998         1997
                                                                 --------   ------------
                                                                      (in millions)

     Impaired receivables......................................    $147         $141
     Repossessed assets........................................       2           14
                                                                   ----         ----
       Total nonearning assets.................................    $149         $155
                                                                   ====         ====
     Ratio of total nonearning assets to total lending assets..     1.3%         1.4%
                                                                   ====         ====
     Ratio of allowance for losses of receivables to
       nonearning impaired receivables.........................     188%         185%
                                                                   ====         ====

     Nonearning assets included $20 million at June 30, 1998 and $19 million at December 31, 1997 for consolidated international subsidiaries.

     The average investment in nonearning impaired receivables was $152 million for the six months ended June 30, 1998 and $258 million for the six months ended June 30, 1997.

     Loan Modifications--

     The Company had $13 million of loans that are considered troubled debt restructures at June 30, 1998 and December 31, 1997. The Company had $12 million of loans that were restructured at a market rate of interest, written down from the original loan balance and returned to earning status at June 30, 1998. The Company is not committed to lend significant additional funds under the restructured agreements.

     Allowance for Losses--

     The change in the allowance for losses of receivables during the six month period included an additional provision of $32 million and gross writedowns and recoveries of $43 million and $27 million, respectively. Impaired receivables with identified reserve requirements were $96 million at June 30, 1998 and $62 million at December 31, 1997.

                                                          June 30,  December 31,
                                                            1998        1997
                                                          --------  ------------
                                                              (in millions)
  Identified reserve requirement for impaired
   receivables..........................................    $ 29        $ 27
  Additional allowance for losses of receivables........     248         234
                                                            ----        ----
     Total allowance for losses of receivables..........    $277        $261
                                                            ====        ====

(5)  Senior Debt - Notes and Debentures

     The Company issued and retired the following notes and debentures during the six months ended June 30, 1998 (excluding unamortized premium and discount):

                                                                     Principal
                                                                      Amount
                                                                     ---------
                                                                   (in millions)
  Issuances:
    Variable rate medium-term notes due on various dates ranging from April 13, 1999 to May 18, 2010............................  $  852
    Fixed rate medium-term notes with interest rates ranging from
     6.14% to 6.25% due on various dates ranging from
     April 13, 2000 to June 10, 2002................................     550
                                                                      ------
                                                                      $1,402
                                                                      ======
  Retirements:
    Variable rate medium-term notes due on various dates ranging from January 15, 1998 to May 20, 1998..........................  $  522
  Fixed rate medium term notes with interest rates ranging from
   6.27% to 9.53% due on various dates ranging from March 15, 1998
   to May 20, 1998..................................................     525
                                                                      ------
                                                                      $1,047
                                                                      ======

     The Company's major bank credit facility of $3 billion is comprised of two substantially equal facilities, a 364-day facility expiring April 6, 1999 and a facility expiring April 8, 2002. The 364-day facility was renewed in April 1998.

     In July 1998, the Company filed with the Securities and Exchange Commission a shelf registration to sell up to $5 billion in debt securities, senior preferred stock and Class A common stock.

(6)  Derivative Financial Instruments Used for Risk Management Purposes

     The Company entered into $4.6 billion of interest rate swaps during the six months ended June 30, 1998. During this period, $2.6 billion of interest rate swaps were terminated or matured. The interest rate swaps are utilized to modify the interest rate and currency characteristics of the Company's debt and assets to control the overall level of financial risk arising from normal business operations. These instruments had the effect of converting $900 million of fixed rate assets to a variable rate, $450 million of variable rate assets to a fixed rate, $1.1 billion of fixed rate debt to a variable rate, and $2.1 billion of variable rate assets to another variable rate index. At June 30, 1998, the Company held $5.1 billion in interest rate swap agreements, $412 million in cross-currency interest rate swap agreements and $3.1 billion of basis swap agreements.

     The Company also periodically enters into forward contracts or options. The Company held $546 million of forward contracts at June 30, 1998 which serve as hedges of its investment in international subsidiaries and joint ventures or effectively hedge the translation of the related foreign currency income. The Company executed $114 million of options to manage foreign exchange exposure.

(7)  Basic and Diluted Net Income Per Share and Pro Forma Net Income Per Share

     Net income applicable to common stock per share on a basic and diluted basis for the periods indicated is calculated as follows:

                                                         Quarter Ended June 30,                 Six Months Ended June 30,
                                                        Basic              Diluted              Basic              Diluted
                                                  -----------------   -----------------   -----------------   -----------------
                                                   1998      1997      1998      1997      1998      1997      1998      1997
                                                  -------   -------   -------   -------   -------   -------   -------   -------
Net income applicable to common stock
 (in millions)                                    $    46   $    41   $    46   $    41   $    89   $    77   $    89   $    77
                                                  =======   =======   =======   =======   =======   =======   =======   =======
Average equivalent shares of Company stock
 outstanding (in thousands):                       77,027    51,050    77,027    51,050    64,110    51,050    64,110    51,050
  Stock options                                        --        --        16        --        --        --         8        --
                                                  -------   -------   -------   -------   -------   -------   -------   -------
  Total average equivalent shares                  77,027    51,050    77,043    51,050    64,110    51,050    64,118    51,050
                                                  =======   =======   =======   =======   =======   =======   =======   =======
Net income per share                              $  0.60   $  0.80   $  0.60   $  0.80   $  1.39   $  1.51   $  1.39   $  1.51
                                                  =======   =======   =======   =======   =======   =======   =======   =======

     The table below identifies the pro forma net income applicable to common stock per share on a basic and diluted basis. Pro forma basic net income applicable to common stock per share is computed based on net income applicable to common stock divided by the number of shares issued and outstanding after the Company's initial public offering. Pro forma diluted net income applicable to common stock per share is computed based on net income applicable to common stock divided by the number of shares issued and outstanding after the offering and the dilutive effect of the stock options as if they had been outstanding since the beginning of the period.

                                                         Quarter Ended June 30,                 Six Months Ended June 30,
                                                        Basic              Diluted              Basic              Diluted
                                                  -----------------   -----------------   -----------------   -----------------
                                                   1998      1997      1998      1997      1998      1997      1998      1997
                                                  -------   -------   -------   -------   -------   -------   -------   -------
Net income applicable to common stock
  (in millions)                                   $    46   $    41   $    46   $    41   $    89   $    77   $    89   $    77
                                                  =======   =======   =======   =======   =======   =======   =======   =======
Pro forma shares (in thousands):
  Shares of Company stock outstanding              90,071    90,071    90,071    90,071    90,071    90,071    90,071    90,071
  Stock options                                        --        --        53        53        --        --        53        53
                                                  -------   -------   -------   -------   -------   -------   -------   -------
  Total pro forma shares                           90,071    90,071    90,124    90,124    90,071    90,071    90,124    90,124
                                                  =======   =======   =======   =======   =======   =======   =======   =======
Net income per share                              $  0.51   $  0.46   $  0.51   $  0.45   $  0.99   $  0.85   $  0.99   $  0.85
                                                  =======   =======   =======   =======   =======   =======   =======   =======

(8)  Statement of Cash Flows

     Noncash investing activities which occurred during the six month period ended June 30, 1998 included $1 million of receivables which were classified as repossessed assets. For the six month period ended June 30, 1998, the Company paid income taxes of $33 million. For the six month period ended June 30, 1997, the Company paid $25 million to its former parent, Heller International Corporation for the payment of income taxes.

(9)  Noncumulative Perpetual Senior Preferred Stock

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

(10)  Accounting Developments

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

     The Financial Accounting Standards Board ("FASB") also issued Statement of Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement requires segments to be reported based on the way management organizes segments within the Company for making operating decisions and assessing performance. The Company will adopt this statement in its 1998 year end financial statements. As these statements relate to disclosure requirements, neither SFAS No. 130 nor SFAS No. 131 had a material impact on the financial results of the Company.

     In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Post Retirement Benefits," effective for fiscal years beginning after December 31, 1997. SFAS No. 132 revises employer's disclosures about pensions and other post retirement benefit plans but does not change the measurement or recognition of those plans. The Company will adopt this statement in its 1998 year end financial statements.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that companies recognize all derivatives as either assets or liabilities in the statement of financial position at fair value. The statement is effective for fiscal years beginning after June 15, 1999. The Company is assessing the impact that this statement will have on its financial statements.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview. Net income for the six months ended June 30, 1998 totaled $99 million and increased by $16 million or 19% over the first six months of 1997, while net income for the second quarter of 1998 totaled $51 million compared to $44 million for the second quarter of 1997, an increase of 16%. Net income applicable to common stock was $89 million for the six months ended June 30, 1998 which represented an increase of 16% from $77 million for the six months ended June 30, 1997. Net income applicable to common stock totaled $46 million for the quarter ended June 30, 1998, an increase of $5 million or 12% over the second quarter of 1997.

     Growth in earnings was driven by strong new business originations, strong growth in factoring volume and continued strong credit quality. New business volume totaled $3.7 billion year to date and $2.0 billion for the second quarter of 1998, increases of 49% and 29% over the prior year periods. In addition, the Company continued to show strong growth in international and domestic factoring volume. Domestic factoring volume increased 12% for the first six months and 14% for the second quarter compared to the prior year periods. Factofrance factoring volume increased 38% during the second quarter of 1998 compared to the second quarter of 1997. The Company also demonstrated very strong credit quality with nonearning assets of only $149 million, representing 1.3% of total lending assets. Net writedowns were only $16 million or 0.3% of AFE for the first six months and $1 million for the second quarter of 1998.

     As previously reported, the Company increased its ownership of Factofrance in April 1997. The Company's results for the first six months of 1998 include Factofrance on a consolidated basis for the entire period, while the 1997 results include Factofrance on a consolidated basis for only the second quarter. For the first six months of 1998, this consolidation had the effect of increasing operating revenues, operating expenses and factoring commissions by $42 million, $58 million and $33 million, respectively, and decreasing income of international joint ventures by $8 million.

Operating Revenues. The following tables summarize the Company's operating revenues for the six and three months ended June 30, 1998 and 1997:

                                                     For the Six Months Ended
                                                             June 30,
                                            ------------------------------------------
                                             1998      Percent       1997     Percent
                                            Amount     of AFE       Amount     of AFE
                                            ------     -------      ------    --------
                                                     (annualized)            (annualized)
                                                      (dollars in millions)
Net interest income.......................   $204        3.6%        $199        4.1%
Non-interest income:
  Fees and other income...................    103        1.8           79        1.7
  Factoring commissions...................     59        1.1           43        0.9
  Income of international joint ventures..     14        0.3           19        0.4
                                             ----        ---         ----        ---
    Total operating revenues..............   $380        6.8%        $340        7.1%
                                             ====        ===         ====        ===

                                                    For the Three Months Ended
                                                             June 30,
                                            ------------------------------------------
                                             1998      Percent       1997     Percent
                                            Amount     of AFE       Amount     of AFE
                                            ------     -------      ------    --------
                                                     (annualized)            (annualized)
                                                      (dollars in millions)
Net interest income.......................   $105        3.7%        $107        4.2%
Non-interest income:
  Fees and other income...................     50        1.8           53        2.1
  Factoring commissions...................     32        1.1           30        1.2
  Income of international joint ventures..      7        0.3            9        0.3
                                             ----        ---         ----        ---
    Total operating revenues..............   $194        6.9%        $199        7.8%
                                             ====        ===         ====        ===

     Operating revenues for the six months ended June 30, 1998 totaled $380 million, an increase of 12% over the prior year period. This increase is driven primarily by increases in fees and other income and factoring commissions. Operating revenues as a percentage of AFE were 6.8% for the first six months of 1998, down from 7.1% for the first six months of 1997. Operating revenues for the second quarter of 1998 totaled $194 million, a decrease of 3% from $199 million for the second quarter of 1997. Operating revenues as a percentage of AFE for the second quarter of 1998 were 6.9%, down from 7.8% for the second quarter of 1997. This decline is due to the impact of $24 million of securitization income recorded in the second quarter of 1997 versus $4 million of securitization income in the second quarter of 1998.

Net Interest Income: Net interest income totaled $204 million for the six months ended June 30, 1998, up 3% from $199 million during the same period in 1997. The increase in net interest income is primarily due to an increase in AFE driven by record new business volume of $3.7 billion for the first six months of 1998. Net interest income as a percentage of AFE for the first six months of 1998 decreased to 3.6% from 4.1% in 1997. For the second quarter of 1998, net interest income totaled $105 million, a decrease of 2% from the second quarter of 1997. Net interest income for the second quarter of 1998 decreased to 3.7% of AFE. These decreases reflect higher levels of CMBS receivables, which carry a lower yield than other products of the Company and the impact of competitive pricing pressures in certain product categories. Net interest income in the first six months of 1998 was also reduced by interest expense of $6 million paid on the pre-offering dividend declared February 24, 1998 and paid to FAHI on May 6, 1998.

Non-Interest Income: The following tables summarize the Company's non-interest income for the six and three months ended June 30, 1998 and 1997:

                                              For the
                                             Six Months
                                           Ended June 30,
                                           --------------   Increase/(Decrease)
                                           1998      1997     Amount  Percent
                                           ----      ----     ------  -------
                                                 (dollars in millions)
Factoring commissions...................   $ 59      $ 43      $16       37%
Income of international joint ventures..     14        19       (5)     (26)
Fees and other income:
 Fee income and other (1)...............     66        48       18       38
 Net investment gains...................     22         7       15      214
 Securitization income..................     15        24       (9)     (38)
                                           ----      ----      ---      ---
   Total fees and other income..........   $103      $ 79      $24       30%
                                           ====      ====      ===      ===
   Total non-interest income............   $176      $141      $35       25%
                                           ====      ====      ===      ===

                                          For the Three Months
                                             Ended June 30,
                                          --------------------    Increase/(Decrease)
                                           1998         1997      Amount     Percent
                                          ------       ------     ------     -------
                                          (dollars in millions)
Factoring commissions...................   $  32        $  30      $  2          7%
Income of international joint ventures..       7            9        (2)       (22)
Fees and other income:
 Fee income and other (1)...............      41           25        16         64
 Net investment gains...................       5            4         1         25
 Securitization income..................       4           24       (20)       (83)
                                           -----        -----      ----        ---
   Total fees and other income..........   $  50        $  53      $ (3)       (6)%
                                           =====        =====      ====        ===
   Total non-interest income............   $  89        $  92      $ (3)       (3)%
                                           =====        =====      ====        ===

(1) Fee income and other consists primarily of loan servicing income, real estate participation income, late fees, prepayment fees, other miscellaneous fees and gains on asset sales.

     Factoring commissions increased $16 million or 37% and income of international joint ventures decreased $5 million or 26% for the six months ended June 30, 1998 compared to the prior year period primarily due to the consolidation of Factofrance. Domestic factoring volume for the first six months and second quarter of 1998 increased 12% and 14%, respectively, compared to the prior year periods. Factofrance factoring volume increased 38% for the second quarter of 1998. The growth in factoring commissions was due to the increase in factoring volume, partially offset by a reduction in factoring commission rates.

     Fees and other income totaled $103 million and increased by 30% for the first six months of 1998. For the second quarter of 1998, total fees and other income decreased $3 million compared with the quarter ended June 30, 1997 as a $16 million increase in fee income and other was offset by lower securitization income. In the second quarter of 1997, the Company recognized $24 million of securitization income from the securitization of CMBS assets. During the second quarter of 1998, the Company securitized $96 million of assets representing the unguaranteed portion of loans in the SBA 7(a) program resulting in securitization income of $4 million. In addition, during the first quarter of 1998, the Company recognized $11 million on the securitization of CMBS assets. Included in fee income and other in the second quarter of 1998 is $8 million of income from the sale of $64 million of government guaranteed SBA 7(a) loans. Net investment gains increased $15 million to $22 million for the six months ended June 30, 1998, as the Company realized gains on numerous transactions.

Operating Expenses. The following tables summarize the Company's operating expenses for the six and three months ended June 30, 1998 and 1997.

                                                                For the Six Months
                                                                  Ended June 30,
                                                               --------------------    Increase/(Decrease)
                                                                1998         1997      Amount     Percent
                                                               ------       ------     ------     -------
                                                               (dollars in millions)
Salaries and other compensation.............................   $ 115         $  96      $19         20%
General and administrative expenses.........................      78            56       22         39
                                                               -----         -----      ---         --
       Total operating expenses.............................   $ 193         $ 152      $41         27%
                                                               =====         =====      ===         ==
       Total operating expenses as a percentage of Average
             Managed Assets (annualized)....................     3.1%          3.0%


                                                               For the Three
                                                                Months Ended
                                                                  June 30,
                                                               --------------    Increase/(Decrease)
                                                               1998      1997     Amount    Percent
                                                               ----      ----    --------   --------
                                                                         (dollars in millions)
Salaries and other compensation.............................   $58       $54        $4         7%
General and administrative expenses.........................   $41        36         5        14
                                                               ---       ---        --        --
       Total operating expenses.............................   $99       $90        $9        10%
                                                               ===       ===        ==        ==
       Total operating expenses as a percentage of Average
             Managed Assets (annualized)....................   3.2%      3.4%

     Operating expenses, excluding the impact of the Factofrance consolidation, increased by $20 million or 13% for the first six months of 1998, as compared to the first six months of 1997. Operating expenses for the second quarter of 1998 increased by $9 million or 10% over the second quarter of 1997. These increases were primarily due to the expansion of loan origination and portfolio management resources in the Company's CMBS loan area, increased investment in technology including expenses for year 2000 compliance and investment in the Company's new branding and marketing campaign ("Straight Talk, Smart Deals").

Allowance for Losses. The following table summarizes the changes in the Company's allowance for losses of receivables, including the Company's provision for losses of receivables, for the six months ended June 30, 1998 and 1997.

                                                                For the Six
                                                                Months Ended
                                                                  June 30,
                                                               --------------   Increase/(Decrease)
                                                               1998     1997     Amount    Percent
                                                               ----     ----    --------   --------
                                                                         (dollars in millions)

Balance at beginning of period.............                    $261     $225     $ 36         16%
 Provision for losses......................                      32       56      (24)       (43)
 Writedowns................................                     (43)     (59)      16        (27)
 Recoveries................................                      27       10       17        170
 Factofrance consolidation at acquisition..                      --       18      (18)      (100)
                                                               ----     ----     ----       ----
Balance at end of period...................                    $277     $250     $ 27         11%
                                                               ====     ====     ====       ====

[CAPTION]

                                                               For the Three
                                                                Months Ended
                                                                  June 30,
                                                               --------------   Increase/(Decrease)
                                                               1998     1997     Amount    Percent
                                                               ----     ----    --------   --------
                                                                         (dollars in millions)
Balance at beginning of period.............                    $261     $226     $ 35         15%
 Provision for losses......................                      17       34      (17)       (50)
 Writedowns................................                     (23)     (33)      10        (30)
 Recoveries................................                      22        5       17        340
 Factofrance consolidation at acquisition..                       -       18      (18)      (100)
                                                               ----     ----     ----       ----
Balance at end of period...................                    $277     $250     $ 27         11%
                                                               ====     ====     ====       ====

     The Company's provision for losses was lower in the first six months and second quarter of 1998 versus the same periods in 1997 as the portfolio demonstrated continued strong credit quality. Net writedowns totaled only $16 million or 0.3% of average lending assets for the first six months of 1998 compared to $49 million or 1.1% for the first six months of 1997. Net writedowns for the second quarter of 1998 totaled only $1 million compared to $28 million in the second quarter of 1997. During the first six months of 1998, the Company recorded recoveries, primarily from the pre-1990 portfolio, totaling $27 million compared to $10 million in the first six months of 1997. Recoveries for the second quarter of 1998 were $22 million compared to $5 million for the second quarter of 1997. At June 30, 1998 and at December 31, 1997 the allowance for losses of receivables represented 2.4% of receivables.

Income Taxes. The Company's effective tax rate was 34% for the six months ended June 30, 1998 and 1997, and decreased to 33% for the second quarter of 1998 from 37% for the second quarter in 1997. The effective tax rate for 1998 remained below federal and state combined statutory rates due to the effect of earnings from international joint ventures and the use of foreign tax credits.

LENDING ASSETS AND INVESTMENTS

     The Company achieved record new business volume for the first six months and second quarter of 1998 with increases of 49% over the first six months of 1997 and 29% over the second quarter of 1997. New business volume growth occurred across nearly all business groups, with particularly strong originations activity in Real Estate CMBS and Corporate Finance. New business volume for the first half of 1998 was partially offset by securitizations, portfolio runoff, syndications, participations and loan sales. The following table sets forth information on new business volume, securitizations, syndications, participations and loan sales.

                                                Six Months Ended  Three Months Ended
                                                     June 30,          June 30,
                                               -----------------  ------------------
                                                 1998     1997      1998      1997
                                               --------  ------   --------  -------
                                                      (dollars in millions)
New business volume..........................    $3,700  $2,490     $1,980   $1,540
Securitizations..............................     1,190     510        100      510
Syndications, participations and loan sales..       630     390        470      250


  The following table presents the Company's lending assets and investments by business category and asset type as of June 30, 1998 and December 31, 1997.


                                            Lending Assets and Investments as of
                                                 June 30,       December 31,
                                              ---------------  ----------------
                                               1998    Percent  1997    Percent
                                              -------  ------- -------  -------
By Business Category:                               (dollars in millions)
Asset Based Finance.......................... $ 5,152     40%  $ 4,726     40%
Corporate Finance............................   2,625     21     2,010     17
International Group (1)......................   2,437     19     2,361     20
Real Estate Finance..........................   1,893     15     2,093     18
Project Finance..............................     151      1       144      1
Pre-1990 Portfolio...........................     398      3       492      4
Other........................................     124      1       102      -
                                              -------    ---   -------  -----
  Total lending assets and investments....... $12,780    100%  $11,928    100%
                                              =======    ===   =======  =====

By Asset Type:
Receivables.................................. $11,449     90%  $10,722     90%
Repossessed assets...........................       2      -        14      -
                                              -------    ---   -------  -----
  Total lending assets....................... $11,451     90%  $10,736     90%
Equity and real estate investments...........     589      5       488      4
Debt securities..............................     360      3       311      3
Operating leases.............................     175      1       195      1
International joint ventures.................     205      1       198      2
                                              -------    ---   -------  -----
  Total lending assets and investments....... $12,780    100%  $11,928    100%
                                              =======    ===   =======  =====
  Funds employed (2)......................... $11,516          $10,673
                                              =======          =======
  Average funds employed (2)................. $11,331          $10,081
                                              =======          =======
  Total managed assets (3)................... $12,714          $11,800
                                              =======          =======
  Average managed assets (3)................. $12,439          $10,687
                                              =======          =======

(1) Includes $205 million and $198 million in investments in international joint ventures at June 30, 1998 and December 31, 1997, respectively, representing 2% of total lending assets and investments.

(2) Funds employed include lending assets and investments, less credit balances of factoring clients.

(3) Total managed assets include funds employed, plus receivables previously securitized or sold and currently managed by the Company. Managed assets includes approximately $150 million from the 1997 equipment securitization, in which the Company has not retained any credit risk, and $300 million of loans previously sold which are fully guaranteed by the U.S. Government through the Small Business Administration 7(a) loan program.

     The asset based lending portfolio is comprised of factored accounts receivable, secured working capital finance, equipment loans and leases to end-users, vendor finance program loans and leases, small business loans and loans to leasing companies and timeshare developers. The following provides a breakdown among the Company's various asset based product groups:

                                         Lending Assets and Investments as of
                                               June 30,        December 31,
                                         ------------------  ----------------
                                          1998      Percent   1997    Percent
                                         ------     -------  ------   -------
                                                 (dollars in millions)
Equipment Finance and Leasing..........  $1,453        28%   $1,316       28%
Sales Finance..........................   1,366        27     1,228       26
Business Credit........................   1,063        20     1,025       22
Small Business Lending.................     760        15       766       16
Current Asset Management (1)...........     510        10       391        8
                                         ------       ---    ------    -----
  Total lending assets and investments.  $5,152       100%   $4,726      100%
                                         ======       ===    ======    =====

(1) Reflects the sale of $550 million of factored accounts receivable during 1998 and $500 million of factored accounts receivable during 1997.

     Growth in asset based lending assets and investments of $426 million during the first six months was driven by strong new business volume in the Equipment Finance and Leasing and Sales Finance groups, along with increased seasonal borrowings under existing lines in Current Asset Management. The Company funded approximately $1.4 billion and $1.3 billion of new asset based financings during the first six months of 1998 and 1997, respectively. The Company achieved this level of funding while continuing to maintain strong credit disciplines in its asset based businesses. Small Business Lending assets declined from December 31, 1997 as new business volume was offset by $64 million in loan sales representing the government guaranteed portion of SBA 7(a) loans, and the securitization of $96 million of the unguaranteed portion of SBA 7(a) loans during the second quarter of 1998. The Company retained an investment in this securitization of $14 million as required by the SBA.

     Corporate Finance lending assets and investments grew by $615 million during the first six months of 1998 due to new business volume of over $1.2 billion which exceeded the prior year period by 61%. Asset growth due to this new business volume was partially offset by syndications of $430 million during the first six months of 1998. During the second quarter of 1998, Corporate Finance made a 24% investment in a media lending company. As part of this transaction, they also provided a loan of $98 million which is currently secured by 32 individual loans to media companies with an average transaction size of approximately $5.5 million. This is a strategic investment for Corporate Finance which provides access to certain segments of the media communications industry.

     Real Estate Finance experienced new business volume of approximately $1.1 billion for the first six months and $460 million for the second quarter of 1998, up 117% and 47%, respectively over the prior year periods. This new business volume, mainly in the CMBS area, was offset by a $1.1 billion securitization of CMBS receivables in the first quarter of 1998. The Company did not retain any residual risk in this transaction as all of the commercial mortgage pass-through certificates were sold to third parties on a non-recourse basis. The Company also did not retain any servicing obligations on this portfolio. The Company intends to complete a $1 billion securitization of CMBS receivables during the second half of the year.

     The Pre-1990 Portfolio continued to decline during the quarter as lending assets and investments decreased $94 million or 19% from December 31, 1997. The Pre-1990 Portfolio represents only 3.1% of total lending assets and investments at June 30, 1998.

     Total revenues include interest income, fees and other income from domestic and consolidated international operations, and the Company's share of the net income of its international joint ventures.


                                  Total Revenues
                        For the Six Months Ended June 30,
                       ------------------------------------
                        1998     Percent   1997    Percent
                       -------  ---------  -----  ---------
                              (dollars in millions)
Asset Based Finance..   $ 305         45%  $ 240        41%
Corporate Finance....     121         17     125        21
International Group..     115         17      73        12
Real Estate Finance..     115         17     127        22
Project Finance......      (1)         -       9         2
Pre-1990 Portfolio...      27          4      13         2
                        -----        ---   -----       ---
 Total revenues......   $ 682        100%  $ 587       100%
                        =====        ===   =====       ===

     Total revenues increased $95 million or 16% from the prior year principally reflecting increases in interest income and fees and other income. Asset Based Finance experienced a $45 million increase in interest income primarily resulting from the $426 million increase in lending assets and investments from December 31, 1997. International Group revenues grew by $42 million or 58% over the first six months of 1997 primarily as the result of the consolidation of Factofrance. Real Estate Finance revenues decreased primarily due to the recognition of $24 million of securitization income on the securitization of CMBS receivables during the second quarter of 1997. The increase in Pre-1990 Portfolio revenues reflects higher net investment gains in 1998.

PORTFOLIO QUALITY

     The credit quality of the portfolio continues to reflect the effectiveness of the credit strategies, underwriting and portfolio management and disciplined credit approval process. As of June 30, 1998, nonearning assets were at a 10 year low at $149 million or 1.3% of lending assets. In addition, the Company's allowance for losses of receivables represented 188% of nonearning receivables as of June 30, 1998. The following table presents certain information with respect to the credit quality of the Company's portfolio.


                                                                         June 30,     December 31,
                                                                       ------------   ------------
                                                                           1998           1997
                                                                       ------------   ------------
                                                                         (dollars in millions)
Lending Assets and Investments:
 Receivables.......................................................         $11,449        $10,722
 Repossessed assets................................................               2             14
                                                                            -------        -------
   Total lending assets............................................          11,451         10,736
 Equity and real estate investments................................             589            488
 Debt securities...................................................             360            311
 Operating leases..................................................             175            195
 Investments in international joint ventures.......................             205            198
                                                                            -------        -------
   Total lending assets and investments............................         $12,780        $11,928
                                                                            =======        =======

Nonearning Assets:
 Impaired receivables..............................................         $   147        $   141
 Repossessed assets................................................               2             14
                                                                            -------        -------
   Total nonearning assets.........................................         $   149        $   155
                                                                            =======        =======
 Ratio of nonearning receivables to receivables....................             1.3%           1.3%
                                                                            =======        =======
 Ratio of total nonearning assets to total lending assets..........             1.3%           1.4%
                                                                            =======        =======

Allowances for Losses:
 Allowance for losses of receivables...............................         $   277        $   261
                                                                            =======        =======

Ratio of allowance for losses of receivables to:
 Receivables.......................................................             2.4%           2.4%
                                                                            =======        =======
 Nonearning receivables............................................             188%           185%
                                                                            =======        =======
 Net writedowns (annualized).......................................             8.6x           1.8x
                                                                            =======        =======

Delinquencies:
 Earning loans delinquent 60 days or more..........................         $   172        $   151
                                                                            =======        =======
 Ratio of earning loans delinquent 60 days or more to receivables..             1.5%           1.4%
                                                                            =======        =======



                                                                              For The Six Months
                                                                                Ended June 30,
                                                                                --------------
                                                                             1998           1997
                                                                            -------        -------
Net writedowns of lending assets:                                            (dollars in millions)
 Net writedowns on receivables.....................................         $    16        $    49
 Net writedowns on repossessed assets..............................               -              -
                                                                            -------        -------
   Total net writedowns............................................         $    16        $    49
                                                                            =======        =======

 Ratio of net writedowns to average lending assets (annualized)....             0.3%           1.1%
                                                                            =======        =======

Nonearning Assets. The Company's level of nonearning assets totaled only $149 million or 1.3% of lending assets. Included in nonearning assets are repossessed assets of $2 million at June 30, 1998 and $14 million at December 31, 1997.

Allowance for Losses. The allowance for losses of receivables totaled $277 million or 2.4% of receivables at June 30, 1998, consistent with December 31, 1997. The ratio of allowance for losses of receivables to nonearning receivables totaled 188% at June 30, 1998 and 185% at December 31, 1997.

Loan Modifications. Loans considered troubled debt restructures were $13 million at June 30, 1998, unchanged from December 31, 1997. The Company had $12 million of receivables at June 30, 1998 that were restructured at market rates of interest, written down from the original loan balance and returned to earning status.

Writedowns. Net writedowns were 0.3% of average lending assets for the six months ended June 30, 1998 as compared to 1.1% for the same period in the prior year. Gross writedowns declined to $43 million from $59 million while recoveries were $27 million as compared to $10 million in the first six months of 1998 and 1997, respectively. The recoveries related primarily to the pre-1990 portfolio.

LIQUIDITY AND CAPITAL RESOURCES

    The following table presents information regarding the Company's capital structure.

                                                                       June 30,   December 31,
                                                                         1998         1997
                                                                       --------   ------------
                                                                            (in millions)

     Commercial paper and short-term borrowings.......................  $ 3,470        $ 3,432
     Notes and debentures.............................................    6,359          6,004
                                                                        -------        -------
      Total senior debt...............................................    9,829          9,436
     Minority interest................................................        7             87
     Stockholders' equity.............................................    1,764          1,678
                                                                        -------        -------
      Total capitalization............................................  $11,600        $11,201
                                                                        =======        =======

     Leverage (net of short-term investments).........................      5.5x           5.2x
     Commercial paper and short-term borrowings to total senior debt..       35%            36%

     During the first six months of 1998, the Company's major funding requirements included $3.7 billion of long term loans and leases, $690 million of short term loans and the retirement of $1.0 billion of senior notes. The major sources of funding for these requirements were $171 million of cash flows from operations, loan repayments and investment proceeds of $1.6 billion, the securitization, syndication, participation or sale of $1.8 billion of loans and investments and the issuance of $1.4 billion of senior notes.

     The ratio of commercial paper and short-term borrowings to total senior debt was 35% at June 30, 1998 and 36% at December 31, 1997. Leverage (net of short-term investments) was 5.5x at June 30, 1998 and 5.2x at December 31, 1997. The level of commercial paper and short-term borrowings continue to remain within ranges targeted by the Company.

     The Company has a $3.0 billion credit facility which is comprised of two substantially equal facilities, a 364-day facility, which was renewed in April 1998 and expires April 6, 1999 and a facility expiring April 8, 2002. In addition, at June 30, 1998 the Company had $668 million (U.S. dollar equivalent) in committed foreign bank credit facilities for the consolidated international subsidiaries, and $36 million available under the foreign currency revolving credit facilities. Committed credit and sale facilities from unaffiliated financial institutions represent 106% of outstanding commercial paper and short-term borrowings at June 30, 1998.

Initial Public Offering

     In May 1998, the Company issued 38,525,000 shares of Class A Common Stock in an initial public offering. The net proceeds to the Company were $986 million, $450 million of which was used to repay a $450 million subordinated note issued February 24, 1998 for a previously declared dividend to Fuji America Holdings, Inc. ("FAHI"), a wholly owned subsidiary of The Fuji Bank, Limited, and $533 million was paid as a cash dividend to FAHI. The 51,050,000 Class B Common Shares are held by FAHI. In addition, 495,775 shares of restricted Class A Common Stock were issued to management of the Company in the second quarter.

The holders of Class A Common Stock are entitled to one vote per share and the holders of Class B Common Stock are entitled to three votes per share (except that the outstanding shares of Class B Common Stock may never represent more than 79% of the combined voting power of all outstanding shares of the Company's voting common stock). After the offering and the issuance of shares to management, there are 90,070,775 shares of Common Stock of the Company issued and outstanding resulting in FAHI's ownership of 79% of the voting interest and 57% of the economic interest of the Company's issued and outstanding Common Stock. Prior to May 1998, FAHI owned 100% of the Common Stock of the Company.

     In May 1998, the Company purchased the 21% interest of Fuji Bank in International Group for total cash consideration of $83 million. The Company financed this acquisition through the issuance of senior debt.

Risk Management - Asset/Liability Management

     Derivatives were entered into during the first six months of 1998 to accomplish the Company's risk management objectives, which are to control the overall level of financial risk arising from normal business operations. The Company entered into interest rate swap agreements with aggregate notional amounts of approximately $4.6 billion during the first six months of 1998. In addition, $2.6 billion of interest rate swaps were terminated or matured during the six month period. At June 30, 1998, the Company held $5.1 billion in interest rate swap agreements, $412 million in cross-currency interest rate swap agreements and $3.1 billion of basis swap agreements.

     As of June 30, 1998, the Company held $546 million of forward currency exchange contracts which serve as hedges of translation of its investment in international subsidiaries and joint ventures or effectively hedge the translation of the related foreign currency income. The Company also held $114 million of options which manage foreign exchange exposure.

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

     The Financial Accounting Standards Board ("FASB") also issued Statement of Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement requires segments to be reported based on the way management organizes segments within the Company for making operating decisions and assessing performance. The Company will adopt this statement in its 1998 year end financial statements. As these statements relate to disclosure requirements, neither SFAS No. 130 nor SFAS No. 131 had a material impact on the financial results of the Company.

     In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Post Retirement Benefits," effective for fiscal years beginning after December 31, 1997. SFAS No. 132 revises employer's disclosures about pensions and other post retirement benefit plans but does not change the measurement or recognition of those plans. The Company will adopt this statement in its 1998 year end financial statements.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that companies recognize all derivatives as either assets or liabilities in the statement of financial position at fair value. The statement is effective for fiscal years beginning after June 15, 1999. The Company is assessing the impact that this statement will have on its financial statements.

OTHER DEVELOPMENTS

     The Company recently retained Arthur Andersen's business consulting group to work with the Company to identify and implement measures that will improve its operational efficiency, both by generating additional revenues and by reducing the costs of doing business. As a preliminary step toward achieving the goals of the project, the Company intends to reorganize its domestic operation into five core units: Structured Finance (combining the Corporate Finance, Asset Based and Commercial Funding groups), Real Estate, Leasing Services (combining two equipment leasing groups), Small Business Lending and Current Asset Management. The Company currently anticipates establishing detailed plans for this project by the end of this year with implementation of these plans taking place during 1998 and 1999.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     This Form 10-Q contains, and the documents incorporated by reference herein contain, certain "forward-looking statements" (as defined in Section 21E of the Securities Exchange Act) that are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to, the Company's management. The words "anticipates", "believes", "estimates", "expects", "plans", "intends" and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of the Company or its management and are subject to certain risks, uncertainties and contingencies which could cause the Company's actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements. These risks, uncertainties and contingencies include, but are not limited to, the following: (i) the success or failure of the Company's efforts to implement its business strategy; (ii) effects of economic conditions in the real estate markets, capital markets or certain other markets or industries served by the Company and the performance of borrowers; (iii) changes in the volume of interest-bearing liabilities and the level of interest rates paid on those interest-bearing liabilities; (iv) currency exchange rate fluctuations, economic conditions and competition in international markets, and other international implications; (v) the actions of the Company's competitors and the Company's ability to respond to such actions; (vi) the cost of the Company's capital, which depends in part on the Company's portfolio quality, ratings, prospects and outlook and general market conditions; (vii) the adequacy of the Company's allowance for losses of receivables; (viii) the Company's ability to attract and retain qualified and experienced management, sales and credit personnel; and (ix) changes in governmental regulations, tax rates and similar matters. The Company assumes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Part II.  OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

          The Company has realigned its Board of Directors in anticipation of the addition of two more independent directors. Effective July 17, 1998, the current members of the Company's Board of Directors are as follows:

          Richard Almeida                        Tetsuo Kumon
          Yukihiko Chayama                       Dennis P. Lockhart
          Tsutomu  Hayano                        Masahiro Sawada
          Soichi Hirabayashi                     Kenichiro Tanaka
          Mark Kessel                            Frederick E. Wolfert


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)    Exhibits

          (10.1) Eighth Amendment of Heller Financial, Inc. Executive Deferred
                 Compensation Plan

          (10.2) Fifth Amendment of Heller Financial, Inc. Savings and Profit
                 Sharing Plan

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

     On April 21, 1998, the Company filed with the SEC a Current Report on Form 8-K, dated April 20, 1998, to announce the Company's earnings for the quarter ended June 30, 1998.

     On June 18, 1998, the Company filed with the SEC a Current Report on Form 8-K dated May 22, 1998, in connection with a press release of The Fuji Bank, Limited's financial statements for the fiscal year ended March 31, 1998.

     On July 21, 1998, the Company filed with the SEC a Current Report on Form 8-K, dated July 20, 1998, to announce the Company's earnings for the quarter ended June 30, 1998.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.



                             HELLER FINANCIAL, INC.



                 By:       /s/ Lauralee E. Martin
                    ------------------------------------------

                               Lauralee E. Martin
                          Executive Vice President and
                            Chief Financial Officer



                 By:         /s/ Lawrence G. Hund
                    ------------------------------------------

                                Lawrence G. Hund
                    Executive Vice President, Controller and
                            Chief Accounting Officer



Date: July 27, 1998