Form 10-Q
period 1998-09-30
HELLER FINANCIAL INC
filed 1998-11-16
CIK 46738

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549


                                   FORM 10-Q


(Mark One)
[X]  Quarterly report for the period ended September 30, 1998 pursuant to
     Section 13 or 15(d) of the Securities Exchange Act of 1934

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                         Commission file number 1-6157


                            Heller Financial, Inc.
                            ----------------------
            (Exact name of registrant as specified in its charter)



              Delaware                             36-1208070
----------------------------------------       -------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)

500 W. Monroe Street, Chicago, Illinois               60661
----------------------------------------       -------------------
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

38,696,449 shares of Class A Common Stock, $.25 par value, outstanding at November 16, 1998.
51,050,000 shares of Class B Common Stock, $.25 par value, outstanding at November 16, 1998.
================================================================================
                     Website is:  http://www.hellerfin.com

                         PART I. FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                (in millions, except for information on shares)


                           ASSETS                                         September 30,   December 31,
                                                                              1998           1997
                                                                          -------------  -------------
                                                                          (unaudited)
Cash and cash equivalents................................................  $   486           $   821
Receivables (Note 4)
 Commercial loans
   Term loans............................................................    3,108             2,597
   Revolving loans.......................................................    2,017             1,674
Real estate loans........................................................    2,561             2,238
Factored accounts receivable.............................................    2,802             2,223
Equipment loans and leases...............................................    2,301             1,990
                                                                           -------           -------
     Total receivables...................................................   12,789            10,722
Less: Allowance for losses of receivables (Note 4).......................      312               261
                                                                           -------           -------
     Net receivables.....................................................   12,477            10,461
Equity and real estate investments.......................................      611               488
Debt securities..........................................................      319               311
Operating leases.........................................................      166               195
Investments in international joint ventures..............................      228               198
Other assets.............................................................      485               387
                                                                           -------           -------
     Total assets........................................................  $14,772           $12,861
                                                                           =======           =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Senior debt
 Commercial paper and short-term borrowings..............................  $ 3,847           $ 3,432
 Notes and debentures (Note 5)...........................................    7,192             6,004
                                                                           -------           -------
     Total senior debt...................................................   11,039             9,436
Credit balances of factoring clients.....................................    1,383             1,255
Other payables and accruals..............................................      551               405
                                                                           -------           -------
     Total liabilities...................................................   12,973            11,096
Minority interest........................................................        8                87
Stockholders' equity
  Cumulative Perpetual Senior Preferred Stock, Series A..................      125               125
  Noncumulative Perpetual Senior Preferred Stock, Series B (Note 10).....        -               150
  Noncumulative Perpetual Senior Preferred Stock, Series C (Note 10).....      150                 -
  Class A Common Stock ($.25 Par Value; 500,000,000 shares authorized;
   39,020,775 shares issued and 38,693,781 shares outstanding) (Note 2)..       10                 -
  Class B Common Stock ($.25 Par Value; 300,000,000 shares authorized;
   51,050,000 shares issued and outstanding) (Note 2)....................       13                13
  Additional paid in capital.............................................    1,433               672
  Retained earnings......................................................       78               730
  Treasury stock (326,994 shares) (Note 7)...............................       (9)                -
  Accumulated other comprehensive income (Note 12).......................       (9)              (12)
                                                                           -------           -------
     Total stockholders' equity..........................................    1,791             1,678
                                                                           -------           -------
     Total liabilities and stockholders' equity..........................  $14,772           $12,861
                                                                           =======           =======

     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (in millions, except for per share information)
                                  (unaudited)

                                                      For the Three Months      For the Nine Months
                                                      Ended September 30,       Ended September 30,
                                                      --------------------      --------------------
                                                        1998         1997         1998         1997
                                                      --------    --------      --------     -------

Interest income.....................................     $ 270       $ 233         $ 776       $ 679
Interest expense....................................       161         129           463         376
                                                         -----       -----         -----       -----
  Net interest income...............................       109         104           313         303
Fees and other income...............................        48          53           151         132
Factoring commissions...............................        31          28            90          71
Income of international joint ventures..............         8           8            22          27
                                                         -----       -----         -----       -----
  Operating revenues................................       196         193           576         533
Operating expenses..................................        97          91           290         243
Provision for losses................................        27          48            59         104
                                                         -----       -----         -----       -----
  Income before income taxes and minority interest..        72          54           227         186
Income tax provision................................        25          12            78          57
Minority interest...................................         -           2             3           6
                                                         -----       -----         -----       -----
  Net income........................................     $  47       $  40         $ 146       $ 123
                                                         =====       =====         =====       =====
  Dividends on preferred stock......................     $   5       $   4         $  15       $  10
                                                         =====       =====         =====       =====
  Net income applicable to common stock.............     $  42       $  36         $ 131       $ 113
                                                         =====       =====         =====       =====

  Basic and diluted net income applicable to
   common stock per share (Note 8)..................     $ .47       $ .71         $1.80       $2.21
                                                         =====       =====         =====       =====
  Pro forma basic net income applicable to
   common stock per share (Note 8)..................     $ .47       $ .40         $1.46       $1.26
                                                         =====       =====         =====       =====
  Pro forma diluted net income applicable to
   common stock per share (Note 8)..................     $ .47       $ .40         $1.45       $1.25
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

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED STATEMENTS OF
                        CHANGES IN STOCKHOLDERS' EQUITY
                                 (in millions)
                                  (unaudited)

                                          Noncum.                                          Accum.
                                        Perpetual                                          Other
                             Perpetual  Sr. Pref.                                         Compre-                      Compre-
                             Sr. Pref.    Stock     Class A  Class B  Treasury   Add'l    hensive                      hensive
                               Stock    Series B/C  Common   Common    Stock    Paid In   Income    Retained           Income
                             Series A   (Note 10)    Stock    Stock   (Note 7)  Capital  (Note 12)  Earnings  Total   (Note 12)
                             ---------  ----------  -------  -------  --------  -------  ---------  --------  ------  ---------
BALANCE AT DECEMBER 31,
 1996......................     $125       $ --       $--      $13      $ --    $  675     $ (1)     $ 655    $1,467
Comprehensive Income:
 (Note 12)
Net income.................       --         --        --       --        --        --       --        123       123     $123
   Other comprehensive
    income, net of tax:
    Unrealized gain on
     securities, net of
     tax of $(3)...........       --         --        --       --        --        --       --         --        (7)      (7)
    Foreign currency
     translation
     adjustments, net of
     tax of $(6)...........       --         --        --       --        --        --       --         --      (14)      (14)
                                                                                                                         ----
   Other comprehensive
    income.................       --         --        --       --        --        --      (21)        --       --       (21)
                                                                                                                         ----
Comprehensive income.......       --         --        --       --        --        --       --         --       --      $102
                                                                                                                         ====
Issuance of Noncumulative
 Perpetual Senior
 Preferred Stock, Series B.       --        150        --       --        --        (3)      --         --      147
Preferred stock dividends..       --         --        --       --        --        --       --        (10)     (10)
Common stock dividends.....       --         --        --       --        --        --       --        (42)     (42)
                                ----       ----       ---      ---      ----    ------     ----      ------  ------
BALANCE AT SEPTEMBER 30,
 1997......................     $125       $150       $--      $13      $ --    $  672     $(22)     $ 726   $1,664
                                ====       ====       ===      ===      ====    ======     ====      =====   ======

BALANCE AT DECEMBER 31,
 1997......................     $125       $150       $--      $13      $ --    $  672     $(12)     $ 730   $1,678
Comprehensive Income:
 (Note 12)
   Net income..............       --         --        --       --        --        --       --        146      146      $146
   Other comprehensive
    income, net of tax:
    Unrealized gain on
     securities, net of
     tax of $4.............       --         --        --       --        --        --       --         --        8         8
    Foreign currency
     translation
     adjustments, net of
     tax of $(3)...........       --         --        --       --        --        --       --         --       (5)       (5)
                                                                                                                         ----
   Other comprehensive
    income.................       --         --        --       --        --        --        3         --       --         3
                                                                                                                         ----
Comprehensive income.......       --         --        --       --        --        --       --         --       --      $149
                                                                                                                         ====
Issuance of Class A Common
 Stock.....................       --         --        10       --        --       976       --         --      986
Repurchase of Class A
 Common Stock..............       --         --        --       --        (9)       --       --         --       (9)
Preferred stock dividends..       --         --        --       --        --        --       --        (15)     (15)
Common stock dividends.....       --         --        --       --        --      (215)      --       (783)    (998)
                                ----       ----       ---      ---      -----   ------     ----      -----   ------
BALANCE AT SEPTEMBER 30,
 1998......................     $125       $150       $10      $13      $ (9)   $1,433     $ (9)     $  78   $1,791
                                ====       ====       ===      ===      =====   ======     ====      =====   ======

     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in millions)
                                  (unaudited)

                                                   For the Nine Months Ended
                                                         September 30,
                                                   -------------------------
                                                     1998             1997
                                                   --------         --------
OPERATING ACTIVITIES
  Net income.....................................   $   146          $   123
  Adjustments to reconcile net income to net
  cash provided by operating activities:
   Provision for losses..........................        59              104
   Losses from equity investments................        33               38
   Provision (benefit) for deferred taxes........         5               (6)
   Increase in accounts payable and accrued
    liabilities..................................        18                6
   Undistributed income of international joint
    ventures.....................................       (17)             (19)
   Increase in interest payable..................        33               27
   Other.........................................        17               29
                                                    -------          -------
     Net cash provided by operating activities...       294              302

INVESTING ACTIVITIES
  Long-term loans funded.........................    (5,302)          (3,593)
  Collections of principal.......................     2,276            2,187
  Securitizations, participations, syndications
   and loan sales................................     2,194            1,440
  Net increase in short-term loans and advances
   to factoring clients..........................    (1,168)          (1,376)
  Investment in operating leases.................       (45)            (101)
  Investments in equity interests and other
   investments...................................      (362)            (248)
  Sales of investments and equipment on lease....       290              272
  Factofrance goodwill and noncompetition
   agreement.....................................         -              (96)
  Other..........................................       (27)             (14)
                                                    -------          -------
     Net cash used for investing activities......    (2,144)          (1,529)

FINANCING ACTIVITIES
  Senior note issuances..........................     2,295              969
  Retirement of notes and debentures.............    (1,107)          (1,108)
  Increase in commercial paper and other
   short-term borrowings.........................       415            1,294
  Proceeds from preferred stock issuance.........         -              147
  Net proceeds from common stock issuance........       986                -
  Repurchase of Class A Common Stock for
   executive deferred compensation plan..........        (9)               -
  Net decrease in advances (from)/to affiliates..       (26)              20
  Cash dividends paid on preferred stock.........       (15)             (10)
  Cash dividends paid on common stock............      (998)             (42)
  Other..........................................       (26)              (8)
                                                    -------          -------
     Net cash provided by financing activities...     1,515            1,262
                                                    -------          -------
(Decrease)/increase in cash and cash equivalents.      (335)              35
Cash and cash equivalents at the beginning of
 the period......................................       821              296
                                                    -------          -------
Cash and cash equivalents at the end of the
 period..........................................   $   486          $   331
                                                    =======          =======

     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)

(1) Basis of Presentation

     These consolidated condensed financial statements should be read in conjunction with the audited financial statements and notes included in the annual report on Form 10-K of Heller Financial, Inc. (the "Company") for the year ended December 31, 1997. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in these financial statements and were of a normal, recurring nature. Certain prior year amounts have been reclassified to conform to the current year's presentation.

(2) Initial Public Offering

     In May 1998, the Company issued 38,525,000 shares of Class A Common Stock in an initial public offering (the "offering"). The net proceeds to the Company were $986 million, $450 million of which was used to repay indebtedness of the Company consisting of a $450 million subordinated note to Fuji America Holdings, Inc. ("FAHI"), a wholly owned subsidiary of The Fuji Bank, Limited ("Fuji Bank"), issued February 24, 1998 for a previously declared dividend to FAHI, and $533 million of which was paid as a cash dividend to FAHI. The 51,050,000 outstanding Class B Common Shares are held by FAHI. In addition, 495,775 shares of restricted Class A Common Stock were issued to management of the Company during the second quarter of 1998. The holders of Class A Common Stock are entitled to one vote per share and the holders of Class B Common Stock are entitled to three votes per share (except that the outstanding shares of Class B Common Stock may never represent more than 79% of the combined voting power of all outstanding shares of the Company's voting stock). After the offering and the issuance of shares to management, there were 90,070,775 shares of common stock of the Company issued resulting in FAHI's ownership of 79% of the voting interest and 57% of the economic interest of the Company's issued common stock. Prior to May 1998, FAHI owned 100% of the issued and outstanding common stock of the Company.

     In May 1998, the Company purchased the 21% interest held by Fuji Bank in Heller International Group, Inc. ("International Group") for total cash consideration of $83 million. The Company financed this acquisition through the issuance of senior debt.

(3)  Acquisition of Factofrance

     In April 1997, the Company's subsidiary, International Group, purchased the interest held by its joint venture partner in Factofrance Heller S.A. ("Factofrance").

     The following table presents pro forma combined income statements of the Company and Factofrance and its subsidiaries for the nine months ended September 30, 1998 and 1997. The pro forma combined income statements are presented as if the acquisition had been effective January 1, 1997. The combined historical results of operations of Heller and Factofrance for 1997 have been adjusted to reflect the amortization of goodwill, the amortization of the noncompetition agreement and the costs of financing for the transaction. This information is intended for informational purposes only and is not necessarily indicative of the future results of operations of the Company or of the results of operations of the Company that would have occurred had the acquisition been effective in the periods presented.

                                                       For the Nine Months
                                                       Ended September 30,
                                                          1998      1997
                                                          ----      ----
                                                           (in millions)
Interest income.....................................      $776      $695
Interest expense....................................       463       385
                                                          ----      ----
  Net interest income...............................       313       310
Fees and other income...............................       151       139
Factoring commissions...............................        90        84
Income of international joint ventures..............        22        24
                                                          ----      ----
  Operating revenues................................       576       557
Operating expenses..................................       290       263
Provision for losses................................        59       106
                                                          ----      ----
  Income before income taxes and minority interest..       227       188
Income tax provision................................        78        57
Minority interest...................................         3         7
                                                          ----      ----
  Net income........................................      $146      $124
                                                          ====      ====


(4) Impaired Receivables and Repossessed Assets

     The Company does not recognize interest and fee income on impaired receivables or repossessed assets, both of which are classified as nonearning, as set forth in the following table:

                                                            September 30,   December 31,
                                                                1998           1997
                                                            -------------  -------------
                                                                   (in millions)
Impaired receivables......................................     $157          $141
Repossessed assets........................................        5            14
                                                               ----          ----
  Total nonearning assets.................................     $162          $155
                                                               ====          ====
Ratio of total nonearning assets to total lending assets..      1.3%          1.4%
                                                               ====          ====
Ratio of allowance for losses of receivables to
  nonearning impaired receivables.........................      199%          185%
                                                               ====          ====

     Nonearning assets included $23 million at September 30, 1998 and $19 million at December 31, 1997 for consolidated international subsidiaries.

     The average investment in nonearning impaired receivables was $152 million for the nine months ended September 30, 1998 and $252 million for the nine months ended September 30, 1997.

     Loan Modifications--

     The Company had $13 million of loans that are considered troubled debt restructures at September 30, 1998 and December 31, 1997. The Company also had $13 million of loans that were restructured at a market rate of interest, written down from the original loan balance and returned to earning status at September 30, 1998. The Company is not committed to lend significant additional funds under the restructured agreements.

     Allowance for Losses--

     The change in the allowance for losses of receivables during the nine month period ended September 30, 1998 included an additional provision of $59 million and gross writedowns and recoveries of $70 million and $59 million, respectively. Impaired receivables with identified reserve requirements were $98 million at September 30, 1998 and $62 million at December 31, 1997.

                                                             September 30,  December 31,
                                                                 1998           1997
                                                             -------------  ------------
                                                                    (in millions)

  Identified reserve requirement for impaired receivables..      $  26         $  27
  Additional allowance for losses of receivables...........        286           234
                                                                 -----         -----
     Total allowance for losses of receivables.............      $ 312         $ 261
                                                                 =====         =====


(5)  Senior Debt - Notes and Debentures

     The Company issued and retired the following notes and debentures during the nine months ended September 30, 1998 (excluding unamortized premium and discount):

                                                                    Principal
                                                                     Amount
                                                                    ---------
                                                                  (in millions)
     Issuances:
       Variable rate medium-term notes due on various
         dates ranging from April 13, 1999 to May 18, 2010......     $1,488
       Fixed rate medium-term notes with interest rates
         ranging from 5.75% to 6.25% due on various dates
         ranging from April 13, 2000 to September 23, 2003......        807
                                                                     ------

                                                                     $2,295
                                                                     ======

     Retirements:
       Variable rate medium-term notes due on various
         dates ranging from January 15, 1998 to
         September 29, 1998.....................................     $  562
       Fixed rate medium term notes with interest rates
         ranging from 6.27% to 9.63% due on various dates
         ranging from March 15, 1998 to September 1, 1998.......        545
                                                                     ------
                                                                     $1,107
                                                                     ======

     The Company's major bank credit facility of $3 billion is comprised of two substantially equal facilities, a 364-day facility expiring April 6, 1999 and another facility expiring April 8, 2002. The 364-day facility was renewed in April 1998.

     In July 1998, the Company filed with the Securities and Exchange Commission a shelf registration statement covering the sale of up to $5 billion in debt securities, senior preferred stock and Class A Common Stock.

     In October 1998, the Company entered into an additional 364-day bank credit facility with commitments of $575 million.

(6)  Derivative Financial Instruments Used for Risk Management Purposes

     The Company entered into $5.5 billion of interest rate swaps during the nine months ended September 30, 1998. During this period, $3.3 billion of interest rate swaps were terminated or matured. The interest rate swaps are utilized to modify the interest rate and currency characteristics of the Company's debt and assets to control the overall level of financial risk arising from normal business operations. These instruments had the effect of converting $1.4 billion of fixed rate assets to a variable rate, $550 million of variable rate assets to a fixed rate, $1.1 billion of fixed rate debt to a variable rate, and $2.4 billion of variable rate assets to another variable rate index. At September 30, 1998, the Company held $5.5 billion in interest rate swap agreements, $412 million in cross-currency interest rate swap agreements and $3.0 billion of basis swap agreements.

     The Company also periodically enters into forward contracts or options. The Company held $641 million of forward contracts at September 30, 1998 which serve to hedge its investment in international subsidiaries and joint ventures or to effectively hedge the translation of the related foreign currency income. The Company executed $226 million of options during the first nine months of 1998 to manage foreign exchange exposure.

(7) Treasury Stock

     The Company has an executive deferred compensation plan ("the Plan"), in which certain employees of the Company may elect to defer a portion of their annual compensation on a pre-tax basis. The amount deferred remains an asset of the Company, and is invested in several mutual funds and Class A Common Stock of the Company. The acquisitions of Class A Common Stock of the Company, under this Plan, are reported as treasury stock. At September 30, 1998, 326,994 shares of treasury stock were held by the Company through the Plan.

(8) Basic and Diluted Net Income Per Share and Pro Forma Net Income Per Share

Net income applicable to common stock per share on a basic and diluted basis for the periods indicated is calculated as follows:

                             Quarter Ended September 30,           Nine Months Ended September 30,
                               Basic            Diluted                 Basic            Diluted
                               -----            -------                 -----            -------
                          1998     1997     1998     1997          1998     1997     1998     1997
                         -------  -------  -------  -------       -------  -------  -------  -------
Net income applicable
 to common stock
 (in millions)           $    42  $    36  $    42  $    36       $   131  $   113  $   131  $   113
                         =======  =======  =======  =======       =======  =======  =======  =======

Average equivalent
 shares of common
  stock outstanding
  (in thousands):         89,738   51,050   89,738   51,050        72,618   51,050   72,618   51,050
 Treasury stock                -        -      333        -             -        -      241        -
 Stock options                 -        -        -        -             -        -        5        -
                         -------  -------  -------  -------       -------  -------  -------  -------
 Total average
  equivalent shares       89,738   51,050   90,071   51,050        72,618   51,050   72,864   51,050
                         =======  =======  =======  =======       =======  =======  =======  =======

Net income per share     $   .47  $   .71  $   .47  $   .71       $  1.80  $  2.21  $  1.80  $  2.21
                         =======  =======  =======  =======       =======  =======  =======  =======


     The table below identifies the pro forma net income applicable to common stock per share on a basic and diluted basis. Pro forma basic net income applicable to common stock per share is computed based on net income applicable to common stock divided by the average number of shares outstanding after the Company's initial public offering. Pro forma diluted net income applicable to common stock per share is computed based on net income applicable to common stock divided by the average number of shares outstanding after the offering, plus any shares held as treasury stock and the dilutive effect of the stock options as if they had been outstanding since the beginning of the period.


                             Quarter Ended September 30,           Nine Months Ended September 30,
                               Basic            Diluted                 Basic            Diluted
                               -----            -------                 -----            -------
                          1998     1997     1998     1997           1998     1997     1998     1997
                         -------  -------  -------  -------        -------  -------  -------  -------
Net income applicable
 to common stock
 (in millions)           $    42  $    36  $    42  $    36        $   131  $   113  $   131  $   113
                         =======  =======  =======  =======        =======  =======  =======  =======
Pro forma shares
 (in thousands):
 Shares of common
  stock outstanding       89,744   89,744   89,744   89,744         89,702   89,702   89,702   89,702
 Treasury stock                -        -      327      327              -        -      369      369
 Stock options                 -        -        -        -              -        -       17       17
                         -------  -------  -------  -------        -------  -------  -------  -------
 Total pro forma
  shares                  89,744   89,744   90,071   90,071         89,702   89,702   90,088   90,088
                         =======  =======  =======  =======        =======  =======  =======  =======
Net income per share     $   .47  $   .40  $   .47  $   .40        $  1.46  $  1.26  $  1.45  $  1.25
                         =======  =======  =======  =======        =======  =======  =======  =======

(9) Statement of Cash Flows

     Noncash investing activities which occurred during the nine month period ended September 30, 1998 included $4 million of receivables which were classified as repossessed assets. For the nine month period ended September 30, 1998, the Company paid income taxes of $30 million. For the nine month period ended September 30, 1997, the Company paid $32 million to its former parent, Heller International Corporation, for the payment of income taxes.


(10) Noncumulative Perpetual Senior Preferred Stock

     Effective January 1998, the Company exchanged 6.687% Fixed Rate Noncumulative Perpetual Senior Preferred Stock, Series C ("Series C Preferred Stock") for all formerly outstanding 6.687% Noncumulative Perpetual Senior Preferred Stock, Series B. The Series C Preferred Stock is not redeemable prior to August 15, 2007. On or after such date, the Series C Preferred Stock will be redeemable at the option of the Company, in whole or in part, at a redemption price of $100 per share, plus any accrued and unpaid dividends.


(11) Subsequent Events

     On October 12, 1998, the Company executed purchase agreements to acquire the U.S. assets of the Dealer Products Group of Dana Commercial Credit Corporation ("DCC") and the stock of DCC's international subsidiaries. The U.S. and international divisions of the Dealer Products Group of DCC provide lease financing to commercial enterprises primarily for the acquisition of computer and telecom equipment. The total assets of the entire Dealer Products Group acquired are approximately $625 million. Closing on the transaction is expected in the fourth quarter of 1998 following approval by certain foreign regulatory agencies and certain other third parties. This acquisition will be accounted for under the purchase method of accounting. The Company plans to finance the acquisition using a combination of the Company's cash and short-term investments, over $300 million of undrawn liquidity from its factoring conduit facility and the issuance of additional debt and preferred stock.

     On October 16, 1998, the Company declared a quarterly dividend of $0.09 on each outstanding share of its Class A Common Stock and Class B Common Stock, payable on November 16, 1998 to the holders of record thereof on October 30, 1998. The Company also declared quarterly dividends of $0.5078125 and $1.67175 on each outstanding share of the Cumulative Perpetual Senior Preferred Stock, Series A, and Fixed Rate Noncumulative Perpetual Senior Preferred Stock, Series C, respectively, payable on November 16, 1998 to the holders of record thereof on October 30, 1998.

     During the third quarter, the CMBS securitization market experienced considerable volatility resulting in the Company's decision to retain CMBS receivables on its balance sheet, given the lack of liquidity and significantly wider credit spreads for securities issued. Subsequent to September 30, 1998, the CMBS securitization market improved, and the Company decided to sell these assets which resulted in the reclassification of approximately $900 million of CMBS receivables to "held for sale." The reclassification at market value in the fourth quarter of 1998, generated a writedown of $40 million through the Company's allowance for losses of receivables. On November 12, 1998, the Company executed a securitization and sold these assets.

(12) Accounting Developments

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized. The Company has chosen to disclose comprehensive income, which encompasses net income, foreign currency translation adjustments and unrealized gains and losses on securities, in the Consolidated Statement of Changes in Stockholders' Equity. Prior years have been restated to conform to the SFAS No. 130 requirements.

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

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that companies recognize all derivatives as either assets or liabilities in the statement of financial position at fair value. The statement is effective for fiscal years beginning after September 15, 1999. The Company is assessing the impact of this statement and will adopt it in its 2000 interim financial statements.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview. Net income for the nine months ended September 30, 1998 totaled $146 million, an increase of $23 million or 19% over the first nine months of 1997, while net income for the third quarter of 1998 totaled $47 million compared to $40 million for the third quarter of 1997, an increase of 18%. Net income applicable to common stock was $131 million for the nine months ended September 30, 1998, representing an increase of 16% from $113 million for the nine months ended September 30, 1997. Net income applicable to common stock totaled $42 million for the quarter ended September 30, 1998, an increase of $6 million or 17% over the third quarter of 1997.

     Growth in earnings for the nine months and the third quarter was the result of increased new business financing and factoring volume as well as continued strong credit quality. New business financing volume totaled $5.7 billion year to date and $2.0 billion for the third quarter of 1998, increases of 42% and 35%, respectively over the prior year periods. Factoring volume increased 47% for the first nine months and 20% for the third quarter over the same periods in the prior year. The Company continued to show strong credit quality with net writedowns of only $11 million for the first nine months of 1998 compared with $90 million for the same period in 1997. Nonearning assets of $162 million represent only 1.3% of total lending assets at September 30, 1998, compared to $238 million or 2.3% at September 30, 1997.

     As previously reported, the Company increased its ownership of Factofrance in April 1997. The Company's results for the first nine months of 1998 include Factofrance on a consolidated basis for the entire period, while the 1997 results include Factofrance on a consolidated basis for the second and third quarters only. Including Factofrance's results on a consolidated basis for an additional quarter in 1998 had the effect of increasing operating revenues, operating expenses and factoring commissions by $27 million, $21 million and $14 million, respectively, and decreasing income of international joint ventures by $3 million.

Operating Revenues. The following tables summarize the Company's operating revenues, as a percentage of average funds employed, for the nine months and quarters ended September 30, 1998 and 1997:

                                                 For the Nine Months Ended
                                                       September 30,
                                           --------------------------------------
                                            1998   Percent    1997     Percent
                                           Amount   of AFE   Amount     of AFE
                                           ------  --------  ------  ------------
                                                 (annualized)        (annualized)
                                                   (dollars in millions)
Net interest income......................   $ 313      3.6%   $ 303      4.1%
Non-interest income:
 Fees and other income...................     151      1.7      132      1.8
 Factoring commissions...................      90      1.0       71       .9
 Income of international joint ventures..      22       .3       27       .4
                                            -----      ---    -----      ---
   Total operating revenues..............   $ 576      6.6%   $ 533      7.2%
                                            =====      ===    =====      ===

                                                 For the Three Months Ended
                                                       September 30,
                                           --------------------------------------
                                            1998   Percent    1997     Percent
                                           Amount   of AFE   Amount     of AFE
                                           ------  --------  ------  ------------
                                                 (annualized)        (annualized)
                                                   (dollars in millions)
Net interest income......................   $ 109      3.5%   $ 104          4.1%
Non-interest income:
 Fees and other income...................      48      1.6       53          2.0
 Factoring commissions...................      31      1.0       28          1.1
 Income of international joint ventures..       8       .3        8           .3
                                            -----      ---    -----          ---
   Total operating revenues..............   $ 196      6.4%   $ 193          7.5%
                                            =====      ===    =====          ===

     Operating revenues for the nine months ended September 30, 1998 totaled $576 million, an increase of 8% over the prior year period. This increase is driven primarily by increases in net interest income, fees and other income and factoring commissions. Operating revenues for the third quarter of 1998 totaled $196 million, an increase of 2% over the third quarter of 1997 due to an increase in net interest income and factoring commissions.

Net Interest Income: Net interest income totaled $313 million and $109 million for the nine months and quarter ended September 30, 1998, up 3% and 5% from $303 million and $104 million for the same periods in 1997. The increases in net interest income are primarily attributable to an increase in AFE driven by year to date record new business financing volume. Net interest income as a percentage of AFE decreased to 3.6% and 3.5% for the nine months and quarter ended September 30, 1998 compared to 4.1% for the same prior year periods. These decreases reflect the impact of competitive market pricing pressures in certain product categories and the impact of higher levels of CMBS receivables which have a significantly lower net interest margin than other receivables of the Company. The lower yielding CMBS portfolio decreased the Company's total net interest margin by approximately 0.3% and 0.4%, respectively, for the nine months and quarter ended September 30, 1998.

Non-Interest Income: The following tables summarize the Company's non-interest income for the nine and three months ended September 30, 1998 and 1997:


                                          For the Nine Months
                                          Ended September 30,  Increase/(Decrease)
                                          -------------------  --------------------
                                            1998       1997     Amount     Percent
                                          ---------  --------  ---------  ---------
                                          (dollars in millions)
Factoring commissions...................      $  90     $  71      $ 19         27%
Income of international joint ventures..         22        27        (5)       (19)
Fees and other income:
 Fee income and other (1)...............         98        73        25         34
 Net investment gains...................         38        33         5         15
 Securitization income..................         15        26       (11)       (42)
                                              -----     -----      ----        ---
   Total fees and other income..........      $ 151     $ 132      $ 19         14%
                                              =====     =====      ====        ===
   Total non-interest income............      $ 263     $ 230      $ 33         14%
                                              =====     =====      ====        ===

                                          For the Three Months
                                          Ended September 30,   Increase/(Decrease)
                                          -----------------------------------------
                                            1998       1997      Amount    Percent
                                          --------   --------   --------  ---------
                                          (dollars in millions)
Factoring commissions...................    $  31     $  28       $  3        11%
Income of international joint ventures..        8         8          -         -
Fees and other income:
 Fee income and other (1)...............       33        25          8        32
 Net investment gains...................       15        26        (11)      (42)
 Securitization income..................        -         2         (2)     (100)
                                            -----     -----       ----      ----
   Total fees and other income..........    $  48     $  53       $ (5)       (9)%
                                            =====     =====       ====      ====
   Total non-interest income............    $  87     $  89       $ (2)       (2)%
                                            =====     =====       ====      ====

(1) Fee income and other consists primarily of loan servicing income, real estate participation income, late fees, prepayment fees, other miscellaneous fees and gains on asset sales.

     Factoring commissions for the nine months ended September 30, 1998 increased $19 million or 27% over the prior year period due to the impact of the Factofrance consolidation for nine months in 1998 versus six months in 1997 as well as growth in both domestic and international factoring volumes. For the third quarter of 1998, factoring commissions increased $3 million or 11% over 1997 due to a 20% increase in factoring volume, partially offset by lower factoring commission rates.

     Income of international joint ventures decreased $5 million or 19% for the nine months ended September 30, 1998 compared to the same period in 1997 due primarily to the consolidation of Factofrance and modest decreases in income from Asian and Latin American joint ventures.

     Fees and other income totaled $151 million and increased $19 million or 14% for the first nine months of 1998, compared to the same period in 1997. The increase in the year to date results is due to increases in both fee income and other and net investment gains, offset by lower securitization income related to CMBS securitization activity. Fee income and other for the first nine months of 1998 increased in comparison to 1997 as the Company recognized higher income on asset sales in Small Business Lending and Real Estate Finance, and larger prepayment fees in Project Finance. Fees and other income for the third quarter of 1998 decreased by $5 million as lower investment gains were only partially offset by an increase in fee income and other due to higher prepayment fees and residual income as compared to the third quarter of 1997.

Operating Expenses. The following tables summarize the Company's operating expenses for the nine and three months ended September 30, 1998 and 1997.

                                                               For the Nine Months
                                                               Ended September 30,   Increase/(Decrease)
                                                              ------------------------------------------
                                                                 1998       1997      Amount    Percent
                                                              ----------  ---------  --------  ---------
                                                              (dollars in millions)
Salaries and other compensation.............................      $ 169      $ 152     $17        11%
General and administrative expenses.........................        121         91      30        33
                                                                  -----      -----     ---        --
       Total operating expenses.............................      $ 290      $ 243     $47        19%
                                                                  =====      =====     ===        ==
       Total operating expenses as a percentage of Average
             Managed Assets (annualized)....................        3.0%       3.1%


                                                              For the Three Months
                                                               Ended September 30,   Increase/(Decrease)
                                                              ---------------------  -------------------
                                                                 1998       1997      Amount     Percent
                                                              ----------  ---------  ---------  ---------
                                                              (dollars in millions)
Salaries and other compensation.............................      $  54      $  56        $(2)        (4)%
General and administrative expenses.........................         43         35          8         23
                                                                  -----      -----        ---        ---
       Total operating expenses.............................      $  97      $  91        $ 6          7%
                                                                  =====      =====        ===        ===
       Total operating expenses as a percentage of Average
             Managed Assets (annualized)....................        2.9%       3.3%

     Year to date operating expenses, excluding the impact of the Factofrance consolidation, increased by $26 million or 11% over the first nine months of 1997. Operating expenses for the third quarter of 1998 increased by $6 million or 7% over the third quarter of 1997. These increases are primarily due to investment in lower risk businesses, increased information technology expenses including amounts associated with year 2000 compliance efforts and investment in Heller's national brand building marketing campaign ("Straight Talk, Smart
Deals").   Operating expenses as a percentage of averaged managed assets decreased to 3.0% and 2.9% for the nine months and quarter ended September 30, 1998, from 3.1% and 3.3% for the same prior year periods, reflecting improved leveraging of the Company's cost base.

Allowance for Losses. The following tables summarize the changes in the Company's allowance for losses of receivables, including the Company's provision for losses of receivables, for the nine and three months ended September 30, 1998 and 1997.

                                              For the Nine Months
                                              Ended September 30,   Increase/(Decrease)
                                             ---------------------  -------------------
                                                1998       1997      Amount     Percent
                                             ----------  ---------  ---------  ---------
                                             (dollars in millions)
Balance at beginning of period.............      $ 261      $ 225       $ 36         16%
 Provision for losses......................         59        104        (45)       (43)
 Writedowns................................        (70)      (103)       (33)       (32)
 Recoveries................................         59         13         46        354
 Factofrance consolidation at acquisition..          -         18        (18)      (100)
 Other.....................................          3         (2)         5        250
                                                 -----      -----       ----       ----
Balance at end of period...................      $ 312      $ 255       $ 57         22%
                                                 =====      =====       ====       ====

                                             For the Three Months
                                             Ended September 30,     Increase/(Decrease)
                                             --------------------    -------------------
                                                1998       1997       Amount    Percent
                                             ----------  --------    --------   --------
                                             (dollars in millions)
Balance at beginning of period.............      $ 277      $ 250       $ 27         11%
 Provision for losses......................         27         48        (21)       (44)
 Writedowns................................        (28)       (44)       (16)       (36)
 Recoveries................................         33          3         30       1000
 Other.....................................          3         (2)         5        250
                                                 -----      -----       ----       ----
Balance at end of period...................      $ 312      $ 255       $ 57         22%
                                                 =====      =====       ====       ====

     The Company continued to show strong credit quality through the third quarter of 1998, resulting in a reduction in the provision for losses of $45 million or 43% for the first nine months of 1998 as compared to 1997. The provision for losses for the third quarter decreased $21 million or 44% over the same period in 1997. Net writedowns for the first nine months of 1998 totaled only $11 million or 0.1% of average lending assets compared to $90 million or 1.3% for the same period in 1997. The Company recorded gross writedowns of $70 million and $28 million for the nine months and quarter ended September 30, 1998 compared to $103 million and $44 million for the same prior year periods reflecting the continued strengthening of asset quality and reduction of the pre-1990 portfolio. Gross recoveries for the nine months and quarter ended September 30, 1998 totaled $59 million and $33 million compared to $13 million and $3 million for the same prior year periods. Of the total recoveries recorded in the third quarter of 1998, $20 million related to one pre-1990 credit.

Income Taxes. The Company's effective tax rate was 34% and 35% for the nine months and quarter ended September 30, 1998. The effective tax rate for 1998 remained below federal and state combined statutory rates due to the effect of earnings from international joint ventures and the use of foreign tax credits.

LENDING ASSETS AND INVESTMENTS

     Growth in new business volume for the first nine months and third quarter of 1998 increased 42% and 35% over the same periods in 1997. Particularly strong volume increases were achieved in Corporate Finance and the Real Estate CMBS product along with modest growth in Sales Finance and Small Business Lending. New business volume for the first nine months of 1998 was partially offset by securitizations, syndications, participations and loan sales, as detailed in the following table:

                                               Nine Months Ended  Three Months Ended
                                                 September 30,      September 30,
                                               -----------------  ------------------
                                                 1998     1997      1998      1997
                                               --------  -------  --------  --------
                                                       (dollars in millions)
New business volume..........................    $5,709   $4,010    $2,009    $1,490
Securitizations..............................     1,190      770         -       260
Syndications, participations and loan sales..     1,004      670       374       280

     The following table presents the Company's lending assets and investments by business category and asset type as of September 30, 1998 and December 31, 1997.

                                       Lending Assets and Investments as of
                                          September 30,     December 31,
                                         ----------------  ---------------
                                           1998    Percent  1997    Percent
                                         --------  ------- -------  -------
By Business Category:                           (dollars in millions)
Asset Based Finance....................   $ 5,553     39%  $ 4,726     40%
Corporate Finance......................     2,889     21     2,010     17
Real Estate Finance....................     2,565     18     2,093     18
International Group (1)................     2,532     18     2,361     20
Project Finance........................       128      1       144      1
Pre-1990 Portfolio.....................       295      2       492      4
Other..................................       156      1       102      -
                                          -------    ---   -------  -----
 Total lending assets and investments..   $14,118    100%  $11,928    100%
                                          =======    ===   =======  =====
By Asset Type:
Receivables............................   $12,789     91%  $10,722     90%
Repossessed assets.....................         5      -        14      -
                                          -------    ---   -------   ----
 Total lending assets..................   $12,794     91%  $10,736     90%
Equity and real estate investments.....       611      4       488      4
Debt securities........................       319      2       311      3
Operating leases.......................       166      1       195      1
International joint ventures...........       228      2       198      2
                                          -------    ---   -------  -----
 Total lending assets and investments..   $14,118    100%  $11,928    100%
                                          =======    ===   =======  =====
 Funds employed (2)....................   $12,735          $10,673
                                          =======          =======
 Average funds employed (2)............   $11,623          $10,081
                                          =======          =======
 Total managed assets (3)..............   $13,594          $11,800
                                          =======          =======
 Average managed assets (3)............   $12,739          $10,687
                                          =======          =======

(1) Includes $228 million and $198 million in investments in international joint ventures at September 30, 1998 and December 31, 1997, respectively, representing 2% of total lending assets and investments.
(2) Funds employed include lending assets and investments, less credit balances of factoring clients.
(3) Total managed assets include funds employed, plus receivables previously sold or securitized and currently managed by the Company. At September 30, 1998, managed assets include approximately $140 million from the 1997 equipment securitization in which the Company has not retained any credit risk, $390 million of loans previously sold or securitized which are fully guaranteed by the U.S. Government through the Small Business Administration 7(a) loan program and $237 million of factored accounts receivable sold.

     The asset based lending portfolio is comprised of factored accounts receivable, secured working capital finance, equipment loans and leases to end-users, vendor finance program loans and leases, small business loans and loans to leasing companies and timeshare developers. The following provides a breakdown among the Company's various asset based product groups:

                                      Lending Assets and Investments as of
                                          September 30,    December 31,
                                         ---------------  ---------------
                                          1998    Percent  1997    Percent
                                         -------  ------- -------  -------
                                                (dollars in millions)
Equipment Finance and Leasing..........   $1,459     26%   $1,316     28%
Sales Finance..........................    1,324     24     1,228     26
Business Credit........................    1,027     18     1,025     22
Current Asset Management (1)...........      877     16       391      8
Small Business Lending.................      866     16       766     16
                                          ------    ---    ------  -----
 Total lending assets and investments..   $5,553    100%   $4,726    100%
                                          ======    ===    ======  =====

(1) Reflects the sale of $237 million of factored accounts receivable at September 30, 1998 and $500 million of factored accounts receivable at December 31, 1997.

     Growth in asset based lending assets and investments of $827 million during the first nine months was driven by strong new business volume in the Equipment Finance and Leasing, Sales Finance, and Small Business Lending Groups, along with increased seasonal borrowings under existing lines in Current Asset Management. The Company funded approximately $2.0 billion of new asset based financings during the first nine months of 1998 and 1997. The Company achieved this level of funding while continuing to maintain strong credit disciplines in its asset based businesses. Small Business Lending asset growth during the nine months ended September 30, 1998 was partially offset by $64 million in loan sales primarily representing the government guaranteed portion of SBA 7(a) loans, and the securitization of $96 million of the unguaranteed portion of SBA 7(a) loans during the second quarter of 1998. The Company retained an investment in this securitization of $14 million as required by the SBA.

     Corporate Finance lending assets and investments grew by $879 million during the first nine months of 1998 due to strong new business volume of $1.8 billion compared to $1.1 billion for the same period in the prior year, an increase of 64%. Asset growth due to this new business volume was partially offset by syndications of $716 million during the first nine months of 1998. During the second quarter of 1998, Corporate Finance made an investment in a media lending company. At September 30, 1998, the Company's investment represents a 23% interest. As part of this transaction, the Company has a loan of $87 million which is currently secured by 34 individual loans to media companies with an average commitment size of approximately $6.8 million at September 30, 1998. This is a strategic investment for Corporate Finance, which provides access to certain segments of the media communications industry.

     Real Estate Finance experienced strong new business volume of approximately $1.9 billion for the first nine months of 1998 up 94% over the prior year period. This new business volume, mainly in the CMBS area, was partially offset by a $1.1 billion securitization of CMBS receivables in the first quarter of 1998. The Company did not retain any residual risk in this transaction as all of the commercial mortgage pass-through certificates were sold to third parties on a non-recourse basis. The Company also did not retain any servicing obligations on this portfolio. CMBS receivables total $1.4 billion at September 30, 1998 or 55% of the Company's real estate assets.

     During the third quarter, the CMBS securitization market experienced considerable volatility resulting in the Company's decision to retain CMBS receivables on its balance sheet, given the lack of liquidity and significantly wider credit spreads for securities issued. Subsequent to September 30, 1998, the CMBS securitization market improved, and the Company decided to sell these assets which resulted in the reclassification of appproximately $900 million of CMBS receivables to "held for sale." The reclassification at market value in the fourth quarter of 1998, generated a writedown of $40 million through the Company's allowance for losses of receivables. On November 12, 1998, the Company executed a securitization and sold these assets.

     The pre-1990 portfolio continued to decline as lending assets and investments decreased $197 million or 40% from December 31, 1997. The pre-1990 portfolio represents only 2% of total lending assets and investments at September 30, 1998.

     Total revenues, as detailed in the following table, include interest income, factoring commissions, fees and other income from domestic and consolidated international operations, and the Company's share of the net income of its international joint ventures.

                                    Total Revenues
                        For the Nine Months Ended September 30,
                       -----------------------------------------
                         1998      Percent     1997    Percent
                       ---------  ----------  ------  ----------
                                 (dollars in millions)
Asset Based Finance..     $  444         43%   $ 369         41%
Corporate Finance....        200         19      182         20
Real Estate Finance..        179         17      185         20
International Group..        176         17      124         14
Project Finance......          8          1       13          1
Pre-1990 Portfolio...         32          3       36          4
                          ------        ---    -----        ---
 Total revenues......     $1,039        100%   $ 909        100%
                          ======        ===    =====        ===

     Total revenues, exceeding $1 billion year to date, increased $130 million or 14% from the prior year, principally reflecting increases in interest income, factoring commissions and fees and other income. Asset Based Finance and Corporate Finance experienced increases in interest income of $60 million and $18 million, respectively, resulting primarily from the increase in lending assets and investments. International Group revenues grew by $52 million or 42% over the first nine months of 1997. This increase was the result of the consolidation of Factofrance for nine months in 1998 versus six months in 1997, continued growth in factoring volume and a modest increase in lending assets and investments of $171 million or 7.2%, which resulted in higher net interest income. Real Estate Finance revenues decreased primarily due to the recognition of lower securitization income in 1998.

PORTFOLIO QUALITY

     The credit quality of the portfolio continues to reflect the effectiveness of the Company's credit strategies, underwriting and portfolio management and disciplined credit approval process. Nonearning assets declined to 1.3% of lending assets at September 30, 1998 from 1.4% at December 31, 1997. In addition, the Company's allowance for losses of receivables remained at 2.4% and represented 199% of nonearning receivables as of September 30, 1998. The following table presents certain information with respect to the credit quality of the Company's portfolio:


                                                                      September 30,   December 31,
                                                                      -------------   ------------
                                                                          1998            1997
                                                                      -------------   ------------
                                                                         (dollars in millions)
Lending Assets and Investments:
  Receivables.......................................................        $12,789        $10,722
  Repossessed assets................................................              5             14
                                                                            -------        -------
     Total lending assets...........................................         12,794         10,736
  Equity and real estate investments................................            611            488
  Debt securities...................................................            319            311
  Operating leases..................................................            166            195
  Investments in international joint ventures.......................            228            198
                                                                            -------        -------
     Total lending assets and investments...........................        $14,118        $11,928
                                                                            =======        =======

Nonearning Assets:
  Impaired receivables..............................................        $   157        $   141
  Repossessed assets................................................              5             14
                                                                            -------        -------
     Total nonearning assets........................................        $   162        $   155
                                                                            =======        =======
  Ratio of nonearning receivables to receivables....................            1.2%           1.3%
                                                                            =======        =======
  Ratio of total nonearning assets to total lending assets..........            1.3%           1.4%
                                                                            =======        =======

Allowances for Losses:
  Allowance for losses of receivables...............................        $   312        $   261
                                                                            =======        =======

Ratio of allowance for losses of receivables to:
  Receivables.......................................................            2.4%           2.4%
                                                                            =======        =======
  Nonearning receivables............................................            199%           185%
                                                                            =======        =======

Delinquencies:
  Earning loans delinquent 60 days or more..........................        $   197        $   151
                                                                            =======        =======
  Ratio of earning loans delinquent 60 days or more to receivables..            1.5%           1.4%
                                                                            =======        =======

                                                                              For The Nine Months
                                                                              Ended September 30,
                                                                            -----------------------
                                                                             1998            1997
                                                                            -------        --------
Net writedowns of lending assets:                                            (dollars in millions)
  Net writedowns on receivables.....................................        $    11        $    89
  Net writedowns on repossessed assets..............................              -              1
                                                                            -------        -------
     Total net writedowns...........................................        $    11        $    90
                                                                            =======        =======

  Ratio of net writedowns to average lending assets (annualized)....            0.1%           1.3%
                                                                            =======        =======

Nonearning Assets. The Company's level of nonearning assets remained low at $162 million at September 30, 1998, compared with $155 million at December 31, 1997. The level of nonearning assets as a percentage of receivables of 1.3% at September 30, 1998 represents a slight decrease from 1.4% as of December 31, 1997 and remains favorable to the Company's targeted level.

Allowance for Losses. The allowance for losses of receivables totaled $312 million or 2.4% of receivables at September 30, 1998, consistent with 2.4% at December 31, 1997. The ratio of allowance for losses of receivables to nonearning receivables totaled 199% at September 30, 1998 and 185% at December 31, 1997. As previously discussed, during the fourth quarter of 1998, the Company reclassified approximately $900 million of CMBS receivables to "held for sale," and recorded a writedown of $40 million through the Company's allowance for losses of receivables.

Loan Modifications. Loans considered troubled debt restructures were $13 million at September 30, 1998, unchanged from December 31, 1997. The Company also had $13 million of receivables at September 30, 1998 that were restructured at market rates of interest, written down from the original loan balance and returned to earning status.

Writedowns. Net writedowns were very low at 0.1% of average lending assets for the nine months ended September 30, 1998 as compared to 1.3% for the same period in the prior year. Gross writedowns declined to $70 million from $103 million while recoveries were $59 million as compared to $13 million in the first nine months of 1998 and 1997, respectively. The recoveries related primarily to the pre-1990 portfolio and included a $20 million recovery on one pre-1990 account during the third quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

  The following table presents information regarding the Company's capital structure:

                                                                     September 30,   December 31,
                                                                         1998            1997
                                                                     -------------   ------------
                                                                            (in millions)
  Commercial paper and short-term borrowings.......................        $ 3,847        $ 3,432
  Notes and debentures.............................................          7,192          6,004
                                                                           -------        -------
     Total senior debt.............................................         11,039          9,436
  Minority interest................................................              8             87
  Stockholders' equity.............................................          1,791          1,678
                                                                           -------        -------
     Total capitalization..........................................        $12,838        $11,201
                                                                           =======        =======

  Leverage (net of short-term investments).........................            6.0x           5.2x
  Commercial paper and short-term borrowings to total senior debt..             35%            36%

     During the first nine months of 1998, the Company funded $5.7 billion of long-term loans, leases and investments and $1.2 billion of short-term loans. Approximately two-thirds of this business activity was financed by portfolio liquidity in the form of collections of principal of $2.3 billion and securitizations, loan sales and sales of investments and equipment on lease of $2.5 billion. The remaining new business volume, as well as the retirement of $1.1 billion of senior notes, was financed by $294 million of cash flow provided by operations, the issuance of $2.3 billion of senior notes, a net increase in short-term debt of $415 million and a reduction of $335 million in the cash balance from the high level at the beginning of the year.

     The ratio of commercial paper and short-term borrowings to total senior debt was 35% at September 30, 1998 and 36% at December 31, 1997. Leverage (net of short-term investments) was 6.0x at September 30, 1998 and 5.2x at December 31, 1997. The level of commercial paper and short-term borrowings continues to remain within ranges targeted by the Company. The current level of leverage is at the higher end of the Company's target range and the Company does not anticipate that it will exceed this level through the end of the year.

     The Company has a $3 billion credit facility which is comprised of two substantially equal facilities, a 364-day facility, which was renewed in April 1998 and expires April 6, 1999 and another facility expiring April 8, 2002. In addition, at September 30, 1998 the Company had $658 million (U.S. dollar equivalent) in committed foreign bank credit facilities for the consolidated international subsidiaries, and $36 million available under foreign currency revolving credit facilities. Committed credit and sale facilities represent 104% of outstanding commercial paper and short-term borrowings at September 30, 1998.

     In October 1998, the Company entered into an additional 364-day bank credit facility with commitments of $575 million.

Initial Public Offering

     In May 1998, the Company issued 38,525,000 shares of Class A Common Stock in an initial public offering (the "offering"). The net proceeds to the Company were $986 million, $450 million of which was used to repay indebtedness of the Company consisting of a $450 million subordinated note to Fuji America Holdings, Inc. ("FAHI"), a wholly owned subsidiary of The Fuji Bank, Limited ("Fuji Bank"), issued February 24, 1998 for a previously declared dividend to FAHI, and $533 million of which was paid as a cash dividend to FAHI. The 51,050,000 outstanding Class B Common Shares are held by FAHI. In addition, 495,775 shares of restricted Class A Common Stock were issued to management of the Company during the second quarter of 1998. The holders of Class A Common Stock are entitled to one vote per share and the holders of Class B Common Stock are entitled to three votes per share (except that the outstanding shares of Class B Common Stock may never represent more than 79% of the combined voting power of all outstanding shares of the Company's voting stock). After the offering and the issuance of shares to management, there were 90,070,775 shares of common stock of the Company issued resulting in FAHI's ownership of 79% of the voting interest and 57% of the economic interest of the Company's issued common stock. Prior to May 1998, FAHI owned 100% of the issued and outstanding common stock of the Company.

     In May 1998, the Company purchased the 21% interest held by Fuji Bank in International Group for total cash consideration of $83 million. The Company financed this acquisition through the issuance of senior debt.

Risk Management - Asset/Liability Management

     Derivatives were entered into during the first nine months of 1998 to accomplish the Company's risk management objectives, which are to control the overall level of financial risk arising from normal business operations. The Company entered into interest rate swap agreements with aggregate notional amounts of approximately $5.5 billion during the first nine months of 1998. In addition, $3.3 billion of interest rate swaps were terminated or matured during the nine month period. At September 30, 1998, the Company held $5.5 billion in interest rate swap agreements, $412 million in cross-currency interest rate swap agreements and $3.0 billion of basis swap agreements.

     As of September 30, 1998, the Company held $641 million of forward currency exchange contracts which serve to effectively hedge the translation of its investment in international subsidiaries and joint ventures or to hedge the translation of the related foreign currency income. The Company executed $226 million of options during the first nine months of 1998 to manage foreign exchange exposure.

ACCOUNTING DEVELOPMENTS

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized. The Company has chosen to disclose comprehensive income, which encompasses net income, foreign currency translation adjustments and unrealized gains and losses on securities, in the Consolidated Statement of Changes in Stockholders' Equity. Prior years have been restated to conform to the SFAS No. 130 requirements.

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

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that companies recognize all derivatives as either assets or liabilities in the statement of financial position at fair value. The statement is effective for fiscal years beginning after September 15, 1999. The Company is assessing the impact of this statement and will adopt it in its 2000 interim financial statements.

OTHER DEVELOPMENTS

     The Company has retained the business consulting group of Arthur Andersen L.L.P. to work with the Company to identify and implement measures designed to improve its operational efficiency, both by generating additional revenues and by reducing the costs of doing business. As a preliminary step toward achieving the goals of the project, the Company intends to reorganize its domestic operation into five core units: Structured Finance (combining the Corporate Finance, Asset Based Business Credit and Commercial Funding groups), Real Estate, Leasing Services (combining two equipment leasing groups), Small Business Lending and Current Asset Management. The Company currently anticipates establishing detailed plans for this project by the end of this year with implementation of these plans expected to begin in the fourth quarter 1998 and continuing into 1999.

     On October 12, 1998, the Company executed purchase agreements to acquire the U.S. assets of the Dealer Products Group of Dana Commercial Credit Corporation ("DCC") and the stock of DCC's international subsidiaries. The U.S. and international divisions of the Dealer Products Group of DCC provide lease financing to commercial enterprises primarily for the acquisition of computer and telecom equipment. The total assets of the entire Dealer Products Group acquired are approximately $625 million. Closing on the transaction is expected in the fourth quarter of 1998 following approval by certain foreign regulatory agencies and certain other third parties. This acquisition will be accounted for under the purchase method of accounting. The Company plans to finance the acquisition using a combination of the Company's cash and short-term investments, over $300 million of undrawn liquidity from its factoring conduit facility and the issuance of additional debt and preferred stock.

     On October 16, 1998, the Company declared a quarterly dividend of $0.09 on each outstanding share of its Class A Common Stock and Class B Common Stock, payable on November 16, 1998 to the holders of record thereof on October 30, 1998. The Company also declared quarterly dividends of $0.5078125 and $1.67175 on each outstanding share of the Cumulative Perpetual Senior Preferred Stock, Series A, and Fixed Rate Noncumulative Perpetual Senior Preferred Stock, Series C, respectively, payable on November 16, 1998 to the holders of record thereof on October 30, 1998.

Year 2000 Compliance

     The Company has adopted a phased approach to assessing and, where necessary, remediating or otherwise addressing year 2000 issues. Phases include: awareness, which, while ongoing, is substantially complete; assessment, which is substantially complete with respect to information technology systems and scheduled to be completed in 1998 with respect to potential issues relating to borrowers, vendors, international affiliates and environmental factors; remediation or implementation of contingency solutions, which is substantially complete for all but one of the information technology systems deemed mission-critical, and will be completed for that system in the second quarter of 1999, and is scheduled for completion in the first quarter of 1999 for all other matters; and finally validation, which is scheduled for completion on the final mission-critical information technology system and certain information technology infrastructure in the second quarter of 1999 and will continue throughout 1999 for all other matters.

     The Company has made, and will continue to make, certain investments in its software applications and systems to ensure that the Company's systems function properly through and beyond the year 2000. The Company has three loan processing systems, a lease processing system, a factoring system, and systems for general ledger processing, payroll, accounts payable, fixed assets, treasury and other smaller applications. The Company has established plans to modify, upgrade or replace each of these systems for compliance with year 2000 and has established an overall plan to bring all of these systems into compliance by the end of 1999. The Company continues to assess the impact of the year 2000 issue on its consolidated international subsidiaries, which includes the performance of risk assessments and the evaluation of the extent of programming and other changes required to address the issue. The Company is also in the process of performing a risk assessment of its joint venture companies' plans for year 2000 compliance and of the resulting potential impact on the Company's investments in international joint ventures. This assessment is expected to be completed in 1998 with any follow up actions deemed necessary to occur in 1999.

     In addition to information technology systems, the Company is assessing potential year 2000 impacts on its material vendors and borrowers, as well as year 2000 issues relating to environmental factors such as facilities and general utilities. With respect to vendors, the Company has categorized vendors with reference to materiality and availability of other sources for the provided services and supplies, and is making inquiry of those vendors deemed material.

Responses are reviewed to assess the need for any follow-up action. This assessment and any resulting remediation or contingency solutions are scheduled for completion during 1999. With respect to borrowers, a year 2000 risk assessment has been incorporated into the Company's underwriting and portfolio management activities in order to evaluate exposure due to any lack of compliance on the part of borrowers. The Company categorizes prospective and existing borrowers by level of year 2000 risk, and is underwriting new transactions and managing portfolio accounts accordingly. Finally, the Company is incorporating year 2000 contingency planning into its overall business resumption program in consideration of facilities and other environmental factors. This effort is also scheduled for completion in the first quarter of 1999.

     To date, the Company has incurred approximately $6 million of expenses related to the year 2000 issue and estimates that an additional amount, not to exceed $10 million, will be incurred through the end of 1999. Remediation, compliance, maintenance and modification costs will be expensed as incurred.

     The Company continues to bear some risk related to the year 2000 issue and could be materially adversely affected if its own remediation and contingency planning efforts fall behind schedule or if other entities not affiliated with the Company (e.g., vendors, including those providing contingency plans or outsourced technology services such as mainframe and application support, borrowers and power companies) do not appropriately address their own year 2000 compliance issues.

     Due to uncertainty, the Company is unable to represent that there will be no material adverse consequences related to the year 2000 issue, however, the Company believes it is doing what is reasonably necessary to provide the expertise, resources, assessments, and corrective procedures for the year 2000 issues which could have a material adverse impact on its operations or financial condition.

Special Note Regarding Forward-Looking Statements

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

Part II. OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

          Effective September 30, 1998, the Board of Directors of the Company elected as additional outside directors each of Frank S. Ptak, Vice Chairman of Illinois Tool Works, Inc., and Michael A. Conway, President of Aon Advisors, Inc. Messers. Ptak and Conway were also elected to the Company's Audit Committee, which, including Mark Kessel, now consists entirely of outside directors.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits

          (10) Amended and restated Heller Financial, Inc. Executive Deferred Compensation Plan

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

     On July 22, 1998, the Company filed with the SEC a Current Report on Form 8-K, dated July 20, 1998, to announce the Company's earnings for the quarter ended June 30, 1998.

     On September 17, 1998, the Company filed with the SEC a Current Report on Form 8-K, dated September 17, 1998, to announce the selection of two outside directors, Frank S. Ptak, Vice Chairman of Illinois Tool Works Inc. and Michael
A. Conway, President of Aon Advisors, Inc.

     On September 18, 1998, the Company filed with the SEC a Current Report on Form 8-K, dated September 1, 1998, to announce the commencement of an offering under its Registration Statement on Form S-3 No. 333-58723 and pursuant to a Prospectus Supplement of up to $5 billion of Medium Term Notes, Series I.

     On October 13, 1998, the Company filed with the SEC a Current Report on Form 8-K, dated October 13, 1998, to announce the signing of a purchase agreement to acquire the U.S. assets of the Dealer Products Group of Dana Commercial Credit Corporation ("DCC") and the stock of DCC's international subsidiaries.

     On October 20, 1998 the Company filed with the SEC a Current Report on Form 8-K, dated October 19, 1998, to announce the declaration of dividends on its Class A and Class B Common Stock, and on two of the company's preferred stocks, its Cumulative Perpetual Senior Preferred Stock, Series A, and Fixed Rate Noncumulative Perpetual Senior Preferred Stock, Series C.

     On October 22, 1998 the Company filed with the SEC a Current Report on Form 8-K, dated October 20, 1998, to announce the Company's earnings for the quarter ended September 30, 1998.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.



                            HELLER FINANCIAL, INC.



                        By:   Lauralee E. Martin
                           ------------------------

                              Lauralee E. Martin
                         Executive Vice President and
                            Chief Financial Officer



                        By:    Lawrence G. Hund
                           ------------------------

                               Lawrence G. Hund
                   Executive Vice President, Controller and
                           Chief Accounting Officer



Date:  November 16, 1998