Form 10-K
period 1998-12-31
HELLER FINANCIAL INC
filed 1999-03-08
CIK 46738

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-K

(Mark One)   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
  [X]                   SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1998

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

      Registrant's telephone number, including area code: (312) 441-7000

          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                     Name of Exchange on which Registered
-------------------                    ---------------------------------------
Class A Common Stock                        New York Stock Exchange, Inc.
                                       The Chicago Stock Exchange Incorporated
Cumulative Perpetual Senior Preferred
 Stock, Series A                            New York Stock Exchange, Inc.

       Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YesX No .

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of March 1, 1999, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant's Class A common stock, as reported on the New York Stock Exchange was approximately $963,050,000.

        Number of shares of Common Stock outstanding at March 1, 1999:
                       Class A Common Stock--38,852,546
                       Class B Common Stock--51,050,000

     Documents incorporated by reference: Portions of the definitive Proxy Statement prepared for the 1999 Annual Meeting of Stockholders to be filed no later than April 1, 1999 are incorporated by reference into Part III of this report.
                 Web site address is http://www.hellerfin.com

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

  Item
   No.                             Name of Item                             Page
  ----                             ------------                             ----
 Part I
 Item 1. Business........................................................     4
         General.........................................................     4
         Domestic Commercial Finance.....................................     4
           Corporate Finance.............................................     7
           Real Estate Finance...........................................     9
           Leasing Services..............................................    11
           Small Business Finance........................................    14
           Commercial Services...........................................    16
         International Factoring and Asset Based Finance.................    17
         Sales and Marketing.............................................    19
         Competition.....................................................    20
         Regulation......................................................    21
         Employees.......................................................    22
         Risk Management.................................................    22
         Credit Risk Management..........................................    22
         Asset/Liability Management......................................    23
         Interest Rate Risk Management...................................    24
         Foreign Exchange Risk Management................................    26
         Liquidity Risk Management.......................................    29
         Portfolio Quality...............................................    30
 Item 2. Properties......................................................    32
 Item 3. Legal Proceedings...............................................    32
 Item 4. Submission of Matters to a Vote of Security Holders.............    32

 Part II
         Market for Registrant's Common Equity and Related Stockholder
 Item 5.   Matters.......................................................    33
 Item 6. Selected Financial Data.........................................    35
 Item 7. Management's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................    37
         General.........................................................    37
         Year Ended December 31, 1998 Compared to Year Ended December 31,
           1997..........................................................    39
         Results of Operations...........................................    39
         Lending Assets and Investments..................................    43
         Year Ended December 31, 1997 Compared to Year Ended December 31,
           1996..........................................................    45
         Results of Operations...........................................    45
         Lending Assets and Investments..................................    49
         Liquidity and Capital Resources.................................    50
         Accounting Developments.........................................    52
         Year 2000 Compliance............................................    53
         Special Note Regarding Forward-Looking Statements...............    54
 Item 8. Financial Statements and Supplementary Data.....................    55
 Item 9. Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure..........................................    94

 Item No.                           Name of Item                            Page
 --------                           ------------                            ----
 Part III
 Item 10. Directors and Executive Officers of the Registrant.............    95
 Item 11. Executive Compensation.........................................    96
 Item 12. Security Ownership of Certain Beneficial Owners and Management.    96
 Item 13. Certain Relationships and Related Transactions.................    96
 Part IV
          Exhibits, Financial Statement Schedules and Reports on Form 8-
 Item 14.   K............................................................    96

                                     PART I

ITEM 1. BUSINESS

    The following discussion contains certain "forward-looking statements" as defined in the Securities Exchange Act of 1934 which are generally identified by the words "anticipates", "believes", "estimates", "expects", "plans", "intends" and similar expressions. Those statements are subject to certain risks, uncertainties and contingencies which could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Special Note Regarding Forward-Looking Statements."

General

    Heller Financial, Inc. (including its consolidated subsidiaries, Heller or the Company, which may be referred to as we, us or our) is a leading diversified commercial financial services company. We provide a broad array of financial products and services to mid-sized and small businesses in the United States and selected international markets.

    Primary Business Segments

    We deliver our products and services principally through two business segments:

  . Domestic Commercial Finance; and

  . International Factoring and Asset Based Finance.

    Domestic Business

    Our Domestic Commercial Finance segment is made up of five business units:

  (1) Corporate Finance, providing collateralized cash flow and asset based lending;

  (2) Real Estate Finance, primarily providing secured real estate financing;

  (3) Leasing Services, providing debt and lease financing of small and large ticket equipment sourced directly or through manufacturers, distributors and dealers;

  (4) Small Business Finance, providing financing to small businesses, primarily under U.S. Small Business Administration (SBA) loan programs; and

  (5) Commercial Services, providing factoring and receivables management services.

    International Business

    Our International Factoring and Asset Based Finance segment, known as Heller International Group, provides factoring services and financings secured primarily by receivables, inventory and equipment. It does so through wholly-owned subsidiaries and joint ventures which provide financing to small and mid-sized companies primarily in Europe, but also in Asia and Latin America.

    Market Position

    We concentrate primarily on senior secured lending, with 87% of lending assets and investments at December 31, 1998 being made on that basis. Also, to a more limited extent, we make subordinated loans and invest in select debt and equity instruments.

    We believe that, as of December 31, 1998, we are the largest factoring operation worldwide in terms of factoring volume. Our subsidiary, Factofrance-Heller (Factofrance), is the largest factoring operation in France and our Commercial Services unit is the fourth largest factoring operation in the United States. We believe we are the third largest originator of U.S. SBA 7(a) guaranteed small business loans (including leadership positions in California, Texas, Florida and Illinois). We are among the largest lenders to private equity-sponsored companies in the U.S. middle market. Additionally, we are a recognized leader in real estate finance, vacation ownership lending, vendor finance and middle-market equipment finance and leasing in the United States.

    We have built our portfolio through:

  . effective asset origination capabilities;

  . effective portfolio management;

  . disciplined underwriting and credit approval processes; and

  . acquisitions, to a lesser extent.

Our business groups have the ability to manage asset, client and industry concentrations and enhance profitability by distributing assets through securitizations, syndications and loan sales.

    Heller History and Recent Activities

    Heller was founded in 1919. From our inception, we have primarily targeted our commercial financing activities at mid-sized and small businesses in the United States. Since 1964, we have also competed in selected international markets through our consolidated subsidiaries and investments in international joint ventures.

    Heller was purchased by a subsidiary of The Fuji Bank, Limited (Fuji Bank) in 1984. Fuji Bank owned 100% of Heller's common stock between that time and April 1998. In May 1998, we issued 38,525,000 shares of Class A Common Stock in an initial public offering (the IPO). The IPO reduced Fuji Bank's ownership, through its direct subsidiary Fuji America Holdings, Inc. (FAHI), to 79% of the voting interest and 57% of the economic interest of our issued common stock. In May 1998, Heller increased its ownership of International Group to 100% from 79% by purchasing the 21% interest held by Fuji Bank.

    From the time of Fuji Bank's purchase of Heller through 1990, the substantial majority of our portfolio consisted of Corporate Finance and Real Estate Finance assets. These assets collectively represented 76% of our lending assets and investments at December 31, 1990. Since 1990, we have diversified our portfolio. While continuing to build our Corporate Finance and Real Estate Finance franchises, we also invested major resources in building other secured lending businesses through start-ups of new business units, acquisitions, and the expansion of smaller existing operations. Products included asset based working capital and term financings secured by accounts receivable and inventory and various types of equipment finance and leasing product offerings.

    We further expanded our leasing operations by acquiring certain U.S. assets of the Dealer Products Group of Dana Commercial Credit Corporation and the stock of the Dealer Products Group's international subsidiaries (Dealer Products Group).

    In the past several years, we selectively expanded our overseas operations, most significantly by completing the acquisition, in April 1997, of the interest of our joint venture partner in Factofrance, the leading factoring company in France.

    As the result of the above activities, we believe that we have built a lending portfolio that is well diversified, has strong asset collateralization and provides us with a diversified income stream.

    Domestic Commercial Finance Restructuring

    During the fourth quarter of 1998, we implemented a restructuring initiative designed to:

  . increase operating revenues;

  . improve operational efficiencies; and

  . optimize return on stockholders' equity.

    To achieve the goals of our restructuring initiative, we reorganized our domestic operations into five business units by bringing together businesses that either originate transactions in similar markets or have common operating processes as follows:

  . Corporate Finance combines the former Corporate Finance, Heller Business
    Credit and Heller Commercial Funding groups;

  . Real Estate Finance combines the former Real Estate Finance group and our Vacation Ownership unit;

  . Leasing Services combines the Commercial Equipment Finance and Vendor
    Finance units, including the Dealer Products Group acquired at the end of 1998;

  . Our factoring group, formerly known as the Current Asset Management
    Group, has been renamed Commercial Services;

  . Our Small Business Lending group has been renamed Small Business
    Finance.

    We incurred a one time charge of $17 million in connection with the restructuring, primarily related to severance benefits for terminated employees and termination of office leases. We anticipate that the restructuring will realize annual savings of more than $20 million beginning in 1999.

    Summary 1998 Results

    For the year ended December 31, 1998:

  . Net income increased 22% to $193 million, from $158 million for the prior year.

  . Net income applicable to common stock was $172 million for the year ended December 31, 1998, which represented an increase of 19% from $144 million for the prior year.

  . New business volume increased 20% over the prior year, from $6.0 billion to $7.2 billion.

  . Total lending assets and investments increased to $13.4 billion, an increase of $1.5 billion from the prior year.

  . Common stockholders' equity increased to $1.6 billion.

  . The strong credit quality of our portfolio is reflected in nonearning assets of $211 million, or 1.8% of total lending assets at December 31, 1998. This is favorable to our targeted range for non earning assets of 2-4% of total lending assets.

    See Note 22, "Operating Segments," of the Consolidated Financial Statements for disclosure regarding certain financial information with respect to each of our business segments.

Domestic Commercial Finance Segment

  Corporate Finance

    Corporate Finance is a leading provider of secured financing solutions to middle market oriented equity sponsors, intermediaries and enterprises. Corporate Finance primarily offers:

  . cash flow based lending;

  . asset based lending; and

  . makes equity investments on a more limited basis.

    Through Corporate Finance, we provide cash flow lending primarily for leveraged buyouts, acquisitions, recapitalizations, refinancings, expansion and growth of publicly and privately held entities. These entities are in a wide variety of industries, including manufacturing, services, metals, plastics, consumer products, health care and defense. In almost all cases, these transactions involve professional or private equity investors, which acquire businesses for financial or strategic purposes.

    We also provide secured term and revolving credit facilities with durations of up to ten years. To a lesser extent, we provide unsecured or subordinated financings and invest in private equity buy-out funds. From time to time, we make modest non-voting equity investments in conjunction with senior debt facilities, receive warrants or equity interests as a result of providing financing, and make stand-alone equity co-investments, with known equity sponsors. We also serve as co-lender or participant in larger senior secured transactions originated by other lenders.

    We provide asset based working capital and term financing to middle-market enterprises for growth, refinancings, recapitalizations, acquisitions, seasonal borrowing, and debtor-in-possession (DIP) and post-DIP transactions. We do this through senior loans primarily secured by accounts receivable, inventory and, to a lesser extent, machinery and equipment. Middle market enterprises we serve through our asset based lending unit include manufacturers, retailers, wholesalers, distributors and service firms. We typically provide financing as agent (lead lender), but we also provide financing as a co-lender or a participant in senior secured transactions agented by other asset-based lenders.

    We generate the majority of our new business through our relationships with private equity sponsors, investment and commercial banks and a variety of brokers and intermediaries. We have developed and maintain close relationships with about 200 equity sponsors, many of whom have been our clients for ten or more years and have financed several transactions with us.

    Our portfolio has loans in a wide range of industries including industrial machinery, business services, metals, chemicals/plastics, consumer products, health care and automotive. The portfolio is diversified among approximately 30 industries with a concentration of 10% in the food and drug industry. No other industry represented more than 10% of the portfolio.

    The following table gives information about Corporate Finance:

                                                As of, or For the Year Ended,
                                                        December 31,
                                                -------------------------------
                                                  1998       1997       1996
                                                ---------  ---------  ---------
                                                    (dollars in millions)
   New business volume........................  $   2,663  $   2,065  $   1,496
   Total lending assets and investments.......      3,784      3,066      2,890
   Revenues...................................        391        361        318

   Revenues as a percentage of total revenues.       27.8%      28.4%      32.3%
   Ratio of net writedowns to average lending
    assets....................................        0.4        0.8        0.4
   Ratio of nonearning assets to lending
    assets....................................        0.4        0.2        1.4

    The level of nonearning assets at December 31, 1998 of $13 million, or 0.4% of Corporate Finance lending assets, indicates the high credit quality of the portfolio. For the year ended December 31, 1998, Corporate Finance had:

  . net writedowns of 0.4% of average lending assets versus 0.8% in 1997;

  . total lending assets and investments of $3.8 billion, or 28% of the Company's total lending assets and investments; and

  . total revenues of $391 million, or 28% of the Company's total revenues.

    We base our commitment to finance cash flow lending transactions on our assessment of the borrower's ability to generate cash flows to repay the loan. To do this, we consider, among other factors, the borrower's:

  . equity sponsor;

  . market position;

  . ability to withstand competitive challenges; and

  . relationships with clients and suppliers.

    Cash flow based transactions are generally cross-collateralized and secured by liens on the borrower's current and fixed assets and capital stock.

    Asset based lending transactions concentrate on balancing collateral values, cash flow and capital structure. We protect against deterioration of a borrower's performance by using established advance rates against eligible collateral and cross-collateralizing revolving credit facilities and term loans. We also actively manage credit risk through portfolio diversification by industry and individual client exposure.

    We manage the Corporate Finance portfolio centrally to ensure consistent application of credit policy and efficient documentation and approval of transaction modifications.

    Corporate Finance has an established syndication capability. This enables us to commit to larger transactions while still managing the ultimate size of our retained position and to generate additional income. In 1998, we acted as agent for 52 syndicated transactions. We believe this level of agented transactions makes us the fourth largest syndicator of private equity-sponsored deals in the United States. In 1998, we syndicated a total of $1.2 billion in funds. Although we can provide commitments of up to $200 million per transaction, we generally syndicate our ultimate retained position to less than $20 million. As of December 31, 1998, our average retained transaction size was approximately $17 million in commitments and $9 million in fundings.

    During 1998, we made a 23% investment in a media lending company. As part of this transaction, we have a loan with funds employed of $81 million currently secured by 35 individual loans to media companies with an average commitment size of approximately $6.7 million at December 31, 1998. This is a strategic investment for us as it provides access to certain segments of the media communications industry.

    As of December 31, 1998, Corporate Finance had contractual commitments to finance an additional $1.4 billion to new and existing borrowers, generally contingent on their maintaining specific credit standards. Since we expect many of these commitments to remain unused, the total commitment amounts do not necessarily represent future cash requirements. We do not have any significant commitments to provide additional financing related to nonearning assets.

  Real Estate Finance

    Real Estate Finance provides secured financing to owners, investors and developers for the acquisition, refinancing and renovation of commercial income producing properties in a wide range of property types and geographic areas. We serve these markets by offering tailored senior secured debt and junior participating structures and by originating fixed rate commercial mortgages which we hold for ultimate securitization (CMBS). We believe we are the second largest lender to the U.S. vacation ownership industry, providing timeshare resort developers with full life-cycle financing secured by time share receivables and available time share units.

    Our transactions are secured by a variety of property types including:

  . offices;

  . apartments;

  . senior housing;

  . retail properties;

  . industrial properties;

  . manufactured housing communities;

  . self storage facilities; and

  . hotels and vacation ownership units.

    Senior secured loan transactions range in size from $4 million to $30 million, with an average transaction size in 1998 of about $5 million. Typical junior secured loan transactions range in size from $1 million to $12 million, with an average transaction size in 1998 of about $3.5 million. Typical vacation ownership transactions range in size from $5 million to $40 million, with an average transaction size in 1998 of about $16 million.

    Real Estate Finance has 11 offices throughout the United States. We generate new business through our relationships with real estate brokers and through direct calling on prospective borrowers. We also market our products through the use of trade advertising, direct marketing, newsletters, and trade show attendance and sponsorship.

    The following table gives information about Real Estate Finance:

                                                As of, or For the Year Ended,
                                                        December 31,
                                                -------------------------------
                                                  1998       1997       1996
                                                ---------  ---------  ---------
                                                    (dollars in millions)
   New business volume........................  $   2,157  $   1,667  $     975
   Total lending assets and investments.......      2,044      2,323      1,655
   Revenues...................................        261        274        204

   Revenues as a percentage of total revenues.       18.6%      21.6%      20.7%
   Ratio of net writedowns to average lending
    assets....................................        2.6        --         --
   Ratio of nonearning assets to lending
    assets....................................        0.5        0.3        0.2

    As of December 31, 1998, Real Estate Finance had total lending assets and investments of $2.0 billion, or 15% of Heller's total lending assets and investments. Of this amount:

  . about $800 million represents CMBS receivables;

  . about $400 million represents senior secured lending assets and investments;

  . about $300 million represents vacation ownership lending assets and investments; and

  . about $300 million represents junior secured lending assets and investments.

    Real Estate Finance new business volume for the year totaled $2.2 billion, of which $1.7 billion related to CMBS receivables.

    Net writedowns to average lending assets in 1998 of 2.6% reflect a $40 million writedown recorded on CMBS assets, which were subsequently securitized. Excluding the $40 million writedown, the ratio of net writedowns to average lending assets was 0.3% for Real Estate Finance during 1998.

    Real Estate Finance's credit philosophy emphasizes selecting properties that generate stable or increasing income cash flow streams, have strong asset quality and proven sponsorship with defined business plans. We underwrite the CMBS product according to rating agency guidelines and we make all CMBS loans on a senior secured basis. Vacation Ownership's credit philosophy considers the developer's business objectives and capital needs, the resort development, clients' servicing capabilities and performance of receivables portfolio and sponsorship support. Our credit philosophy for junior secured financings considers the strength and track record of the property developer, the supply and demand dynamics of the particular market and the competitive strengths of the subject real estate.

    These credit strategies have resulted in low levels of nonearning assets for the past three years. Our lending and investment philosophy emphasizes portfolio liquidity, relatively small individual transaction sizes, and maintenance of a diverse portfolio in terms of geographic location and property type.

    Real Estate Finance's lending assets and investments were distributed as follows:

          Property Types                           Geographic Areas


                                                 1998  1997
                                                 ----  ----
                          Southwest.............  21%   21%
                          California............  19    26
                          Florida...............  12    10
                          Midwest...............   8    10
                          Southeast.............   8     3
                          West..................   7     4
                          New England...........   6     5
                          Mid-Atlantic States...   4     6
                          New York..............   3     4
                          Other.................  12    11
                                                 ---   ---
                                                 100%  100%
                                                 ===   ===

                           1998  1997
                           ----  ----
   General purpose office
    buildings............   15%    8%
   Apartments............   15    18
   Vacation ownership
    units................   14    10
   Retail properties.....   13    13
   Senior housing........    8     1
   Manufactured housing..    7    14
   Hotels................    6     5
   Industrial properties.    5     7
   Self storage
    facilities...........    5    11
   Loan Portfolios.......    2     3
   Other.................   10    10
                           ---   ---
                           100%  100%
                           ===   ===

    During 1998, we securitized over $2.0 billion of CMBS receivables in two separate transactions. In the first quarter, we securitized $1.1 billion and recognized an $11 million gain on the transaction. We did not retain any residual risk in this transaction, as all of the securities were sold to third parties on a non-recourse basis.

    During the third quarter, the CMBS securitization market experienced considerable volatility and we decided to retain CMBS receivables on our balance sheet. In the fourth quarter, market conditions improved and we decided to reclassify $900 million of CMBS receivables to "held for sale." This reclassification at market value generated a writedown of $40 million through our allowance for losses of receivables. We subsequently securitized $900 million of CMBS receivables, selling all of the unrated and "B" rated securities. We continue to originate assets in the CMBS market but, due to pricing and liquidity issues, we anticipate that in 1999, new business originations will be lower than in 1998. Depending on market conditions, we may sell or securitize a portion of our existing and newly originated CMBS assets in 1999.

    In addition to securitizations, we syndicate 50% to 75% of our junior participation originations through arrangements with real estate funds sponsored by two nationally known investment banking firms. The use of syndications has enabled us to reduce our average individual retained position in this portfolio to approximately $1 million.

    At December 31, 1998, Real Estate Finance maintained contractual commitments to finance an additional $71 million to new and existing borrowers, generally contingent upon their maintaining specific credit standards. Since we expect many of these commitments to remain unused, the total commitment amounts do not necessarily represent future cash requirements. We do not have any significant commitments to provide additional financing related to nonearning assets.

  Leasing Services

    Leasing Services is made up of three distinct units:

  (1) Global Vendor Finance, which provides financing programs for manufacturers, vendors and dealers to finance sales of their products, as well as financing options to independent leasing companies;

  (2) Commercial Equipment Finance, which provides loans and lease financing directly to leading middle market companies; and

  (3) Capital Finance, which provides financing of commercial aircraft and engines and plans to expand into other large ticket leasing and structured finance segments including rail, marine and technology.

    Global Vendor Finance. We formed Global Vendor Finance in 1998 by combining our existing Vendor Finance unit with the Dealer Products Group's technology leasing assets we acquired on November 30, 1998. Primary locations for vendor leasing are the United States, United Kingdom and Canada with smaller operations throughout Europe.

    Global Vendor Finance provides customized sales financing programs that enable vendors and manufacturers in commercial, industrial, medical and information and technology markets to offer financing and leasing options to their customers. The primary products we offer are true leases, loans and conditional sales contracts. We also provide financing options to independent leasing companies, including term financing, residual financing and private securitization structures. The primary equipment types we finance are computer equipment, software, machine tool equipment, plastics equipment, graphic arts equipment and transportation equipment. Individual transaction sizes within these programs range from $1,000 to $10 million and terms generally range from 24 months to eight years.

    In 1998, Global Vendor Finance generated approximately $800 million in new business volume. This included one month of activity related to the Dealer Products Group. New business volume for the Dealer Products Group was approximately $360 million during 1998. We expect that, due to the Dealer Products Group acquisition, Global Vendor Finance volume will increase in 1999.

    Commercial Equipment Finance. Commercial Equipment Finance has broad, national access to the equipment finance marketplace through 13 domestic offices. We provide general equipment term loan and lease financings directly to a diverse group of middle market companies. They use the financings for:

  . expansions;

  . acquisitions;

  . turnkey land, building and equipment financing;

  . remodeling;

  . refinancing;

  . replacement or modernization of equipment; and

  . refinancing of existing equipment obligations.

    We believe that our emphasis on direct origination provides us with a competitive advantage of stronger customer relationships and enables us to generate repeat business.

    In addition to direct origination, we generate business through traditional broker and other intermediary channels. Through our broad market access, we also generate new business referrals for other business groups of the Company, particularly Corporate Finance and Small Business Finance. Individual transaction sizes range from $1 million to $40 million. A typical borrower/lessee is a U.S. business with annual revenues of at least $35 million. Generally, the equipment serving as collateral for the financing is essential to the operations of the borrower and the amount financed is generally not a substantial part of the borrower's capital structure. Commercial Equipment Finance generated new business volume of over $600 million in 1998.

    Capital Finance. We formed Capital Finance in an effort to expand into other attractive large ticket leasing and structured finance markets in addition to aircraft finance. The new group, which will include Aircraft Finance as a significant operating unit, will focus its originations efforts in large ticket markets and sectors such as:

  . commercial aircraft;

  . rail;

  . intermodal container;

  . inland/bluewater marine;

  . media;

  . technology infrastructure;

  . telecommunications; and

  . entertainment.

    The Aircraft Finance unit within Capital Finance, a niche competitor in the commercial aircraft and aircraft engine finance industries, will continue to provide financing through operating leases and senior and junior secured loans on both new and used equipment. Our clients are typically mid-tier foreign or domestic airlines. Typical transaction sizes range from $3 million to $50 million. We have developed a reputation for responsiveness on single investor transactions, which generally involve one aircraft with lease terms of three to seven years. In addition, our reliability and industry knowledge have made us a frequently desired participant in larger financings by other aircraft lessors. With our industry and equipment expertise, we are able to effectively shift our product offering mix during various phases of the equipment cycle and to re-market off-lease equipment.

    Similar to our Aircraft Finance unit, the newly-formed Capital Finance transactions in new markets will provide financing through:

  . operating leases;

  . acquisition of seasoned leveraged leases;

  . residual participation; and

  . other strategic partnerships or investments.

    Typical transaction sizes range from $10 million to $50 million and our intention is to retain between $10 million to $20 million. Capital Finance generated new business volume of $230 million in 1998, all of which related to Aircraft Finance.

    The following table sets forth certain information regarding Leasing
Services:

                                                          As of, or For the
                                                             Year Ended,
                                                            December 31,
                                                         ---------------------
                                                          1998    1997   1996
                                                         ------  ------  -----
                                                             (dollars in
                                                              millions)
   New business volume.................................. $1,634  $1,646  $ 917
   Total lending assets and investments.................  2,840   2,314  1,933
   Revenues.............................................    231     195    141
   Revenues as a percentage of total revenues...........   16.4%   15.4%  14.3%
   Ratio of net writedowns (recoveries) to average
    lending assets......................................    0.1     0.1   (0.2)
   Ratio of nonearning assets to lending assets.........    1.0     0.7    0.5

    The ratio of net writedowns to average lending assets of 0.1% for 1998 and 1997, and the low ratio of nonearning assets to lending assets of 1.0% or lower for each of the past three years, demonstrate the strong credit quality of the Leasing Services portfolio.

    Global Vendor Finance's approach to lending balances the strength of the borrower, the value of the underlying collateral and the extent of recourse provided by the vendor. Transactions are characterized by the high credit quality performance of the portfolio as evidenced by lower levels of nonearning assets and writedowns with equivalently lower yields on middle and large ticket leasing transactions. Small ticket leasing transactions have higher margins but also have correspondingly higher levels of writedowns and non-earning assets.

    Commercial Equipment Finance's approach to lending concentrates on the cash flow of the borrower, the importance and/or value of the equipment to the borrower's overall operations and the relative strength of the borrower's balance sheet and capital structure.

    Capital Finance's credit approach focuses on the strength of the underlying collateral and the creditworthiness of the underlying lessee.

    In all areas, Leasing Services assesses residual value risk and effectively manages off-lease equipment exposures. Designated individuals in each equipment unit establish all equipment residuals used in pricing lease transactions. They continuously research secondary market values to establish current values, estimate future values and mark industry trends.

    Leasing Services distributes a portion of its assets through securitizations and syndications. In 1998, we contributed $434 million of equipment receivables to two bank-sponsored conduits and syndicated an additional $172 million of assets. Through these capital markets capabilities, we are able to provide broader market coverage and better service to clients, while managing borrower and industry concentrations.

    As of December 31, 1998, Leasing Services' lending assets and investments totaled $2.8 billion, or 21% of Heller's total lending assets and investments.

    The Leasing Services portfolio consisted of 32 industry classifications at December 31, 1998. The computer industry represented 22% of Leasing Services' total lending assets, while transportation services represented 11%. No other industry represented more than 10% of total lending assets for Leasing Services at December 31, 1998.

    At December 31, 1998, Leasing Services maintained contractual commitments to finance an additional $635 million to new and existing borrowers, generally contingent upon their maintaining specific credit standards. Since we expect many of these commitments to remain unused, the total commitment amounts do not necessarily represent future cash requirements. We do not have any significant commitments to provide additional financing related to nonearning assets.

  Small Business Finance

    Small Business Finance provides long-term financing to small businesses primarily in the manufacturing, retail and service sectors for:

  . facility purchases, construction or refinancing;

  . business or equipment acquisition;

  . working capital; and

  . debt refinancing.

    Our major product offerings are SBA 7(a) loans, which are guaranteed up to 80% by the SBA, and SBA 504 loans, which are senior to an accompanying SBA loan and have an average loan to collateral value of 50%. We also originate transactions without credit support from the SBA.

    Small Business Finance is one of only fourteen non-banks the SBA licenses to make SBA 7(a) loans. We are the third largest originator of such loans in the United States. Our portfolio is 82% concentrated in California, Texas, Florida and Illinois, and is geographically diversified within these states. We have diversified our portfolio by industry type, with concentrations of 14% in transportation services at December 31, 1998. No other industry represented more than 10% of our portfolio.

    Small Business Finance loans are generally for amounts up to $3 million, have an average size of $400,000 and have a contractual maturity ranging from five to 25 years. Our $1.0 billion in lending assets and investments as of December 31, 1998, represented 8.0% of the Company's portfolio. At December 31, 1998, 82% of our portfolio was originated under SBA lending programs.

    The following table gives certain information regarding Small Business
Finance:

                                               As of, or For the Year Ended,
                                                        December 31,
                                               --------------------------------
                                                  1998       1997       1996
                                               ----------  ---------  ---------
                                                   (dollars in millions)
   New business volume.......................  $      547  $     472  $     394
   Total lending assets and investments......       1,013        766        403
   Revenues..................................          98         64         47
   Revenues as a percentage of total
    revenues.................................         7.0%       5.0%       4.8%
   Ratio of net writedowns to average lending
    assets...................................         0.4        0.3        0.3
   Ratio of nonearning assets to lending
    assets...................................         3.3        2.0        1.3

    Small Business Finance operates out of 31 offices in 17 states. Our portfolio is managed on a centralized basis. We focus our marketing efforts on developing relationships with third party intermediaries, such as real estate brokers, mortgage brokers and business brokers. We originate additional business through referrals from existing customers, franchisors, targeted direct marketing and cross-referrals from Heller's other business units.

    We maintain SBA Preferred Lender Program (PLP) status in over 30 states, which enables us to approve SBA 7(a) loans under SBA-delegated approval authority. We believe that Small Business Finance has maintained a position as one of the nation's three largest originators of SBA 7(a) loans since 1995. We are the leading originator of SBA 7(a) loans in Illinois, Texas and Florida and the number one non-bank SBA lender in California.

    We have standardized our underwriting and procedural guidelines to ensure a consistent and efficient lending process. We base our credit decisions on the analysis of a prospective borrower's cash flow, the use of independent valuations for collateral and a review of management. Loans are generally secured by real estate and equipment, with additional collateral in the form of other business assets, personal residences and, in many instances, personal guarantees.

    Our Small Business Finance portfolio consists of approximately 3,400 individual loans, providing diversified risk. At December 31, 1998, nonearning assets represented 3.3% of this portfolio. Of our nonearning assets, approximately 70% were the guaranteed portions of SBA 7(a) loans which are held until a liquidation is complete and the SBA repurchases the loan. Net writedowns have remained at or below 0.4% of average lending assets for each of the past three years.

    We have developed and demonstrated the ability to sell both the guaranteed and unguaranteed portions of SBA 7(a) loans in the secondary market. The guaranteed portions of SBA 7(a) loans, which represented 43% of Small Business Finance lending assets at December 31, 1998, can generally be sold and settled at amounts in excess of book value and in less than 45 days. We sold $68 million in guaranteed SBA 7(a) loans in 1998. In addition, we securitized $96 million of the unguaranteed portion of SBA 7(a) loans during the second quarter of 1998, demonstrating the liquidity of this product. As required by the SBA, we retained an investment in this securitization of $14 million, all of which are securities rated BB or higher.

    At December 31, 1998, Small Business Finance maintained contractual commitments to finance an additional $31 million to new and existing borrowers, generally contingent upon their maintaining specific credit standards. We do not have any significant commitments to provide additional financing related to nonearning assets.

  Commercial Services

    Commercial Services, formerly known as the Current Asset Management Group, has been a leading provider of factoring services in the United States for over 50 years. We believe that Commercial Services is the fourth largest factor in the United States in terms of volume, with factoring volume of over $7.8 billion in 1998, a 6% increase from the prior year.

    We provide middle-market companies with:

  . factoring;

  . working capital and term loans;

  . receivables management;

  . import and export financing;

  . credit protection; and

  . credit facilities.

    Working capital and term loans consist of advances against receivables, inventory and equipment on a formula basis as well as seasonal over-advances. As of December 31, 1998, the majority of our lending assets consisted of short-term trade receivables from department and general merchandise retail stores. We have also begun to service a broad range of additional markets such as golf, temporary staffing services, seafood and housewares.

    Clients use our factoring products and services to address a broad range of needs, including:

  . improving cash flow;

  . mitigating the risk of bad debt charge-offs;

  . increasing sales;

  . improving management information; and

  . converting the fixed cost of operating a credit and collection department into a variable expense.

    The following table gives certain information regarding Commercial
Services:

                                                         As of, or For the
                                                        Year Ended, December
                                                                31,
                                                        ----------------------
                                                         1998    1997    1996
                                                        ------  ------  ------
                                                            (dollars in
                                                             millions)
   Factoring volume.................................... $7,802  $7,347  $6,933
   Total lending assets and investments(1).............    401     361     907
   Revenues............................................    117     113     107

   Revenues as a percentage of total revenues..........    8.3%    8.9%   10.9%
   Ratio of client net writedowns to average lending
    assets.............................................    1.3     0.3     0.3
   Ratio of customer net writedowns to factoring
    volume.............................................    0.1     0.1     0.1
   Ratio of nonearning assets to lending assets........    1.2     0.5     0.3

--------
(1) Reflects the sale of $475 million and $500 million of factored accounts receivable during 1998 and 1997, respectively.

    Commercial Services maintains two full service offices, in New York and Glendale, California, and operates sales offices in Atlanta and Dallas. Through our experienced sales force, we generate business through direct calling on manufacturers. We also develop and maintain relationships with financial intermediaries that provide financing advice to prospective clients. In addition to direct sales efforts, we generate business through the programmatic use of direct mail and advertising and through referrals from other Heller business groups. We believe that our focused sales efforts, market research program, and advertising and marketing efforts have played a key role in the growth of our domestic factoring operation.

    We have developed proprietary information storage and retrieval systems, such as electronic transmission of invoices and remittances, scanning technology and electronic linkage with clients, that streamline the management and processing of accounts receivable. They enable us to efficiently process the high transaction volumes related to factoring invoices. We believe that the investments in the technology associated with factoring represent a significant entry barrier to new competitors.

    We generally purchase the accounts receivable owed to our clients by their customers, usually on a nonrecourse basis, and we may provide funding to our clients as an advance against those receivables. We extend credit to these clients based on our analysis of the customers' operating performance and sources of short-term liquidity, such as borrowing facilities and trade relationships. We also use technology to perform basic credit surveillance routines electronically.

    We have a factored accounts receivable facility which allows us to sell an undivided interest of up to $550 million in a designated pool of factored accounts receivable to five bank-supported conduits. At December 31, 1998, we had sold $475 million of factored accounts receivable through this facility. This facility provides us with an additional funding source at favorable market rates.

    At December 31, 1998, Commercial Services maintained contractual commitments to finance an additional $65 million to new and existing borrowers, generally contingent upon their maintaining specific credit standards. Since we expect many of these commitments to remain unused, the total commitment amounts do not necessarily represent future cash requirements. We do not have any significant commitments to provide additional financing related to nonearning assets.

International Factoring and Asset Based Financing

    International Group, the Heller subsidiary that manages the International Factoring and Asset Based Financing business, provides the following programs:

  . factoring and receivables management services;

  . asset based financing;

  . acquisition financing;

  . leasing and vendor financing; and

  . trade financing.

    International Group has a significant international presence in factoring and asset based financing, primarily throughout Europe. We have had subsidiaries and joint ventures in many international markets for more than 30 years. International Group currently consists of four consolidated subsidiaries and joint ventures with operations in 16 countries in Europe, Asia/Pacific and Latin America.

    The largest of our consolidated subsidiaries is Factofrance, which is the leading factoring company in France and the third largest factor in the world. In 1998, Factofrance had factoring volume of nearly $11 billion. The largest of our joint ventures is NMB-Heller Holding N.V., which has operations primarily in Holland, the United Kingdom and Germany. NMB-Heller Holding N.V. accounted for 56% of our investments in international joint ventures at December 31, 1998.

    We believe that our International Group subsidiaries and joint ventures provide a solid base for consistent growth in international earnings. They also provide us with the opportunity to meet the international financing needs of Heller's domestic client base. At December 31, 1998, International Group had total lending assets and investments of $2.7 billion, or 20% of Heller's total lending assets and investments. In 1998, we had total revenues (including Heller's share of income from international joint ventures) of $244 million, or 17% of Heller's total revenues.

    The following table provides certain information regarding the International Factoring and Asset Based Financing segment:

                                                        As of, or For the
                                                           Year Ended,
                                                          December 31,
                                                       -----------------------
                                                        1998     1997     1996
                                                       -------  ------    ----
                                                           (dollars in
                                                            millions)
   Lending assets and investments of consolidated
    subsidiaries:
    France............................................ $ 2,143  $1,850(1) $ --
    Other Europe......................................      19      10      --
    Asia/Pacific......................................     194     223     257
    Latin America.....................................      74      80      80
                                                       -------  ------    ----
                                                         2,430   2,163     337
   Investments in international joint ventures:
    Europe............................................     194     160     238
    Asia/Pacific......................................      16      16      14
    Latin America.....................................      21      22      20
                                                       -------  ------    ----
                                                           231     198     272
                                                       -------  ------    ----
      Total lending assets and investments............ $ 2,661  $2,361    $609
                                                       =======  ======    ====
   Factoring volume of consolidated subsidiaries:
    France............................................ $10,684  $6,238    $ --
    Other Europe......................................      --      --      --
    Asia/Pacific......................................     573     280      --
    Latin America.....................................     346     159      --
                                                       -------  ------    ----
                                                       $11,603  $6,677    $ --
                                                       =======  ======    ====
   Revenues of consolidated subsidiaries:
    France............................................ $   183  $  121(1) $ --
    Other Europe......................................       2      --      --
    Asia/Pacific......................................      21      25      26
    Latin America.....................................       8       5      12
                                                       -------  ------    ----
                                                           214     151      38
   Income of international joint ventures:
    Europe............................................      30      32      42
    Asia/Pacific......................................      --       1       2
    Latin America.....................................      --       3      --
                                                       -------  ------    ----
                                                            30      36      44
                                                       -------  ------    ----
      Total international revenues.................... $   244  $  187    $ 82
                                                       =======  ======    ====
   Total international revenues as a percentage of
    total revenues....................................    17.3%   14.7%    8.3%
   Ratio of net writedowns (recoveries) to average
    lending assets....................................     0.2     1.8    (0.1)
   Ratio of nonearning assets to lending assets.......     1.1     0.9     8.2

--------
(1) Reflects the consolidation of Factofrance in April 1997 due to the acquisition of the interest of International Group's joint venture partner, which increased International Group's ownership of Factofrance from 48.8% to 97.6%.

    Our European investments in international joint ventures include our investment in NMB-Heller Holding N.V. of $131 million and $107 million at December 31, 1998 and 1997, respectively. NMB-Heller Holding N.V. had total receivables of $2.8 billion and $2.2 billion, and revenues of $180 million and $151 million at December 31, 1998 and 1997, respectively.

    We continue to develop our international operations through mergers, joint ventures, and acquisitions. We have broad, worldwide access to mid-sized and small businesses with operations in 20 countries outside the United States. Each of our subsidiaries and joint ventures operates independently, with its own well-developed methods of originating business. The majority of our international joint ventures are self-financed. We manage our investments through offices located in London, Singapore and Chicago. Each subsidiary and joint venture has its own well-developed credit philosophy, risk management policies and procedures and portfolio management processes. We monitor them through participation on their boards of directors, credit committees and other executive and administrative bodies.

Sales and Marketing

    Heller originates transactions in the United States utilizing a dedicated sales force of over 300 employees throughout our 52 domestic office locations. We originate transactions internationally through a network of wholly-owned and joint venture commercial finance companies in 20 countries outside the United States. Our sales people have industry-specific experience that enables them to effectively structure commercial finance transactions to companies in the industries and markets we serve.

    Our sales force originates business through a combination of:

  . relationships with a wide variety of private equity investors, business brokers, investment bankers, and various intermediaries and referral sources;

  . relationships with manufacturers, dealers, and distributors;

  . direct calling on prospective borrowers; and

  . relationships with financial institutions.

    We have invested in expanding and broadening our market coverage in several of our businesses, particularly Small Business Finance and Leasing Services. We expect these investments to enhance our ability to generate new transactions and revenue growth.

    We design the structure of our sales force compensation to encourage:

  . profitable new business development;

  . client retention;

  . credit quality;

  . solid pricing margins; and

  . cross-referral of business opportunities to other business groups.

    We have developed a cross-referral program, "CrossLink," to compensate sales force members and other employees for the generation of cross-referral business volume. We expect that CrossLink will increase the volume of cross referral business in 1999.

    We also market our products and services through the use of:

  . general market advertising;

  . trade advertising;

  . direct mail;

  . a web site;

  . public relations;

  . newsletters;

  . trade show attendance and sponsorship;

  . presenting educational seminars; and

  . a variety of other market--and industry-specific events.

    We maintain several proprietary databases for the purpose of generating targeted, customized direct marketing campaigns and for tracking relationship history with certain clients and prospects. We regularly conduct client satisfaction surveys and other market research studies designed to assess our competitive position and to identify unfulfilled needs of our clients and prospects.

Competition

    Heller's markets are highly fragmented and extremely competitive. They are characterized by competitive factors that vary by product and geographic region. Our competitors include:

  . other commercial finance companies;

  . national and regional banks and thrift institutions;

  . investment banks;

  . leasing companies;

  . investment companies; and

  . manufacturers and vendors.

    Competition from both traditional competitors and new market entrants has intensified in recent years as the result of an improving economy, growing marketplace liquidity and an increasing recognition of the attractiveness of the commercial finance markets. Also, the rapid expansion of the securitization markets is dramatically reducing the difficulty of accessing capital, which previously provided a significant barrier to entry for new competitors into these markets. This is further intensifying competition in certain market segments.

    We compete primarily on the basis of pricing, terms, structure and service. Our competitors often seek to compete aggressively on the basis of these factors. We may lose market share to the extent we are unwilling to match our competitors' pricing, terms or structure in order to maintain our spreads or to maintain our credit discipline. To the extent that we match competitors' pricing, terms or structure, we may experience decreased spreads and/or increased risk of credit losses. Many of our competitors are large companies that have substantial capital, technological and marketing resources. Some of them are larger than we are and may have access to capital at a lower cost than we do. Further, the size and access to capital of certain of our competitors are being enhanced by the recent surge in consolidation activity in the commercial and investment banking industries. Also, our competitors include businesses that are not affiliated with bank holding companies and therefore are not subject to the same extensive federal regulations that govern bank holding companies and their subsidiaries. As a result, such non-banking competitors may engage in certain activities in which we are currently prohibited from engaging.

Regulation

  Bank Holding Company Act

    Fuji Bank is a bank holding company within the meaning of the Bank Holding Company Act of 1956 and is registered as such with the Board of Governors of the Federal Reserve System. As a result, we are subject to the Bank Holding Company Act and are subject to examination by the Federal Reserve.

    In general, the Bank Holding Company Act limits the activities in which we may engage to those the Federal Reserve has generally determined to be "so closely related to banking . . . as to be a proper incident thereto." The Bank Holding Company Act generally requires the approval of the Federal Reserve before we may engage in such activities. To obtain the Federal Reserve's approval, Fuji Bank must submit a notice that provides information both about the proposed activity or acquisition and about the financial condition and operations of Fuji Bank and Heller. The Bank Holding Company Act will continue to apply to the Company for as long as Fuji Bank holds 25% or more of any class of our voting stock or otherwise is deemed by the Federal Reserve to control our management or operations. Our current business activities either constitute permitted activities or have received the Federal Reserve's express authority.

  Japanese Banking Law

    Fuji Bank, as a Japanese bank, is also required to comply with the Japanese Banking Law. During 1998, the Banking Law was amended. The Banking Law limits the type of subsidiaries in which a Japanese bank may invest to those that conduct "eligible businesses." A subsidiary is defined as an entity in which there is ownership of more than 50% of the voting shares. Eligible businesses generally include banks, securities firms, insurance companies, administrative businesses and financial companies. Establishment of any subsidiary requires the prior approval of the Financial Supervisory Agency, an agency of the Prime Minister's Office. Non-eligible business investments are permitted if acquired as collateral, although disposition of such businesses is required within one year.

    Heller intends to use its best efforts to cooperate with Fuji Bank in Fuji Bank's compliance with the new statute, provided that such cooperation would not, in the judgment of Heller's management, materially and adversely affect Heller's business operations. We do not believe that our cooperation will have a material adverse effect on our current business operations or on the achievement of our intended business and financial goals.

  Small Business Act

    SBA loans that we make are governed by the Small Business Act and the Small Business Investment Act of 1958, as amended, and may be subject to the same regulations by certain states as are other commercial finance operations. The federal statutes and regulations specify the types of loans and loan amounts which are eligible for the SBA's guaranty as well as the servicing requirements imposed on the lender to maintain SBA guarantees.

  Other

    Our operations are subject, in certain instances, to supervision and regulation by state and federal governmental authorities. They may also be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things:

  . regulate credit granting activities;

  . establish maximum interest rates, finance charges and other charges;

  . require disclosures to customers;

  . govern secured transactions; and

  . set collection, foreclosure, repossession and claims handling procedures and other trade practices.

    Although most states do not regulate commercial finance, certain states impose limitations on interest rates and other charges and on certain collection practices and creditor remedies. They may also require licensing of lenders and financiers and adequate disclosure of certain contract terms. We are also required to comply with certain provisions of the Equal Credit Opportunity Act applicable to commercial loans. Additionally, we are subject to regulation in those countries in which we have operations and in most cases have been required to obtain central governmental approval before commencing business.

    In the judgment of management, existing statutes and regulations have not had a material adverse effect on our business. However, it is not possible to forecast the nature of future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon our future business, financial condition, results of operations or prospects.

Employees

    As of December 31, 1998, Heller had 2,714 employees. We are not subject to any collective bargaining agreements.

    In January 1999, to more closely align the goals of Heller with those of our employees, we awarded approximately 17,000 shares of our Class A Common Stock and approximately 1.2 million stock options for the purchase of shares of our Class A Common Stock to various employees throughout Heller.

Risk Management

    Heller's business activities contain elements of risk. We consider the principal types of risk to be:

  . credit risk; and

  . asset/liability risk (including our primary market risk exposures of interest rate and foreign exchange risk as well as liquidity risk).

    We consider the proper management of risk essential to conducting our business and to maintaining profitability. Accordingly, we have designed our risk management systems and procedures to identify and analyze our risks. We have set appropriate policies and limits to continually monitor these risks and limits by means of administrative and information systems and other policies and programs.

  Credit Risk Management

    We manage credit risk through:

  . underwriting procedures;

  . centralized approval of individual transactions; and

  . active portfolio and account management.

    We have developed underwriting procedures for each business line that enable us to assess a prospective borrower's ability to perform in accordance with established loan terms. These procedures include:

  . analyzing business or property cash flows and collateral values;

  . performing financial sensitivity analyses; and

  . assessing potential exit strategies.

    For transactions we originate with the intent of reducing our ultimate retained asset size, we assign a risk rating prior to approval of the underlying transaction that reflects our confidence level, prior to funding, in syndicating the proposed transaction. A Senior Credit Officer who reports directly to our Chief Credit Officer reviews and approves financing and restructuring transactions that exceed designated amounts. Larger transactions require approval of our Chief Credit Officer or of a centralized credit committee comprised of our Chairman, Chief Operating Officer, Chief Credit Officer and Chief Financial Officer. Our Chief Credit Officer and, in some cases, our Chairman, conducts a quarterly portfolio review of each business group's significant assets.

    We manage our portfolio by monitoring transaction sizes as well as diversification according to (1) industry, (2) geographic area, (3) property type and (4) identity of borrower. Through these practices, management identifies and limits exposure to unfavorable risks and seeks favorable financing opportunities. We use (1) loan grading systems to monitor the performance of loans by product category and (2) an overall risk classification system to monitor the risk characteristics of the total portfolio. These systems generally consider (1) debt service coverage, (2) the relationship of the loan to underlying business or collateral value, (3) industry characteristics, (4) principal and interest risk and (5) credit enhancements such as guarantees, irrevocable letters of credit and recourse provisions.

    When an account experiences financial difficulties, professionals who specialize in managing workout situations are brought in to more closely monitor the account and formulate strategies to optimize and accelerate the resolution process. An independent loan review function performs reviews to validate the loan grading of assets and provides its findings to senior management and to our Board's Audit Committee. Our Internal Audit Department, which is independent of operations, performs reviews of credit management and operation processes and also reports its findings to senior management and our Board's Audit Committee.

  Asset/Liability Management

    We actively measure and quantify (1) interest rate risk, (2) foreign exchange risk and (3) liquidity risk, in each case resulting from normal business operations and derivatives hedging activity. We use derivatives as an integral part of our asset/liability management program. We use these derivatives to:

  . diversify sources of funding;

  . alter interest rate exposure arising from mismatches between assets and liabilities; and

  . manage exposure to fluctuations in foreign exchange rates.

    We are not an interest rate swap dealer nor are we a trader in derivatives. We do not use derivative products for the purpose of generating earnings from changes in market conditions.

    Before entering into a derivative transaction, we determine that a high correlation exists between the change in value of a hedged item and the value of the derivative. When we execute each transaction, we designate the derivative to specific assets, pools of assets or liabilities. The risk that a derivative will become an ineffective hedge is generally limited to the possibility that an asset or liability being hedged will prepay before the related derivative matures. Accordingly, after the inception of a hedge transaction, our asset/liability managers monitor the effectiveness of derivatives through an ongoing review of the amounts and maturities of assets, liabilities and swap positions. They report this information to our Financial Risk Management Committee (the FRMC), whose members include our Chairman,

Chief Operating Officer, Chief Credit Officer, Chief Financial Officer and Treasurer. The FRMC determines the direction we will take with respect to our financial risk position and regularly reviews interest rate sensitivity, foreign exchange exposures, funding needs and liquidity. We regularly report these positions and the related FRMC activities to the Board of Directors and our Board's Executive Committee.

    Interest Rate Risk Management. We regularly measure and quantify our sensitivity to changes in interest rates in terms of our two primary risks of potential loss, "basis risk" and "mismatch risk." Basis risk is the exposure created from the use of different interest rate indices to reprice assets versus liabilities, such as prime based assets funded with commercial paper liabilities. Mismatch risk is the exposure created from the repricing or maturity characteristics of on and off balance sheet assets versus the repricing or maturity characteristics of on and off balance sheet liabilities.

    We use various models to assess interest rate risk in terms of the potential effect on net interest income, market value of net assets, and value at risk in an effort to ensure that our exposure to any significant adverse effects of changes in interest rates is limited to that approved by the Board of Directors and the FRMC. The FRMC reviews the results of these models monthly. Assuming our balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, when the month-end difference between the repricing or maturing of assets and liabilities was at its greatest during 1998, a hypothetical immediate 100 basis point change in interest rates would have affected net interest income and net income by less than 1.0% over a six month horizon.

    Additionally, if our balance sheet were to remain constant and no actions were taken to alter the existing prime/commercial paper exposure, when the net notional exposure was at its greatest during 1998, a 30 basis point compression in the existing basis would have altered net interest income and net income by approximately 2.0% over a twelve month horizon.

    Although we believe that this measure indicates our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and balance sheet composition and other business developments that could affect net income. Accordingly, we can give no assurances that actual results would not differ materially from the potential outcome simulated.

    Interest rate swaps are our primary tool for financial risk management. These instruments enable us to match more closely the interest rate and maturity characteristics of our assets and liabilities. As such, we use interest rate swaps to:

  . change the characteristics of fixed rate debt to that of variable rate debt;

  . alter the characteristics of specific fixed rate asset pools to more closely match the interest rate terms of the underlying financing; and

  . modify the variable rate basis of a liability to more closely match the variable rate basis used for variable rate receivables.

    Heller's underlying business activities remain unchanged from 1997 and are not expected to substantially change in 1999. Interest rate risk remains a primary market risk exposure that we will continue to manage. We anticipate utilizing instruments, in addition to interest rate swaps, to hedge interest rate risk in 1999.

    At December 31, 1998, we had $7.1 billion in notional amount of interest rate swap and basis swap agreements with commercial banks and investment banking firms.

    The following table provides information about certain of Heller's financial instruments that are sensitive to changes in interest rates. For receivables, investments and debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity date at December 31, 1998. Weighted average variable rates provided in the table, of which the majority are LIBOR based and to a lesser extent are based on Prime, represent the interest rates in effect at December 31, 1998 and assume that no changes in interest rates will occur over the remaining life of the respective assets or liabilities. The information is reported in U.S. dollar equivalents, which is our reporting currency.

                                          Expected Maturity Date
                          ------------------------------------------------------------
                                                                                 Fair
                           1999    2000   2001   2002  2003  Thereafter Total   value
                          ------  ------  -----  ----  ----  ---------- ------  ------
Rate sensitive assets
---------------------                     (dollars in millions)
Fixed interest rate
 receivables*...........  $1,328  $  920  $ 435  $296  $176     $467    $3,622  $3,962
Average interest rate...    9.33%   9.09%  9.48% 9.33% 9.41%    9.39%     9.30%
Variable interest rate
 receivables*...........  $3,411  $1,037  $ 794  $797  $201     $551    $6,791  $6,755
Average interest rate...    8.11%   9.01%  8.89% 8.96% 9.23%    9.50%     8.58%
Fixed interest rate
 investments............  $   29  $   93  $  43  $  3  $  2     $132    $  302  $  314
Average interest rate...   13.81%   9.21%  9.03% 9.10% 9.10%    9.76%     9.87%
Variable interest rate
 investments............  $   45  $   77  $  61  $  1  $  1     $ 20    $  205  $  222
Average interest rate...   10.71%  10.69% 10.12% 7.39% 7.39%    8.20%    10.25%
Rate sensitive
liabilities
--------------
Commercial paper and
 short-term borrowings..  $3,681      --     --    --    --       --    $3,681  $3,681
Average interest rate...    5.20%     --     --    --    --       --      5.20%
Notes and debentures
 Fixed rate.............  $1,052  $1,336  $ 703  $542  $ 43     $210    $3,886  $3,896
 Average interest rate..    7.22%   5.46%  6.20% 6.60% 5.90%    6.94%     6.31%
 Variable rate..........  $1,464  $1,127  $ 150  $ 45  $ 22     $ 71    $2,879  $2,879
 Average interest rate..    5.24%   5.47%  5.92% 5.45% 5.47%    4.00%     5.34%

--------
   * net of credit balances of factoring clients

    The following table provides information about certain of Heller's derivative financial instruments that are sensitive to changes in interest rates. For interest rate swaps and basis swaps, the table presents notional amounts and weighted average receive/pay rates by expected maturity date at December 31, 1998. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates provided in the table, which are generally LIBOR based, represent the interest rates in effect at December 31, 1998 and assume that no changes in interest rates will occur over the remaining life of the respective swaps. The information is reported in U.S. dollar equivalents, which is our reporting currency.

                                          Expected Maturity Date
                           -----------------------------------------------------------
                                                                                 Fair
                            1999    2000   2001   2002  2003  Thereafter Total   Value
                           ------  ------  -----  ----  ----  ---------- ------  -----
Rate sensitive derivative
financial instruments
-------------------------                  (dollars in millions)
Interest Rate Swap
 Agreements and Basis
 Swap Agreements
Pay a fixed rate/receive
 a floating rate
 Notional amount........   $   45  $  335  $  39  $102  $100    $1,035   $1,656  $(66)
 Weighted average
  receive rate..........     5.52%   5.32%  5.91% 5.65% 5.56%     5.52%    5.50%
 Weighted average pay
  rate..................     5.47%   5.11%  6.19% 6.80% 5.81%     6.21%    5.98%
Pay a floating
 rate/receive a fixed
 rate
 Notional amount........   $1,185  $1,169  $ 300  $ 45  $ 15    $  250   $2,964  $ 42
 Weighted average
  receive rate..........     6.63%   5.38%  5.94% 5.89% 5.76%     6.30%    6.02%
 Weighted average pay
  rate..................     5.64%   5.51%  5.68% 5.86% 5.55%     5.68%    5.60%
Pay a floating
 rate/receive a
 different floating
 rate:
 Notional amount........   $1,255  $1,040  $ 125  $ 51    --        --   $2,471  $ (3)
 Weighted average
  receive rate..........     5.56%   5.61% 11.62% 5.67%   --        --     5.89%
 Weighted average pay
  rate..................     5.54%   5.60% 10.44% 5.44%   --        --     5.81%
                           ------  ------  -----  ----  ----    ------   ------  ----
Total notional amount...   $2,485  $2,544  $ 464  $198  $115    $1,285   $7,091  $(27)
                           ======  ======  =====  ====  ====    ======   ======  ====
Total weighted average
 rate on swaps:
 Receive rate...........     6.08%   5.46%  7.50% 5.72% 5.59%     5.67%    5.86%
 Pay rate...............     5.60%   5.51%  7.08% 6.27% 5.78%     6.11%    5.78%

    At December 31, 1998, we also have foreign currency interest rate swaps that are sensitive to changes in interest rates. See "Foreign Exchange Risk Management" for information on these instruments.

    Foreign Exchange Risk Management. We invest in and operate commercial finance companies throughout the world. Over the course of time, reported results from our operations and investments in foreign countries may fluctuate in response to exchange rate movements in the U.S. dollar. While our Western European operations and investments represent our largest areas of activity, reported results will be influenced to a lesser extent by the exchange rate movements in the currencies of certain countries in Asia and Latin America where our subsidiaries and investments are located.

    In order to minimize the effect of fluctuations in foreign currency exchange rates on our financial results, we periodically enter into forward currency exchange contracts, cross currency swap agreements or purchase currency options. These financial instruments serve as hedges of our foreign investment in international subsidiaries and joint ventures or effectively hedge the translation of the related foreign currency income. We held $820 million in notional amount of forward currency exchange contracts and $616 million in notional amount of cross currency swap agreements at December 31, 1998. Included in the cross currency interest rate swap agreements were $306 million used to hedge debt instruments issued in foreign currencies at December 31, 1998. Through these contracts, we effectively sell the local currency and buy U.S. dollars. We also periodically enter into forward contracts to hedge receivables denominated in foreign currencies or purchase foreign currencies in the spot market to settle a foreign currency denominated liability.

    Heller's exposure to foreign exchange risk has increased somewhat since 1997 due to the Dealer Product's Group acquisition, as we now have operations in countries for which we previously did not conduct business. Foreign exchange risk remains a primary market risk exposure that we will continue to manage. We have not altered the way in which we hedge our foreign exchange risk nor do we anticipate any significant changes in 1999. Our implementation of Financial Accounting Standard No. 133, "Accounting for Derivatives and Hedging Activities," may however, impact our use of certain foreign currency hedging instruments in 1999.

    The following table provides information about certain of Heller's financial instruments that are sensitive to changes in foreign exchange rates, including assets and liabilities. The table presents principal cash flows and related weighted average interest rates by expected maturity date at December 31, 1998 for these instruments. Weighted average interest rates provided in the table represent the interest rates in effect at December 31, 1998 and assume that no changes in variable interest rates will occur over the remaining life of the respective assets or liabilities. The information is reported in U.S. dollar equivalents, which is our reporting currency.

                                         Expected Maturity Date
                         -------------------------------------------------------------
                                                                                 Fair
                          1999   2000   2001   2002   2003   Thereafter Total   Value
                         ------  -----  -----  -----  -----  ---------- ------  ------
                                          (dollars in millions)
Foreign Currency
Sensitive Assets
----------------
Australian Dollar
 assets*................ $   77  $   6  $   5  $   2  $   1       --    $   91  $   89
Average interest rate...  10.15% 10.15% 10.15% 10.15% 10.15%      --     10.15%
British Pound assets.... $  103  $  73  $  38  $  17  $   8    $   6    $  245  $  245
Average interest rate...  14.50% 14.50% 14.50% 14.50% 14.50%   14.50%    14.50%
Canadian Dollar assets.. $   20  $  14  $   7  $   3  $   2       --    $   46  $   46
Average interest rate...   9.00%  8.00%  7.50%  7.00%  6.00%      --      8.00%
French Franc assets*.... $1,208     --     --     --     --       --    $1,208  $1,195
Average interest rate...   4.76%    --     --     --     --       --      4.76%
German Mark assets...... $    3  $   3  $   2  $   1     --    $   1    $   10  $   10
Average interest rate...  14.28% 14.28% 14.28% 14.28%    --    14.28%    14.28%
Mexican Peso assets*.... $   20     --     --     --     --       --    $   20  $   18
Average interest rate...  37.88%    --     --     --     --       --     37.88%
Singapore Dollar
 assets*................ $   52  $  11  $   4  $   1     --       --    $   68  $   65
Average interest rate...   9.89%  9.50%  9.50%  9.50%    --       --      9.82%
Swiss Franc assets...... $   10  $   7  $   3  $   1     --    $   2    $   23  $   23
Average interest rate...  10.32% 10.32% 10.32% 10.32%    --    10.32%    10.32%
Foreign Currency
Sensitive Liabilities
---------------------
Australian Dollar
 liabilities............ $   69     --     --     --     --       --    $   69  $   69
Average interest rate...   6.12%    --     --     --     --       --      6.12%
French Franc
 liabilities............ $1,169     --     --  $  26  $  72       --    $1,267  $1,267
Average interest rate...   3.57%    --     --   5.25%  4.00%      --      3.63%
Mexican Peso
 liabilities............ $   30     --     --     --     --       --    $   30  $   30
Average interest rate...  24.88%    --     --     --     --       --     24.88%
Singapore Dollar
 liabilities............ $   35     --     --     --     --       --    $   35  $   35
Average interest rate...   7.80%    --     --     --     --       --      7.80%

--------
*net of credit balances of factoring clients

    The following table provides information about Heller's forward currency exchange contracts which are sensitive to changes in foreign exchange rates. The table presents notional amounts and related weighted average exchange rates at December 31, 1998 for these instruments. Weighted average exchange rates provided in the table, represent the contract rates in effect at December 31, 1998. The forward currency exchange contracts listed below all mature during 1999. The information is reported in U.S. dollar equivalents, which is our reporting currency.

                                                                 Average
                                                        Notional Exchange Fair
                                                         Amount    Rate   Value
                                                        -------- -------- -----
                                                         (dollars in millions)
      Foreign Currency Sensitive Derivatives
      --------------------------------------
      Forward Contracts to sell Foreign Currencies for
       USD
      Australian Dollars..............................    $ 26     0.622  $0.37
      Belgium Francs..................................      17    34.280  (0.04)
      British Pounds..................................      40     1.656  (0.01)
      Canadian Dollars................................      16     1.550  (0.18)
      Danish Krona....................................      14     6.346   0.03
      Dutch Guilders..................................     261     1.868   0.08
      French Francs...................................     343     5.555   1.06
      German Marks....................................       6     1.629  (0.01)
      Mexican Pesos...................................      11    10.125  (0.20)
      Portuguese Escudos..............................      15   170.523  (0.04)
      Singapore Dollars...............................      38     1.642   0.15
      Spanish Pesetas.................................      11   141.314   0.03
      Swiss Francs....................................      22     1.293   0.34
                                                          ----            -----
       Total..........................................    $820            $1.58
                                                          ====            =====

    The following table provides information about Heller's cross currency swaps that are sensitive to changes in foreign exchange rates. The table presents notional amounts and weighted average receive/pay rates by expected maturity date at December 31, 1998. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average floating rates provided in the table are based on the rates in effect at December 31, 1998 and assume that no changes in rates will occur over the remaining life of the respective currency swaps. The information is reported in U.S. dollar equivalents, which is our reporting currency.

                                          Expected Maturity Date
                          ----------------------------------------------------------
                          1999   2000   2001   2002 2003 Thereafter Total  FairValue
                          -----  -----  -----  ---- ---- ---------- -----  ---------
                                          (dollars in millions)
Foreign Currency
Sensitive Derivatives
---------------------
Currency Swap Agreements
Payment of British
 Pounds
 Notional amount........  $  83  $  50  $  25  --   --       --     $ 158    $--
 Pay fixed British Pound
  rate..................   5.68%  5.67%  5.77% --   --       --      5.69%
 Receive floating US
  rate..................   6.05%  6.05%  6.05% --   --       --      6.05%

Payment of Canadian
 Dollars
 Notional amount........  $  16  $  10  $   3  --   --     $  17    $  46    $--
 Pay fixed Canadian
  Dollar rate...........   5.69%  5.54%  5.63% --   --      7.04%    6.15%
 Receive floating US
  rate..................   6.06%  6.06%  6.06% --   --      7.06%    6.42%

Payment of French Francs
 Notional amount........  $ 106    --     --   --   --       --     $ 106    $  2
 Pay fixed French Franc
  rate..................   3.88%   --     --   --   --       --      3.88%
 Receive fixed US rate..   6.62%   --     --   --   --       --      6.62%

Receipt of Japanese Yen
 Notional amount........    --   $ 306    --   --   --       --     $ 306    $(31)
 Receive fixed Japanese
  Yen rate..............    --    3.26%   --   --   --       --      3.26%
 Pay floating US rate...    --    6.32%   --   --   --       --      6.32%
                                                                    -----    ----
 Total..................                                            $ 616    $(29)
                                                                    =====    ====

    Liquidity Risk Management. We manage liquidity risk primarily by:

    (1) monitoring the relative maturities of assets and liabilities;

    (2) borrowing funds through the U.S. and international money and capital markets and bank credit markets; and

    (3) ensuring the availability of substantial sources of liquidity such as unused committed bank lines.

    We use cash to fund asset growth and to meet debt obligations and other commitments on a timely and cost-effective basis. Our primary sources of funds are:

      (1) commercial paper borrowings;

     (2) issuances of medium-term notes and other term debt securities; and

     (3) the syndication, securitization or sale of certain lending assets.

    At December 31, 1998, commercial paper borrowings were $3.7 billion and amounts due on term debt within one year were $2.5 billion. If we are unable to access such markets at acceptable terms, we could draw on our bank credit and asset sale facilities and use cash flow from operations and portfolio liquidations to satisfy our liquidity needs. At December 31, 1998, we had committed liquidity support through our bank credit and asset sale facilities totaling $5.1 billion. Our bank facilities include two 364-day facilities expiring in April 1999 and October 1999 (both of which we intend to renew), representing, on a consolidated basis, 142% of outstanding commercial paper and short-term borrowings. We believe that such credit lines should provide us with sufficient liquidity under foreseeable conditions. See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for further information concerning our liquidity.

Portfolio Quality

    The high credit quality of our portfolio in 1998 reflected the effectiveness of our credit strategies, underwriting and portfolio management and disciplined credit approval process. As of December 31, 1998, nonearning assets were $211 million, or 1.8% of lending assets, versus $155 million, or 1.4% of lending assets, at the end of 1997. We remain favorable to our stated target range for nonearning assets of 2-4% of lending assets. In addition, our allowance for losses of receivables was in excess of 100% of nonearning impaired receivables as of December 31, 1998 and 1997. The following table presents information about the credit quality of our portfolio:

                                                           December 31,
                                                      ------------------------
                                                       1998     1997     1996
                                                      -------  -------  ------
                                                          (in millions)
   Lending Assets and Investments:
    Receivables.....................................  $11,854  $10,722  $8,529
    Repossessed assets..............................        3       14      14
                                                      -------  -------  ------
      Total lending assets..........................   11,857   10,736   8,543
    Equity and real estate investments..............      617      488     419
    Debt securities.................................      400      311     251
    Operating leases................................      321      195     135
    Investments in international joint ventures.....      235      198     272
                                                      -------  -------  ------
      Total lending assets and investments..........  $13,430  $11,928  $9,620
                                                      =======  =======  ======

                                                           December 31,
                                                      ------------------------
                                                       1998     1997     1996
                                                      -------  -------  ------
                                                      (dollars in millions)
   Nonearning Assets:
    Impaired receivables............................  $   208  $   141  $  264
    Repossessed assets..............................        3       14      14
                                                      -------  -------  ------
      Total nonearning assets.......................  $   211  $   155  $  278
                                                      =======  =======  ======
    Ratio of nonearning impaired receivables to
     receivables....................................      1.8%     1.3%    3.1%
    Ratio of total nonearning assets to total
     lending assets.................................      1.8%     1.4%    3.3%
   Allowances for Losses:
    Allowance for losses of receivables.............  $   271  $   261  $  225
    Ratio of allowance for losses of receivables to
     receivables....................................      2.3%     2.4%    2.6%
    Ratio of allowances for losses of receivables
     to net writedowns..............................      3.3x     1.8x    2.1x
    Ratio of allowance for losses of receivables to
     nonearning impaired receivables................    130.3%   185.1%   85.2%
   Delinquencies:
    Earning loans delinquent 60 days or more........  $   184  $   151  $  143
    Ratio of earning loans delinquent 60 days or
     more to
     receivables....................................      1.6%     1.4%    1.7%
                                                        For the Year Ended
                                                           December 31,
                                                      ------------------------
                                                       1998     1997     1996
                                                      -------  -------  ------
                                                      (dollars in millions)
   Net Writedowns of Lending Assets:
    Net writedowns on receivables...................  $    81  $   139  $  104
    Net writedowns on repossessed assets............      --         7       4
                                                      -------  -------  ------
      Total net writedowns..........................  $    81  $   146  $  108
                                                      =======  =======  ======
    Ratio of net writedowns to average lending
     assets.........................................      0.7%     1.5%    1.3%

    Nonearning Assets. We classify receivables as nonearning when we have significant doubt about the ability of the debtor to meet current contractual terms. This may be evidenced by (1) loan delinquency, (2) reduction of cash flows, (3) deterioration in the loan to value relationship and (4) other relevant considerations. The table below shows nonearning assets by business line in 1998, 1997 and 1996:

                                         For the Year Ended December 31,
                                   --------------------------------------------
                                        1998           1997           1996
                                   -------------- -------------- --------------
                                   Amount Percent Amount Percent Amount Percent
                                   ------ ------- ------ ------- ------ -------
                                              (dollars in millions)
   Domestic Commercial Finance
    Corporate Finance............   $ 13      6%   $  7      5%   $ 40     14%
    Real Estate Finance..........      8      4       5      3       3      1
    Leasing Services.............     25     12      14      9       9      3
    Small Business Finance.......     33     16      16     10       5      2
    Commercial Services..........      5      2       2      1       3      1
    Other........................    101     48      92     59     193     70
                                    ----    ---    ----    ---    ----    ---
   Total Domestic Commercial
    Finance......................    185     88     136     87     253     91
   International Factoring and
    Asset Based Finance..........     26     12      19     13      25      9
                                    ----    ---    ----    ---    ----    ---
    Nonearning assets............   $211    100%   $155    100%   $278    100%
                                    ====    ===    ====    ===    ====    ===

    The increase in Leasing Services' nonearning assets is a result of our acquisition of the Dealer Products Group. The increase in Small Business Finance's nonearning assets is primarily due to growth in its portfolio. Approximately 70% of those nonearning assets are guaranteed by the SBA under its 7(a) loan program. Other nonearning assets consist of transactions for business activities we are no longer pursuing.

    Allowance for Losses. The allowance for losses of receivables is a general reserve available to absorb losses in the entire portfolio. We establish this allowance through direct charges to income. Losses are charged to the allowance when we deem all or a portion of a receivable uncollectible. We review the allowance periodically and we adjust it when appropriate given (1) the size and loss experience of the overall portfolio, (2) the effect of current economic conditions and (3) the collectibility and workout potential of identified risk and nonearning accounts. For repossessed assets, if the fair value declines after the time of repossession, we record a writedown to reflect this reduction in value.

    The allowance for losses of receivables totaled $271 million, or 2.3% of receivables, at December 31, 1998 versus $261 million, or 2.4% of receivables, at December 31, 1997. The decrease as a percentage of receivables is consistent with the strong credit performance of our portfolio. The ratio of allowance for losses of receivables to nonearning impaired receivables exceeded 100% both at December 31, 1998 and 1997.

    Delinquent Earning Accounts and Loan Modifications. Earning accounts greater than 60 days past due totaled $184 million, or 1.6% of receivables at December 31, 1998 compared to 1.4% at December 31, 1997. A portion of this increase was due to the acquisition of the Dealer Products Group. The level of delinquent earning accounts changes between periods based on the timing of payments and the effects of changes in general economic conditions on our borrowers. Troubled debt restructurings were $14 million at December 31, 1998 versus $13 million at December 31, 1997.

    We had $11 million of receivables at December 31, 1998 that we restructured at market rates of interest, written down from the original loan balance and returned to earning status. We expect to fully recover the recorded investment of these receivables.

    Writedowns. Net writedowns, shown below for the years ended December 31, 1998, 1997 and 1996, decreased in 1998 due to lower writedowns and higher recoveries in the Other category compared to 1997. This category represents transactions for business activities we are no longer pursuing.

                                        For the Year Ended December 31,
                                  --------------------------------------------
                                       1998           1997           1996
                                  -------------- -------------- --------------
                                  Amount Percent Amount Percent Amount Percent
                                  ------ ------- ------ ------- ------ -------
                                             (dollars in millions)
   Net Writedowns of Lending
    Assets:
    Domestic Commercial Finance
     Corporate Finance...........  $14      17%   $ 25     17%   $ 13     12%
      Real Estate Finance........   45      55       1      1       1      1
      Leasing Services...........    3       4       1      1      (3)    (3)
      Small Business Finance.....    3       4       2      1       1      1
      Commercial Services........   13      16       8      5       9      8
      Other......................   (2)     (2)     87     60      87     81
                                   ---     ---    ----    ---    ----    ---
    Total Domestic Commercial
     Finance.....................   76      94     124     85     108    100
    International Factoring and
     Asset Based Finance.........    5       6      22     15     --     --
                                   ---     ---    ----    ---    ----    ---
        Total net writedowns.....  $81     100%   $146    100%   $108    100%
                                   ===     ===    ====    ===    ====    ===

    Net writedowns for 1998 totaled $81 million or 0.7% of average lending assets, compared to $146 million or 1.5% for the same period in 1997. Gross writedowns totaled $145 million for 1998, compared to $169 million in the prior year, while gross recoveries totaled $64 million in 1998 compared to $23 million in 1997. The increase in Real Estate Finance net writedowns during 1998 was the result of the $40 million writedown on CMBS assets recorded in the fourth quarter. Excluding this writedown, Real Estate Finance net writedowns were $5 million, or 0.3% of Real Estate Finance average lending assets during 1998.

    During 1998, we recorded net recoveries of $2 million on our Other portfolio, as compared with net writedowns of $87 million in 1997. This is the result of recording higher levels of recoveries on Real Estate Finance and Corporate Finance transactions originated before 1990 under different underwriting criteria. The decrease in International net writedowns in 1998 was due to higher levels of writedowns recorded in 1997 in conjunction with our Mexican subsidiary.

ITEM 2. PROPERTIES

    We lease office space for our corporate headquarters at 500 West Monroe Street, Chicago, Illinois 60661. We lease other offices throughout the United States, Canada, Europe, Asia/Pacific and Latin America. For information concerning our lease obligations, see Note 10 to the Consolidated Financial Statements. We own an office building used by Leasing Services in the United Kingdom.

ITEM 3. LEGAL PROCEEDINGS

    We are a party to a number of legal proceedings as plaintiff and defendant, all arising in the ordinary course of our business. We believe that the amounts, if any, which we may ultimately pay regarding these matters will not have a material adverse effect on our business, financial condition or results of operations. However, we have no assurance that an unfavorable decision in any such legal proceeding would not have a material adverse effect.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the security holders of Heller in the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Heller's Class A Common Stock has traded on the New York and Chicago Stock Exchanges, under the symbol HF, since our initial public offering in May 1998. The following tables summarize the high and low market prices as reported on the New York Stock Exchange Composite Tape for the periods indicated and the cash dividends declared during 1998 and 1997:

                                                                    Sales Price
                                                                     Range of
                                                                   Common Stock
                                                                       1998
                                                                   -------------
                                                                    High   Low
                                                                   ------ ------
      Quarters:
       First.....................................................     N/A    N/A
       Second....................................................  $30.82 $26.50
       Third.....................................................  $30.75 $19.75
       Fourth....................................................  $29.13 $17.00

                                                                      Dividends
                                                                     Declared on
                                                                       Common
                                                                        Stock
                                                                     (dollars in
                                                                      millions)
                                                                     -----------
                                                                      1998  1997
                                                                     ------ ----
      Quarters:
       First........................................................ $  465 $14
       Second.......................................................    533  14
       Third........................................................    --   14
       Fourth.......................................................      8  27
                                                                     ------ ---
         Total dividends paid....................................... $1,006 $69
                                                                     ====== ===

    In 1998, we declared and paid cash dividends of over $1 billion on our Common Stock. These dividends included $998 million paid on the Common Stock owned by FAHI, both before and after the IPO. This amount included a $450 million dividend paid in February 1998 in the form of a subordinated note, which we subsequently repaid, and cash dividends in the first and second quarters of $15 million and $533 million, respectively.

    In the fourth quarter we paid cash dividends of $8 million, or $0.09 per share, ratably on our Class A and Class B Common Stock. In 1997, we paid dividends of $69 million on our Common Stock to Heller International Corporation (HIC). Of the dividends paid in 1997, we paid $43 million in cash and $26 million in preferred stock issued by International Group.

    During the first quarter of 1999, we declared and paid dividends ratably on our Class A and Class B Common Stock of $0.09 per share.

    We are prohibited from paying dividends on Common Stock unless:

  (1) we have paid all declared dividends on all of our outstanding shares of Preferred Stock, Series C and Series D; and

  (2) we have paid all full cumulative dividends on all outstanding shares of our Cumulative Perpetual Senior Preferred Stock, Series A.

    All such preferred stock dividends have been paid to date.

    Effective January 1998, we exchanged our 6.687% Fixed Rated Noncumulative Perpetual Senior Preferred Stock, Series C, for all formerly outstanding 6.687% Noncumulative Perpetual Senior Preferred Stock, Series B. Our issuance of the Series C Preferred Stock was registered under the Securities Act of 1933, as amended. All 1,500,000 shares of Series C Preferred Stock are currently outstanding.

    At December 31, 1998, we had outstanding borrowings under our domestic and foreign commercial paper programs of approximately $2.7 billion. Under these programs, we issue, from time to time, notes with a maturity of nine months or less, primarily to institutional investors. These notes are exempt from the registration requirements of the Securities Act of 1933 under Section 3(a)(3) of that Act.

    As of March 1, 1999, there were approximately 220 holders of record of Heller's Class A Common Stock, one of which represents approximately 8,000 beneficial holders. FAHI is the sole record holder of Heller's Class B Common Stock. The closing price of the Class A Common Stock on March 1, 1999 was $24.69.

ITEM 6. SELECTED FINANCIAL DATA

    The results of our operations and balance sheet data for each of the years in the three-year period ended December 31, 1998 and as of December 31, 1998 and 1997, respectively, were derived from the audited Consolidated Financial Statements of Heller, and the notes thereto, which appear elsewhere in this Form 10-K. The results of operations and balance sheet data for each of the years in the two-year period ended December 31, 1995 and as of December 31, 1996, 1995 and 1994, respectively, except 1994 net income applicable to common stock, were derived from audited consolidated financial statements of Heller, and the notes thereto, which are not presented herein. The data presented below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements, and the notes thereto, appearing elsewhere in this Form 10-K.

                                                    Year Ended December 31,
                                               ---------------------------------
                                               1998(1)(2) 1997(2) 1996 1995 1994
                                               ---------- ------- ---- ---- ----
                                                         (in millions)
Results of Operations:
Interest income..............................    $1,047    $924   $807 $851 $702
Interest expense.............................       624     516    452  464  336
                                                 ------    ----   ---- ---- ----
 Net interest income.........................       423     408    355  387  366
Fees and other income........................       206     206     79  148  117
Factoring commissions........................       124     104     55   50   53
Income of international joint ventures.......        30      36     44   35   21
                                                 ------    ----   ---- ---- ----
 Operating revenues..........................       783     754    533  620  557
Operating expenses...........................       399     357    247  216  195
Provision for losses.........................        77     164    103  223  188
Restructuring charge.........................        17     --     --   --   --
                                                 ------    ----   ---- ---- ----
 Income before income taxes and minority
  interest...................................       290     233    183  181  174
Income tax provision.........................        93      66     43   49   51
Minority interest............................         4       9      7    7    5
                                                 ------    ----   ---- ---- ----
 Net income..................................    $  193    $158   $133 $125 $118
                                                 ======    ====   ==== ==== ====
 Dividends on preferred stock................    $   21    $ 14   $ 10 $ 10 $ 10
                                                 ======    ====   ==== ==== ====
 Net income applicable to common stock.......    $  172    $144   $123 $115 $108
                                                 ======    ====   ==== ==== ====

                                                 December 31,
                                    ------------------------------------------
                                    1998(1)(2) 1997(2)   1996    1995    1994
                                    ---------- -------  ------  ------  ------
                                                 (in millions)
Balance Sheet Data:
Receivables.......................   $11,854   $10,722  $8,529  $8,085  $7,616
Allowance for losses of
 receivables......................      (271)     (261)   (225)   (229)   (231)
Equity and real estate
 investments......................       617       488     419     428     399
Debt securities...................       400       311     251     152      69
Operating leases..................       321       195     135     113     166
Investment in international joint
 ventures.........................       235       198     272     233     174
 Total assets.....................    14,366    12,861   9,926   9,638   8,476
                                     =======   =======  ======  ======  ======
Commercial paper and short-term
 borrowings.......................     3,681     3,432   2,745   2,223   2,451
Long-term debt....................     6,768     6,004   4,761   5,145   3,930
                                     -------   -------  ------  ------  ------
 Total debt.......................   $10,449   $ 9,436  $7,506  $7,368  $6,381
                                     =======   =======  ======  ======  ======
 Total liabilities................   $12,394   $11,096  $8,402  $8,208  $7,107
Preferred stock...................       400       275     125     125     125
Common equity.....................     1,562     1,403   1,342   1,259   1,205
                                     -------   -------  ------  ------  ------
 Total stockholders' equity.......   $ 1,962   $ 1,678  $1,467  $1,384  $1,330
                                     =======   =======  ======  ======  ======

                                    As of, or For the Year Ended, December
                                                      31,
                                    ------------------------------------------
                                    1998(1)(2) 1997(2)   1996    1995    1994
                                    ---------- -------  ------  ------  ------
                                             (dollars in millions)
Selected Data and Ratios:
Profitability
 Net interest income as a
  percentage of AFE(3)............       3.6%      4.0%    4.1%    4.6%    4.7%
 Non-interest operating revenues
  as a percentage of AFE(3).......       3.0       3.5     2.0     2.7     2.5
 Operating revenues as a
  percentage of AFE(3)............       6.6       7.5     6.1     7.3     7.2
 Return on average common
  stockholders' equity(4).........      12.4      10.5     9.4     9.3     9.2
 Return on AFE(3).................       1.6       1.6     1.5     1.5     1.5
 Ratio of earnings to combined
  fixed charges and preferred
  stock dividends(5)..............      1.39x     1.39x   1.36x   1.34x   1.45x
 Salaries and general operating
  expenses as a percentage of
  AFE(3)..........................       3.4%      3.5%    2.8%    2.6%    2.5%
 Ratio of operating expenses to
  operating revenues..............      51.0      47.3    46.3    34.8    35.0
 Common dividend payout ratio(6)..      13.4      47.7    47.2    47.0    20.4
Credit Quality
 Ratio of earning loans delinquent
  60 days or more to receivables..       1.6%      1.4%    1.7%    1.4%    1.4%
 Ratio of net writedowns to
  average lending assets..........       0.7       1.5     1.3     2.9     2.4
 Ratio of total nonearning assets
  to total lending assets.........       1.8       1.4     3.3     3.6     4.0
 Ratio of allowance for losses of
  receivables to receivables......       2.3       2.4     2.6     2.8     3.0
 Ratio of allowance for losses of
  receivables to net writedowns...       3.3x      1.8x    2.lx    1.0x    1.3x
 Ratio of allowance for losses of
  receivables to nonearning
  impaired receivables............     130.2%    185.1%   85.2%   87.7%   81.3%
Leverage
 Ratio of debt (net of short-term
  investments) to total
  stockholders' equity............       5.2x      5.2x    5.0x    5.0x    4.7x
 Ratio of commercial paper and
  short-term borrowings to total
  debt............................      35.2%     36.4%   36.6%   30.2%   38.4%
Other
 Total lending assets and
  investments(7)..................   $13,430   $11,928  $9,620  $9,039  $8,443
 Funds employed(3)................    11,989    10,673   9,030   8,542   7,991
 Average funds employed(3)........    11,814    10,081   8,727   8,466   7,785
 Total managed assets(8)..........    13,664    11,800   9,574   9,137   8,414
 Average managed assets(8)........    13,007    10,687   9,356   8,776   7,918
 Number of employees..............     2,714     2,339   1,527   1,487   1,404
 Number of office locations.......        76        63      52      36      33

--------
(1) The financial data presented for 1998 reflects our purchase of the domestic technology leasing assets of the Dealer Products Group and the stock of the Dealer Products Group's international subsidiaries in November 1998. As a result of this purchase, we consolidated the acquired assets and international subsidiaries of the Dealer Products Group as of the date of acquisition. Goodwill related to this acquisition totaled $187 million and is subject to any purchase price adjustments to be finalized in 1999. The consolidation of the Dealer Products Group assets and subsidiaries resulted in an increase of approximately $625 million in total assets and approximately 400 additional employees as of December 31, 1998 as compared to December 31, 1997. This acquisition had a minimal favorable impact on our 1998 net income, as our 1998 results include only one month of Dealer Products Group operations.
(2)The financial data presented for 1998 and 1997 reflects our purchase (through our subsidiary, International Group) of our joint venture partner's interest in Factofrance in April 1997 for $174 million. As a result of this purchase, Factofrance was reported on a consolidated basis with Heller as of the date of acquisition. The premium related to this purchase was allocated as follows: $78 million to goodwill and $18 million to a noncompetition agreement. Our consolidation of Factofrance resulted in increases of $2 billion, $94 million, $59 million and 570 in total assets, operating revenues, operating expenses and number of employees, respectively, during 1997 as compared to 1996.
(3)Funds employed include lending assets and investments, less credit balances of our factoring clients. We believe that funds employed are indicative of the dollar amount which we have loaned to our borrowers. Average funds employed (AFE) reflect the average of lending assets and investments, less credit balances of our factoring clients.

(4)Return on average common stockholders' equity is computed as net income less preferred stock dividends paid divided by average total stockholders' equity net of preferred stock.
(5)The ratio of earnings to combined fixed charges and preferred stock dividends is calculated by dividing (i) income before income taxes, minority interest and fixed charges by (ii) fixed charges plus preferred stock dividends.
(6)Common dividend payout ratio is computed as common dividends paid, divided by net income applicable to common stock. The 1998 common dividend payout ratio excludes the $983 million dividends paid on the Common Stock owned by FAHI.
(7)Total lending assets and investments consist of receivables, repossessed assets, equity and real estate investments, operating leases, debt securities and investments in international joint ventures.
(8)Total managed assets include funds employed, plus receivables previously securitized or sold and currently managed by Heller.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the Selected Financial Data and Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this Form 10-K. The following discussion and analysis contains certain "forward-looking statements" as defined in the Securities Exchange Act of 1934, which are generally identified by the words "anticipates", "believes", "estimates", "expects", "plans", "intends" and similar expressions. These statements are subject to certain risks, uncertainties and contingencies, which could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Special Note Regarding Forward-Looking Statements".

General

    Heller is in the commercial finance business, providing primarily collateralized financing and leasing products and related services to mid-sized and small businesses in the United States and selected international markets. The sources of our operating revenues can be classified in two broad categories:

  . net interest income; and

  . non-interest income.

    Net interest income represents the total interest income we earn, principally through our financing and leasing activities, less the total interest expense we pay on our interest bearing liabilities, which largely relate to the funding of these financing and leasing activities.

    Non-interest income consists of:

  . factoring commissions;

  . income from investments in international joint ventures; and

  . fees and other income.

    Fees include:

  . loan servicing income;

  . late fees;

  . structuring fees;

  . syndication fees; and

  . prepayment fees.

    Other income includes:

  . real estate participation income;

  . gains from sales of investments and from sales and securitizations of lending assets; and

  . equipment residual gains.

    Our primary expenses, other than interest expense, are operating expenses, including employee compensation and general and administrative expenses, and provisions for credit losses.

    In May 1998, we issued 38,525,000 shares of Class A Common Stock in the IPO. We received net proceeds of $986 million, of which (1) $450 million was used to repay our indebtedness consisting of a subordinated note to Fuji America Holdings issued February 24, 1998 for a previously declared dividend, and (2) $533 million was paid as a cash dividend to Fuji America Holdings. In addition, we issued 505,912 shares of restricted Class A Common Stock to our management during 1998. Before May 1998, Fuji America Holdings owned 100% of our outstanding Common Stock. After the IPO and the issuance of shares to management, 90,080,912 shares of common stock of Heller were outstanding, resulting in Fuji America Holdings owning 79% of the voting interest and 57% of the economic interest in our Common Stock.

    In May 1998, we purchased the 21% interest held by Fuji Bank in International Group for total cash consideration of approximately $83 million. The Company financed this acquisition by issuing senior debt. See "Item 13. Certain Relationships and Related Transactions--Purchase of Interest in International Group from Fuji Bank".

    On November 30, 1998, we acquired the U.S. assets of the Dealer Products Group of Dana Commercial Credit Corporation and the stock of the Dealer Products Group's international subsidiaries (Dealer Products Group) for approximately $775 million. This amount, which included the assumption and repayment of approximately $260 million of foreign debt, is subject to any purchase price adjustments to be finalized in 1999. The U.S. and international divisions of the Dealer Products Group provide customized leasing and financing to commercial enterprises primarily for the acquisition of computer and telecommunications equipment. The consolidation of the Dealer Products Group assets and subsidiaries resulted in an increase of approximately $625 million in total assets and approximately 400 additional employees as of December 31, 1998 as compared to December 31, 1997. This acquisition had a minimal favorable impact on our 1998 net income, as the 1998 results include only one month of Dealer Products Group operations.

    During 1998, we reorganized our Domestic Commercial Finance segment into five business units designed to improve our operating efficiency, both by generating additional revenues and by reducing the costs of doing business--See "Item 1. Business". In conjunction with this initiative, we incurred a one time restructuring charge of $17 million during the fourth quarter of 1998. The majority of this cost related to severance benefits associated with the approximate 15% reduction in our domestic workforce. The charge also included costs related to leases on offices we will no longer occupy and the write down of leasehold improvements related to these offices. We expect the reorganization to reduce future costs by more than $20 million on an annual basis.

    Our results of operations may vary significantly from quarter to quarter based upon the timing of certain events, such as securitizations and net investment gains. See Note 23 to the Consolidated Financial Statements.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

 Results of Operations

    Overview. For the year ended December 31, 1998:

  . Net income totaled $193 million compared with $158 million for the prior year, an increase of 22%. This represents our sixth consecutive year of record net income.

  . Net income applicable to common stock was $172 million for the year ended December 31, 1998. This represents an increase of 19% from $144 million for the prior year and reflects an increase of $29 million in operating revenues, due to growth in both net interest income and non-interest income, coupled with a decrease in the provision for losses of $87 million, or 53% from December 31, 1997.

  . Earnings were reduced by a one time charge of $17 million, relating to our restructuring initiative, which was recorded in the fourth quarter.

  . The increase in net interest income, as compared to the prior year, is due to growth in lending assets and investments. See "--Operating Revenues--Net Interest Income."

  . The decrease in provision for losses is due to a significant increase in recoveries coupled with a decrease in writedowns. Our allowance for losses of receivables at year end was in excess of 100% of nonearning impaired receivables.

  . New business lending volume totaled a record $7.2 billion, an increase of 20% over the prior year. This increase was the result of our significant investment in building leadership positions in our businesses and in expanding market coverage.

  . Our factoring volume totaled $19.4 billion in 1998, an increase of 21% from the prior year, due to significant growth of Factofrance.

    Operating Revenues. The following table shows our operating revenues for the years ended December 31, 1998 and 1997:

                                                   For the Year Ended December
                                                               31,
                                                  -----------------------------
                                                       1998           1997
                                                  -------------- --------------
                                                         Percent        Percent
                                                  Amount of AFE  Amount of AFE
                                                  ------ ------- ------ -------
                                                      (dollars in millions)
      Net interest income........................  $423    3.6%   $408    4.0%
      Non-interest income:
       Fees and other income.....................   206    1.7     206    2.1
       Factoring commissions.....................   124    1.0     104    1.0
       Income of international joint ventures....    30    0.3      36    0.4
                                                   ----    ---    ----    ---
         Total operating revenues................  $783    6.6%   $754    7.5%
                                                   ====    ===    ====    ===

    Net Interest Income. The following table shows our net interest income for the years ended December 31, 1998 and 1997:

                                         For the Year
                                             Ended
                                         December 31,    Increase/(Decrease)
                                         --------------- ---------------------
                                          1998    1997    Amount     Percent
                                         -------  ------ ---------  ----------
                                               (dollars in millions)
      Interest income..................  $ 1,047  $ 924   $     123       13.3%
      Interest expense.................      624    516         108       20.9
                                         -------  -----   ---------
       Net interest income.............  $   423  $ 408   $      15        3.7
                                         =======  =====   =========
       Net interest income as a
        percentage of AFE..............      3.6%   4.0%

    Net interest income totaled $423 million for the year ended December 31, 1998, an increase of $15 million, or 4%, from the comparable prior year period. This increase was driven by strong growth in lending assets and investments offset by tightening net interest margins.

    Average funds employed totaled $11.8 billion for 1998, up 17% from $10.1 billion in 1997 due to record new business lending volume of $7.2 billion during the year.

    Net interest income as a percentage of AFE decreased to 3.6% at December 31, 1998 from 4.0% at December 31, 1997. This decline reflects the competitive pricing pressures in certain product groups and the impact of the CMBS product, which carries a significantly lower net interest margin than other receivables. The lower yielding CMBS portfolio decreased our total net interest margin by approximately 0.30% for the twelve months ended December 31, 1998. Total net interest margin for 1998 was also reduced by 0.05% as a result of interest expense recorded on the $450 million note related to the Fuji America Holdings dividend paid in February 1998.

    Interest rates we charge vary depending on:

  . risks and maturities of loans;

  . competition;

  . our current costs of borrowing;

  . state usury laws; and

  . other governmental regulations.

    Our portfolio of receivables earns interest at both variable and fixed rates. The variable rates float in accordance with various agreed upon reference rates, including LIBOR, the Prime Rate and corporate based lending rates.

    We use interest rate swaps as an important tool for financial risk management. They enable us to match more closely the interest rate and maturity characteristics of our assets and liabilities. As such, we use interest rate swaps to:

  . change the characteristics of fixed rate debt to that of variable rate liabilities;

  . alter the characteristics of specific fixed rate asset pools to more closely match the interest terms of the underlying financing; and

  . modify the variable rate basis of a liability to more closely match the variable rate basis used for variable rate receivables.

    The following table shows a comparative analysis of the year-end principal outstanding and average interest rates we paid on our debt as of December 31, 1998 and 1997, before and after giving effect to interest rate swaps:

                                        For the Year Ended December 31,
                                  --------------------------------------------
                                          1998                   1997
                                  ---------------------  ---------------------
                                  Year-end Before After  Year-end Before After
                                  balance  swaps  swaps  balance  swaps  swaps
                                  -------- ------ -----  -------- ------ -----
                                             (dollars in millions)
      Commercial paper--domestic
       and foreign...............  $2,692   5.52%  N/A    $2,560   5.71%  N/A
      Fixed rate debt............   3,886   6.31  6.17%    3,951   6.90  6.67%
      Variable rate debt.........   2,879   5.34  5.59     2,051   5.44  6.01
                                   ------                 ------
      Total......................  $9,457   5.79  5.92    $8,562   6.19  6.44
                                   ======                 ======

    Non-Interest Income. The following table shows our non-interest income for the years ended December 31, 1998 and 1997:

                                       For the Year
                                           Ended
                                       December 31,    Increase/(Decrease)
                                       --------------  ----------------------
                                        1998    1997    Amount      Percent
                                       ------  ------  ---------   ----------
                                             (dollars in millions)
      Factoring commissions........... $  124  $  104   $      20         19.2%
      Income of international joint
       ventures.......................     30      36          (6)       (16.7)
      Fees and other income:
       Fee income and other(1)........    130     111          19         17.1
       Net investment gains...........     59      69         (10)       (14.5)
       Securitization gains...........     17      26          (9)       (34.6)
                                       ------  ------   ---------
         Total fees and other income.. $  206  $  206   $      --           --
                                       ------  ------   ---------
           Total non-interest income.. $  360  $  346   $      14          4.0
                                       ======  ======   =========
      Non-interest income as a
       percentage of AFE..............    3.1%    3.5%

--------
(1) Fee income and other consists primarily of loan servicing income, late fees, prepayment fees, other miscellaneous fees and equipment residual gains.

    Our non-interest income is composed of:

  . factoring commissions;

  . income of international joint ventures; and

  . fees and other income.

    Factoring commissions increased $20 million, or 19%, in 1998 versus 1997 due to significant growth in international factoring volume and the consolidation of Factofrance for the full year of 1998 versus nine months in 1997, offset by some compression in factoring commission rates. Our total 1998 factoring volume, adjusted for the impact of the Factofrance consolidation for twelve months in 1998 versus nine months in 1997, increased 21% from the prior year, including a significant increase in factoring volume recorded by Factofrance of 34%.

    Income of international joint ventures represents our share of the annual earnings or losses of joint ventures. The $6 million decrease in income from international joint ventures in 1998 versus 1997 was due primarily to the consolidation of Factofrance as described above.

    Fees and other income totaled $206 million for 1998, unchanged from the prior year. An increase in fee income and other was offset by decreases in net investment gains and lower securitization income. Fee income and other increased $19 million, or 17% as compared to the prior year as we recognized increased prepayment income, fees on available lines of credit, as well as increased income on asset sales of Real Estate Finance and Small Business Finance as compared to the prior year. Net investment gains decreased $10 million, or 14% due to lower gains on real estate investments. Net investment gains are generated primarily from investment activity of Corporate Finance and junior participating lending activity of Real Estate Finance.

    During 1998, we generated $17 million of securitization gains, a decrease of $9 million from the prior year. Securitization gains in 1998 resulted from two CMBS securitizations totaling $2 billion, a $96 million securitization of the unguaranteed portion of SBA 7(a) loans and a $434 million sale of equipment receivables to a conduit. The lower level of securitization gains in 1998 is due to lower income realization on the CMBS securitizations. We did not retain any interest in the first CMBS transaction completed in the first quarter of 1998 totaling $1.1 billion. In the second CMBS securitization completed in the fourth quarter of 1998, we sold all of the unrated and "B" rated securities to third parties on a non-recourse basis. We retained an interest in the SBA securitization, as required by the SBA, and an interest in the equipment sales transaction.

    Operating Expenses. The following table shows our operating expenses for the years ended December 31, 1998 and 1997:

                                          For the
                                        Year Ended
                                       December 31,    Increase/(Decrease)
                                       --------------  ----------------------
                                        1998    1997    Amount      Percent
                                       ------  ------  ---------   ----------
                                             (dollars in millions)
      Salaries and other
       compensation..................  $  227  $  214   $      13          6.1%
      General and administrative
       expenses......................     172     143          29         20.3
                                       ------  ------   ---------
       Total.........................  $  399  $  357   $      42         11.8
                                       ======  ======   =========
      Operating expenses as a
       percentage of AFE.............     3.4%    3.5%

    Operating expenses, excluding the impact of the Factofrance consolidation, increased by $21 million, or 6%, in 1998, as compared to 1997. This increase is primarily due to investment in lower risk businesses, increased information technology expenses including amounts associated with year 2000 compliance efforts and investment in our national brand building marketing campaign (Straight Talk, Smart Deals). See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Compliance."

    Operating expenses as a percentage of average funds employed decreased to 3.4% as of December 31, 1998 from 3.5% at December 31, 1997 which is reflective of our focus on improving operating efficiency.

    In conjunction with our restructuring initiative, which resulted in a one-time charge of $17 million, we expect annual savings in operating expenses in excess of $20 million beginning in 1999.

    Allowance for Losses. The following table shows the changes in our allowance for losses of receivables, including our provision for losses of receivables and repossessed assets, for the years ended December 31, 1998 and 1997:

                                          For the
                                        Year Ended
                                       December 31,    Increase/(Decrease)
                                       --------------  ----------------------
                                        1998    1997    Amount      Percent
                                       ------  ------  ---------   ----------
                                             (dollars in millions)
      Balance at the beginning of the
       year..........................  $  261  $  225   $      36         16.0%
       Provision for losses..........      77     164         (87)       (53.0)
       Writedowns....................    (145)   (169)         24         14.2
       Recoveries....................      64      23          41        178.3
       Factofrance consolidation.....      --      18         (18)         N/M
       Dealer Products Group
        acquisition .................      18      --          18          N/M
       Transfers and other...........      (4)     --          (4)         N/M
                                       ------  ------   ---------
      Balance at the end of the year.  $  271  $  261        $ 10          3.8%
                                       ======  ======   =========

    The provision for losses decreased to $77 million in 1998 from $164 million in 1997. This decrease reflects the continued strong asset quality of our portfolio coupled with higher levels of recoveries and lower levels of writedowns. Net writedowns for 1998 totaled $81 million or 0.7% of average lending assets, compared to $146 million or 1.5% for the same period in 1997. Excluding a $40 million writedown of CMBS receivables, net writedowns were $41 million or 0.4% of average lending assets for the year.

    Net writedowns for 1998 were within our stated writedown target of 0.75% of average lending assets. Gross writedowns totaled $145 million for 1998 versus $169 million for 1997, while recoveries totaled $64 million in 1998 versus $23 million for 1997. The increase in recoveries for 1998 related primarily to Corporate Finance and Real Estate Finance assets that were originated prior to 1990 under different underwriting criteria.

    As of December 31, 1998, the ratio of our allowance for losses of receivables to receivables was 2.3%, compared to 2.4% as of December 31, 1997. The decrease in this ratio reflected the continued improvement of the credit quality of our portfolio. We intend to continue to systematically evaluate the appropriateness of the allowance for losses of receivables and to adjust the allowance to reflect any changes in the credit quality of our portfolio.

    Income Taxes. Our effective income tax rate was 32% for 1998 and 28% for 1997, in each case below the statutory rate due to:

  . the use of foreign tax credits;

  . the effect of earnings from international joint ventures; and

  . certain favorable tax issue resolutions.

 Lending Assets and Investments

    Total lending assets and investments increased $1.5 billion, or 13%, during 1998 due to record new business originations of $7.2 billion and an approximate $625 million increase in assets from the Dealer Products Group acquisition, offset by $6.4 billion of paydowns, loan sales, syndications and securitizations. During 1998, new business volume represented a 20% increase over 1997, as we realized the benefit of the market positions held by Corporate Finance, Real Estate Finance and Small Business Finance.

    The following table presents our lending assets and investments by business line and asset type as of December 31, 1998 and 1997:

                                                         December 31,
                                                -------------------------------
                                                     1998            1997
                                                --------------- ---------------
                                                Amount  Percent Amount  Percent
                                                ------- ------- ------- -------
                                                     (dollars in millions)
      By Business Category:
      Domestic Commercial Finance
       Corporate Finance....................... $ 3,784    28%  $ 3,066    26%
       Real Estate Finance.....................   2,044    15     2,323    20
       Leasing Services........................   2,840    21     2,314    19
       Small Business Finance..................   1,013     8       766     6
       Commercial Services.....................     401     3       361     3
       Other...................................     687     5       737     6
                                                -------   ---   -------   ---
      Total Domestic Commercial Finance........  10,769    80     9,567    80
      International Factoring and Asset Based
       Finance(1)..............................   2,661    20     2,361    20
                                                -------   ---   -------   ---
         Total lending assets and investments.. $13,430   100%  $11,928   100%
                                                =======   ===   =======   ===
      By Asset Type:
       Receivables............................. $11,854    88%  $10,722    90%
       Repossessed assets......................       3    --        14    --
                                                -------   ---   -------   ---
         Total lending assets..................  11,857    88    10,736    90
       Equity and real estate investments......     617     5       488     4
       Debt securities.........................     400     3       311     3
       Operating leases........................     321     2       195     1
       International joint ventures............     235     2       198     2
                                                -------   ---   -------   ---
         Total lending assets and investments.. $13,430   100%  $11,928   100%
                                                =======   ===   =======   ===
         Total managed assets.................. $13,664         $11,800
         Average managed assets................  13,007          10,687
         Funds employed........................  11,989          10,673
         Average funds employed................  11,814          10,081

--------
(1) Includes $231 million in investments in international joint ventures, representing 2% of total lending assets and investments in 1998, and $198 million in investments in international joint ventures, representing 2% of total lending assets and investments, in 1997.

    As of December 31, 1998, our domestic commercial finance portfolio remained well diversified between Corporate Finance, Leasing Services, and Real Estate
Finance:

 . Corporate Finance increased its lending assets and investments to $3.8 billion as a result of $2.7 billion in new business volume, which was partially offset by loan syndications and runoff in the portfolio.

 . Leasing Services grew to $2.8 billion, or 21% of our total lending assets and investments, at December 31, 1998, primarily due to the Dealer Products Group acquisition of approximately $625 million in assets offset by the December 1998 equipment sale of $434 million in receivables.

 . Real Estate Finance decreased to 15% of our total lending assets and investments as of December 31, 1998 versus 20% at December 31, 1997 as new business volume of $2.2 billion was offset by payoffs and CMBS securitizations totaling $2 billion.

    Concentrations of lending assets of 5% or more at December 31, 1998 and 1997, based on the standard industrial classifications of the borrowers, were as follows:

                                                         December 31,
                                                 -----------------------------
                                                      1998           1997
                                                 -------------- --------------
                                                 Amount Percent Amount Percent
                                                 ------ ------- ------ -------
                                                     (dollars in millions)
      Department and general merchandise retail
       stores ..................................  $935      8%   $511      5%
      Computers ................................   811      7     164      2
      General industrial machines ..............   732      6     637      6
      Automotive ...............................   667      6     714      7
      Transportation ...........................   666      6     294      3
      Food, grocery and miscellaneous retail ...   650      5     603      6

    With respect to the above table:

  . The department and general merchandise retail stores category is primarily comprised of factored accounts receivable, which represent short-term trade receivables from numerous customers.

  . The computers category consists of software/hardware distributors and manufacturers, plastic component manufacturers and disk drive designers.

  . The general industrial machines classification is distributed among machinery used for many different industrial applications.

  . The automotive category is primarily comprised of auto parts distributors and wholesalers, resale and leasing services in the automotive and aircraft industries and maintenance services for automotive and aircraft parts.

  . A majority of the lending assets in the transportation category arise from chartered aircraft services and transportation services for freight, cargo and other various packages.

  . The majority of lending assets in the food, grocery and miscellaneous retail category are revolving and term facilities with borrowers that are primarily in the business of manufacturing and retailing of food products.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

 Results of Operations

  Overview. During and for the year ended December 31, 1997:

  . We continued our significant investment in building leadership positions in our businesses and in expanding market coverage, as demonstrated by record new business volume of $6 billion for the year.

  . Credit quality of our portfolio was strengthened due to the continued growth of transactions secured by real estate, receivables, inventory and equipment as well as the substantial reduction in our portfolio of Corporate Finance and Real Estate Finance transactions originated prior to 1990 under different underwriting criteria.

  . Our net income totaled $158 million compared with $133 million for the prior year, an increase of 19%. This represented our fifth consecutive year of record net income.

  . Net income applicable to common stock was $144 million, which represented an increase of 17% from $123 million for the prior year. This reflected an increase of $221 million, or 41%, in operating revenues, due to growth in both net interest income and non-interest income. Of the increase in operating revenues, $94 million, or 43%, related to the consolidation of Factofrance.

  . Operating revenues as a percentage of AFE rose to 7.5% in 1997 from 6.1% in 1996. See "--Operating Revenues--Non-Interest Income."

  . New business lending volume totaled a record $6.0 billion, an increase of 47% over the prior year. Our factoring volume totaled $14.1 billion in 1997, a $7.1 billion increase from the prior year, primarily due to the consolidation of Factofrance.

  . The credit quality of our portfolio was demonstrated by the low level of nonearning assets, which totaled $155 million, or 1.4% of lending assets, at December 31, 1997. In addition, our allowance for losses of receivables at year end was significantly in excess of 100% of nonearning impaired receivables.

  . Our portfolio of Corporate Finance and Real Estate Finance assets originated prior to 1990 under different underwriting criteria was substantially reduced during 1997 and, as of December 31, 1997, represented only 4% of total lending assets and investments.

    Operating Revenues. The following table sets forth our operating revenues for the years ended December 31, 1997 and 1996:

                                                    For the Year Ended December
                                                                31,
                                                   -----------------------------
                                                        1997           1996
                                                   -------------- --------------
                                                          Percent        Percent
                                                   Amount of AFE  Amount of AFE
                                                   ------ ------- ------ -------
                                                       (dollars in millions)
      Net interest income........................   $408    4.0%   $355    4.1%
      Non-interest income:
       Fees and other income.....................    206    2.1      79    0.9
       Factoring commissions.....................    104    1.0      55    0.6
       Income of international joint ventures....     36    0.4      44    0.5
                                                    ----    ---    ----    ---
      Total operating revenues...................   $754    7.5%   $533    6.1%
                                                    ====    ===    ====    ===

    Excluding the impact of the consolidation of Factofrance, operating revenues increased by 24% in 1997 from the prior year.

    Net Interest Income. The following table shows our net interest income for the years ended December 31, 1997 and 1996:

                                             For the
                                           Year Ended
                                            December
                                               31,        Increase/(Decrease)
                                           ------------  ---------------------
                                           1997   l996    Amount     Percent
                                           -----  -----  ---------  ----------
                                                (dollars in millions)
      Interest income....................  $ 924  $ 807   $     117       14.5%
      Interest expense...................    516    452          64       14.2
                                           -----  -----   ---------
       Net interest income...............  $ 408  $ 355   $      53       14.9
                                           =====  =====   =========
       Net interest income as a
        percentage of AFE................    4.0%   4.1%

    Net interest income totaled $408 million for the year ended December 31, 1997, an increase of $53 million, or 15%, from the comparable prior year period. This increase reflected growth in lending assets and investments and the consolidation of Factofrance, which contributed $28 million to this increase.

    Net interest margin as a percentage of AFE decreased to 4.0% at December 31, 1997 from 4.1% at December 31, 1996. This decline reflected the continued growth of our lower risk, but lower yielding, transactions secured by receivables, inventory and equipment, competitive pricing pressures in certain product groups and higher originations of CMBS receivables, which carry a lower yield than other Heller products.

    The following table presents a comparative analysis of the year-end principal outstanding and average interest rates we paid on our debt as of December 31, 1997 and 1996, before and after giving effect to interest rate swaps:

                                                 December 31,
                                  --------------------------------------------
                                          1997                   1996
                                  ---------------------  ---------------------
                                  Year-end Before After  Year-end Before After
                                  balance  swaps  swaps  balance  swaps  swaps
                                  -------- ------ -----  -------- ------ -----
                                             (dollars in millions)
      Commercial paper--domestic
       and foreign..............   $2,560   5.71%  N/A    $2,576   5.63%  N/A
      Fixed rate debt...........    3,951   6.90  6.67%    2,905   7.02  6.62%
      Variable rate debt........    2,051   5.44  6.01     1,859   4.85  5.78
                                   ------                 ------
       Total....................   $8,562   6.19  6.44    $7,340   5.98  6.29
                                   ======                 ======

    Non-Interest Income. The following table shows our non-interest income for the years ended December 31, 1997 and 1996:

                                          For the
                                        Year Ended
                                       December 31,    Increase/(Decrease)
                                       --------------  ----------------------
                                        1997    1996    Amount      Percent
                                       ------  ------  ---------   ----------
                                             (dollars in millions)
      Factoring commissions........... $  104  $   55   $      49         89.1%
      Income of international joint
       ventures.......................     36      44          (8)       (18.2)
       Fees and other income:
       Fee income and other(1)........    111      76          35         46.1
       Net investment gains...........     69       3          66          N/M
       Securitization gains...........     26      --          26           --
                                       ------  ------   ---------
         Total fees and other income.. $  206  $   79   $     127        160.8%
                                       ------  ------   ---------
           Total non-interest income.. $  346  $  178   $     168         94.4
                                       ======  ======   =========
      Non-interest income as a
       percentage of AFE..............    3.5%    2.0%

--------
(1) Fee income and other consists primarily of loan servicing income, late fees, prepayment fees, other miscellaneous income and equipment residual gains.

    Factoring commissions increased $49 million, or 89%, and income from international joint ventures decreased $8 million, or 18% from 1997 to 1996 due primarily to the consolidation of Factofrance for the last nine months of 1997. As a result of this consolidation, we believe Heller became the largest factor in the world.

    Fees and other income totaled $206 million for 1997, an increase of $127 million from the prior year, due to increases in net investment gains, securitization gains and fee income and other. Fee income and other increased due to $20 million from the consolidation of Factofrance, and a $10 million gain resulting from the termination of our agreement with a mortgage broker.

    Net investment gains increased $66 million during 1997 due to a lower level of losses and writedowns in 1997, as compared to 1996. Gross investment gains were $119 million and $106 million, while losses and writedowns on investments were $50 million and $103 million, in 1997 and 1996, respectively. Losses and writedowns on equity investments were higher in 1996 primarily due to writedowns during the year totaling $53 million on one Corporate Finance transaction originated prior to 1990 under different underwriting criteria.

    During 1997, we generated $26 million of securitization gains, primarily through a CMBS securitization in the second quarter. We did not retain any residual risk in this securitization transaction, as all of the securities were sold to third parties on a nonrecourse basis.

    Operating Expenses. The following table shows our operating expenses for the years ended December 31, 1997 and 1996:

                                   For the Year Ended
                                      December 31,       Increase/(Decrease)
                                   --------------------  ---------------------
                                     1997       1996      Amount     Percent
                                   ---------  ---------  ---------  ----------
                                            (dollars in millions)
      Salaries and other
       compensation..............  $     214  $     154   $      60       39.0%
      General and administrative
       expenses..................        143         93          50       53.8
                                   ---------  ---------   ---------
       Total.....................  $     357  $     247   $     110       44.5
                                   =========  =========   =========
      Operating expenses as a
       percentage of AFE.........        3.5%       2.8%

    Operating expenses, excluding the impact of the Factofrance consolidation, increased by $51 million, or 21%, in 1997, as compared to 1996. This increase was primarily due to our continued investment in developing leadership positions for our asset based businesses and expansion of loan origination and portfolio management resources in our CMBS loan area, the opening of 11 new offices, increased investment in technology and higher costs associated with record new business originations.

    Allowance for Losses. The following table presents the changes in our allowance for losses of receivables, including our provision for losses of receivables and repossessed assets, for the years ended December 31, 1997 and 1996:

                                For the Year Ended
                                   December 31,       Increase/(Decrease)
                                --------------------  ----------------------
                                  1997       1996      Amount      Percent
                                ---------  ---------  ---------   ----------
                                         (dollars in millions)
      Balance at the beginning
       of the year............  $     225  $     231   $     (6)         (2.6)%
       Provision for losses...        164        103         61          59.2
       Writedowns.............       (169)      (163)        (6)         (3.7)
       Recoveries.............         23         55         32         (58.2)
       Factofrance
        consolidation.........         18         --         18           N/M
       Transfers and other....         --         (1)         1           N/M
                                ---------  ---------   --------
      Balance at the end of
       the year...............  $     261  $     225   $     36          16.0%
                                =========  =========   ========

    The provision for losses increased to $164 million in 1997 from $103 million in 1996. This increase primarily resulted from provisions due to growth in lending assets, combined with lower levels of recoveries in 1997.

    Gross writedowns were slightly higher than the prior year at $169 million for 1997 versus $163 million for 1996, while recoveries totaled $23 million in 1997 versus $55 million for 1996. Net writedowns, excluding those on the Corporate Finance and Real Estate Finance portfolio originated prior to 1990 under different underwriting criteria, totaled $62 million, or 0.6% of total average lending assets, in 1997 versus $41 million, or 0.5% of total average lending assets, in 1996.

    As of December 31, 1997, the ratio of our allowance for losses of receivables to receivables was 2.4%, compared to 2.6% as of December 31, 1996. The decrease in this ratio reflected the continued improvement of the credit quality of our portfolio.

    Income Taxes. Our effective income tax rate was 28% for 1997 and 23% for 1996, in each case below the statutory rate due to:

  . the effect of earnings from international joint ventures;

  . the use of foreign tax credits; and

  . favorable tax issue resolutions.

 Lending Assets and Investments

    Total lending assets and investments increased $2.3 billion, or 24%, during 1997. This reflected:

  . record new business originations of $6.0 billion;

  . a $1.5 billion increase from the consolidation of Factofrance; and

  . $5.3 billion of paydowns, loan sales, syndications and securitizations.

    During 1997, new business volume represented a 47% increase over 1996, as we realized the benefit of the market positions held by Leasing Services, Small Business Finance, Corporate Finance and Real Estate Finance. In addition, we liquidated 50% of the remaining portion of the Corporate Finance and Real Estate Finance portfolio originated under different underwriting criteria prior to 1990, which as of December 31, 1997 represented 4% of total lending assets and investments and is included as part of "Other" lending assets and investments in the table below.

    The following table presents our lending assets and investments by business line and asset type as of December 31, 1997 and 1996:

                                                          December 31,
                                                 ------------------------------
                                                      1997            1996
                                                 --------------- --------------
                                                 Amount  Percent Amount Percent
                                                 ------- ------- ------ -------
                                                     (dollars in millions)
      By Business Category:
      Domestic Commercial Finance
       Corporate Finance........................ $ 3,066    26%  $2,890    30%
       Real Estate Finance......................   2,323    20    1,655    17
       Leasing Services.........................   2,314    19    1,933    20
       Commercial Services......................     361     3      907    10
       Small Business Finance...................     766     6      403     4
       Other....................................     737     6    1,223    13
                                                 -------   ---   ------   ---
      Total Domestic Commercial Finance.........   9,567    80    9,011    94
      International Factoring and Asset Based
       Finance (1)(2)...........................   2,361    20      609     6
                                                 -------   ---   ------   ---
         Total lending assets and investments... $11,928   100%  $9,620   100%
                                                 =======   ===   ======   ===
      By Asset Type:
       Receivables.............................. $10,722    90%  $8,529    89%
       Repossessed assets.......................      14   --        14   --
                                                 -------   ---   ------   ---
         Total lending assets...................  10,736    90    8,543    89
      Equity and real estate investments........     488     4      419     4
      Debt securities...........................     311     3      251     3
      Operating leases..........................     195     1      135     1
      International joint ventures..............     198     2      272     3
                                                 -------   ---   ------   ---
         Total lending assets and investments... $11,928   100%  $9,620   100%
                                                 =======   ===   ======   ===
         Total managed assets................... $11,800         $9,574
         Average managed assets.................  10,687          9,356
         Funds employed.........................  10,673          9,030
         Average funds employed.................  10,081          8,727

--------
(1) Includes $198 million in investments in international joint ventures, representing 2% of total lending assets and investments, in 1997, and $272 million in investments in international joint ventures, representing 3% of total lending assets and investments, in 1996.
(2) Reflects the consolidation of Factofrance in April 1997.

    Our portfolio was concentrated in senior secured lending, as 89% of the portfolio was originated on a senior secured basis. During 1997:

  . Real Estate Finance grew to $2.3 billion in lending assets and investments at December 31, 1997, as originations of CMBS receivables totaled $1.1 billion versus $500 million in 1996.

  . Leasing Services experienced new business originations of $1.6 billion or 79% higher than 1996 which was partially offset by a $267 million equipment securitization and syndications of $138 million of receivables.

  . Corporate Finance generated new business volume of over $2.0 billion in 1997 which was partially offset by syndications and runoff in the portfolio.

  . The decrease in the lending assets and investments for Commercial
    Services is due to the sale of $500 million of factored accounts receivable.

    Our investment in international joint ventures increased due to the impact of undistributed income and an investment made in a factoring company in Chile.

    Concentrations of lending assets of 5% or more at December 31, 1997 and 1996, based on the standard industrial classifications of the borrowers, were as follows:

                                                          December 31,
                                                  -----------------------------
                                                       1997           1996
                                                  -------------- --------------
                                                  Amount Percent Amount Percent
                                                  ------ ------- ------ -------
                                                      (dollars in millions)
      General industrial machines................  $637      6%   $500      6%
      Food, grocery and other miscellaneous
       retail....................................   603      6     669      8
      Business services..........................   556      5     435      5
      Department and general merchandise retail
       stores....................................   511      5     987     12

    With respect to the above table:

  . The general industrial machines classification is distributed among machinery used for many different industrial applications.

  . The majority of lending assets in the food, grocery and miscellaneous retail category are revolving and term facilities with borrowers that are primarily in the business of manufacturing and retailing of food products.

  . The business services category is primarily comprised of computer and data processing services, credit reporting and collection and miscellaneous business services.

  . The department and general merchandise retail stores category is primarily comprised of factored accounts receivable, which represent short-term trade receivables from numerous customers.

  . The reduction in department and general merchandise retail stores lending assets in 1997 reflected the sale of $500 million of factored accounts receivable under a $550 million factored accounts receivable facility.

Liquidity and Capital Resources

    We manage liquidity to fund asset growth and meet debt obligations primarily by:

    .monitoring the relative maturities of assets and liabilities; and

  . borrowing funds through the U.S. and international money and capital markets and bank credit markets.

    Our primary sources of funds are:

    .commercial paper borrowings;

    .issuances of medium-term notes and other debt securities; and

    .the securitizations, syndications and sales of lending assets.

    During 1998, our major funding requirements included:

    .$7.2 billion of longer-term loans, leases and investments funded;

    .$874 million of short-term loans funded;

    .the retirement of $2.0 billion of senior notes;

    .the Dealer Products Group acquisition for $775 million; and

    .common and preferred dividends of over $1 billion.

    Our major sources of funding these requirements, other than $360 million of cash flows from operations, included:

  . loan repayments and investment proceeds of $3.2 billion;

  . the sale, securitization or syndication of $4.1 billion of loans and investments;

  . the issuance of $2.8 billion of senior notes;

  . the increase in short-term debt of $249 million;

  . the net proceeds from the IPO of $986 million;

  . the net proceeds of $122 million from the issuance of Series D Preferred
    Stock; and

  . a reduction of $292 million in the cash balance from the high level at the beginning of the year.

    While our portfolio demonstrated increasing liquidity in both its longer term loans and in the increased proportion of factored receivables and revolving loans, we continued to maintain a conservative funding posture, with commercial paper and short-term borrowings amounting to 35% of total debt at December 31, 1998 compared to 36% at the end of 1997.

    As of December 31, 1998:

  . Our committed bank credit and asset sale facilities totaled $5.1 billion and represented 142% of our outstanding commercial paper and short-term borrowings.

  . Committed bank credit and asset sale facilities in the United States also were well in excess of 100% of U.S. commercial paper borrowings at December 31, 1998.

  . We had approximately $3.7 billion in available liquidity support under three agreements, the longest of which is a 5-year facility expiring April 8, 2002. The total committed credit and asset sale facilities include $414 million of additional alternative liquidity which is available by discounting eligible French receivables with the French Central Bank since Factofrance is a registered financial institution in France. In addition, the consolidated international subsidiaries are funded primarily through short-term money market and bank borrowings, which are supported by $920 million of committed foreign bank credit facilities in local currencies.

    Our factored accounts receivable facility allows us to sell an undivided interest of up to $550 million in a designated pool of factored accounts receivable to five bank-supported conduits on a limited recourse basis. As part of our array of financing options, we utilized this facility during the year so that, as of December 31, 1998, we had sold $475 million of factored accounts receivable.

    Through our wholly-owned subsidiary, Factofrance, we have an additional factored accounts receivable sale facility. This facility allows us to sell an undivided interest of up to 1 billion French francs in a designated pool of our factored accounts receivable to one bank-sponsored conduit on a limited recourse basis. As of December 31, 1998, approximately 1 billion French francs (or $188 million) of receivables were sold under this facility.

    In July 1998, we filed with the Securities and Exchange Commission a shelf registration statement covering the sale of up to $5 billion in debt securities, senior preferred stock and Class A Common Stock. As of December 31, 1998, $4.2 billion was available under this shelf registration.

    In December 1998, we established a 364-day asset backed sale facility which allows us to sell up to $550 million of our equipment receivables to two bank-sponsored conduits on a limited recourse basis. As of December 31, 1998, $434 million of equipment receivables were sold under this facility.

    In December 1998, we also established a $250 million committed warehouse line, which expires in June 1999, to finance CMBS. As of December 31, 1998, we had not borrowed under this facility.

    In December 1998, we issued $125 million of Senior Preferred Stock, Series D at a purchase price of $100 per share. We used the net proceeds from the sale for general corporate purposes.

    In addition to these alternate sources of liquidity, we have access to $500 million of additional liquidity support under the Keep Well Agreement between Heller and Fuji Bank. This agreement, which cannot be terminated by either party prior to December 31, 2002, also provides that Fuji Bank will maintain our net worth at an amount equal to $500 million. Fuji Bank has never been required to make any capital contribution or advance any funds to us under the Keep Well Agreement.

    Our ratio of debt (net of short-term investments) to total stockholders' equity remained conservative relative to commercial finance industry peers at
5.2 times at December 31, 1998 and December 31, 1997. Leverage and the level of commercial paper and short-term borrowings continued to remain within ranges we have targeted to maintain a strong financial position.

Accounting Developments

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards requiring all derivative instruments (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value. Changes in the fair value of the derivative are to be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows gains and losses on derivatives to offset related results on the hedged items in the income statement and requires that a company must document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company is assessing the impact of this statement and will adopt it in its 2000 interim financial statements.

Year 2000 Compliance

    We have adopted a phased approach to assessing and, where necessary, remediating or otherwise addressing, year 2000 issues. Phases include:

  . awareness, which, while ongoing, is substantially complete;

  . assessment, which was substantially completed in 1998 with respect to information technology systems and potential issues relating to borrowers, vendors, international affiliates and environmental factors;

  . remediation or implementation of contingency solutions, which is substantially complete for all but one of the information technology systems deemed mission-critical, will be completed for that system in the second quarter of 1999, and is scheduled for completion in 1999 for all other matters; and

  . validation, which is scheduled for completion on the final mission-critical information technology system and certain information technology infrastructure in the second quarter of 1999, and will continue throughout 1999 for all other matters. As part of the validation process, we are also assessing the need for any re-verification of client server hardware and software represented as compliant by the vendor.

    We have completed the assessment of year 2000 risk relating to the Dealer Products Group leasing assets and subsidiaries acquired in late 1998. We have engaged a third party to complete remediation and validation activities, which are underway and scheduled for completion in 1999.

    We have made, and will continue to make, certain investments in our software applications and systems to ensure that our systems function properly through and beyond the year 2000. We have (1) three loan processing systems,
(2) a lease processing system, (3) a factoring system, and (4) systems for general ledger processing, payroll, accounts payable, fixed assets, treasury and other smaller applications. We have established plans to modify, upgrade or replace each of these systems for compliance and have established an overall plan to bring all of these systems into compliance by the end of 1999.

    We continue to address the impact of the year 2000 issue on our consolidated international subsidiaries and our international joint venture companies. As a result of the risk assessment substantially completed with respect to these international companies in 1998, significant remediation activity and additional readiness validation are underway for completion in 1999.

    In addition to information technology systems, we are assessing potential year 2000 impacts on our material vendors and borrowers, as well as year 2000 issues relating to environmental factors such as facilities and general utilities.

    With respect to vendors, we have categorized vendors with reference to materiality and availability of other sources for the provided services and supplies. We are making inquiry of those vendors deemed material. Responses are reviewed to assess the need for any follow-up action. This assessment and any resulting remediation or contingency solutions are scheduled for completion during 1999.

    With respect to borrowers, a year 2000 risk assessment has been incorporated into our underwriting and portfolio management activities in order to evaluate exposure due to any lack of compliance on the part of borrowers. We categorize prospective and existing borrowers by level of year 2000 risk, and are underwriting new transactions and managing portfolio accounts accordingly.

    Finally, we are incorporating year 2000 contingency planning into our overall business resumption program in consideration of facilities and other environmental factors. The planning component of this effort is scheduled for completion in the first quarter of 1999, with implementation to occur throughout the year.

    We have incurred approximately $10 million to date of expenses related to the year 2000 issue and estimate that we will incur an additional amount of approximately $6 million through the end of 1999. We will expense remediation, compliance, maintenance and modification costs as incurred.

    We continue to bear some risk related to the year 2000 issue and could be materially adversely affected if our own remediation and contingency planning efforts fall behind schedule or if third parties with whom we have material relationships (e.g., vendors, including those providing contingency plans or outsourced technology services such as mainframe and application support, borrowers and power companies) do not appropriately address their own year 2000 compliance issues.

Special Note Regarding Forward-Looking Statements

    This Form 10-K contains, and the documents incorporated by reference herein contain, certain "forward-looking statements" (as defined in the Securities Exchange Act of 1934) that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The words "anticipates", "believes", "estimates", "expects", "plans", "intends" and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These forward-looking statements reflect our current views and are subject to certain risks, uncertainties and contingencies which could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements. These risks, uncertainties and contingencies include, but are not limited to, the following:

  . the success or failure of our efforts to implement our business strategy;

  . effects of economic conditions in the real estate markets, the capital markets or certain other markets or industries we serve and the performance of borrowers;

  . changes in the volume and mix of earning assets, the level of interest rates earned on those assets, the volume of interest-bearing liabilities and the level of interest rates paid on those interest-bearing liabilities;

  . currency exchange rate fluctuations, economic conditions and competition in international markets, and other international factors;

  . actions of our competitors and our ability to respond to such actions;

  . the cost of our capital, which depends in part on our portfolio quality, ratings, prospects and outlook and general market conditions;

  . the adequacy of our allowance for losses of receivables;

  . our ability to attract and retain qualified and experienced management, sales and credit personnel; and

  . changes in governmental regulations, tax rates and similar matters.

    We assume no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

          MANAGEMENT REPORT ON RESPONSIBILITY FOR FINANCIAL REPORTING

  The management of Heller Financial, Inc. and its subsidiaries (the "Company") is responsible for the preparation, integrity and objectivity of the accompanying consolidated financial statements. The statements were prepared in accordance with generally accepted accounting principles reflecting, where applicable, management's best estimates and judgments. The other financial information in the December 31, 1998 annual report filed on Form 10-K is consistent with that contained in the consolidated financial statements.

  The Company's consolidated financial statements have been audited by Arthur Andersen LLP, independent public accountants. Arthur Andersen LLP is engaged to audit the consolidated financial statements and conducts such tests and related procedures as it deems necessary in conformity with generally accepted auditing standards. The opinion of the independent auditors, based upon their audits of the consolidated financial statements, is contained in this Form 10-
K. Management has made available to Arthur Andersen LLP all the Company's financial records and related data, as well as the minutes of the stockholders' and directors' meetings.

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

  Management also recognizes its responsibility for fostering a strong ethical climate so that the Company's affairs are conducted according to high standards of personal and corporate conduct. This responsibility is characterized and reflected in the Company's code of ethical business practices, which is publicized throughout the Company. The code of ethical business practices addresses, among other things, the need for open communication within the Company, potential conflicts of interest, compliance with all domestic and foreign laws, including those relating to financial disclosure, and the confidentiality of proprietary information.

                                          Richard J. Almeida
                                          Chairman and Chief Executive Officer

                                          Lauralee E. Martin
                                          Executive Vice President and Chief
                                           Financial Officer

                                          Lawrence G. Hund
                                          Executive Vice President and
                                           Controller

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Heller Financial, Inc.:

  We have audited the accompanying consolidated balance sheets of HELLER FINANCIAL, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heller Financial, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Chicago, Illinois
January 18, 1999
 (Except with respect to Note 25, as to
 which the date is February 15, 1999)

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                               December 31,
                                                              ----------------
                                                               1998     1997
                                                              -------  -------
                                                               (in millions)
                           ASSETS
                           ------
Cash and cash equivalents.................................... $   529  $   821
Receivables (Note 5)
  Commercial loans
    Term loans...............................................   3,233    2,597
    Revolving loans..........................................   1,832    1,674
  Real estate loans..........................................   1,718    2,238
  Factored accounts receivable...............................   2,543    2,223
  Equipment loans and leases.................................   2,528    1,990
                                                              -------  -------
    Total receivables........................................  11,854   10,722
  Less: Allowance for losses of receivables (Note 5).........     271      261
                                                              -------  -------
    Net receivables..........................................  11,583   10,461
Equity and real estate investments (Note 6)..................     617      488
Debt securities (Note 6).....................................     400      311
Operating leases (Note 6)....................................     321      195
Investments in international joint ventures (Note 6).........     235      198
Other assets (Note 6)........................................     681      387
                                                              -------  -------
    Total assets............................................. $14,366  $12,861
                                                              =======  =======
            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
Senior debt (Note 7)
  Commercial paper and short-term borrowings................. $ 3,681  $ 3,432
  Notes and debentures.......................................   6,768    6,004
                                                              -------  -------
    Total debt...............................................  10,449    9,436
Credit balances of factoring clients.........................   1,441    1,255
Other payables and accruals..................................     504      405
                                                              -------  -------
    Total liabilities........................................  12,394   11,096
Minority interest............................................      10       87
Stockholders' equity (Notes 11 and 12)
  Cumulative Perpetual Senior Preferred Stock, Series A......     125      125
  Noncumulative Perpetual Senior Preferred Stock, Series C...     150      150
  Noncumulative Perpetual Senior Preferred Stock, Series D...     125      --
  Class A Common Stock ($.25 par; 500,000,000 shares
   authorized; 39,030,912 shares issued and 38,738,091 shares
   outstanding) (Notes 2 and 13).............................      10      --
  Class B Common Stock ($.25 par; 300,000,000 shares
   authorized; 51,050,000 shares issued and outstanding)
   (Note 2)..................................................      13       13
  Additional paid in capital.................................   1,435      672
  Retained earnings..........................................     111      730
  Treasury stock (292,821 shares) (Note 13)..................      (8)     --
  Accumulated other comprehensive income.....................       1      (12)
                                                              -------  -------
    Total stockholders' equity...............................   1,962    1,678
                                                              -------  -------
    Total liabilities and stockholders' equity............... $14,366  $12,861
                                                              =======  =======

  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                             For the Year Ended
                                                                December 31,
                                                             ------------------
                                                              1998  1997  1996
                                                             ------ ----- -----
                                                               (in millions)
Interest income............................................. $1,047 $ 924 $ 807
Interest expense............................................    624   516   452
                                                             ------ ----- -----
  Net interest income.......................................    423   408   355
Fees and other income (Note 14).............................    206   206    79
Factoring commissions.......................................    124   104    55
Income of international joint ventures......................     30    36    44
                                                             ------ ----- -----
  Operating revenues........................................    783   754   533
Operating expenses (Note 15)................................    399   357   247
Provision for losses (Note 5)...............................     77   164   103
Restructuring charge (Note 16)..............................     17   --    --
                                                             ------ ----- -----
  Income before taxes and minority interest.................    290   233   183
Income tax provision (Note 18)..............................     93    66    43
Minority interest...........................................      4     9     7
                                                             ------ ----- -----
  Net income................................................ $  193 $ 158 $ 133
                                                             ====== ===== =====
  Dividends on preferred stock.............................. $   21 $  14 $  10
                                                             ====== ===== =====
  Net income applicable to common stock..................... $  172 $ 144 $ 123
                                                             ====== ===== =====
  Basic and diluted net income applicable to common stock
   per share (Note 19)...................................... $ 2.23 $2.82 $2.41
                                                             ====== ===== =====
  Pro forma basic net income applicable to common stock per
   share (Note 19).......................................... $ 1.92 $1.60
                                                             ====== =====
  Pro forma diluted net income applicable to common stock
   per share (Note 19)...................................... $ 1.91 $1.60
                                                             ====== =====


  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          For the Year Ended
                                                             December 31,
                                                         ----------------------
                                                          1998    1997    1996
                                                         ------  ------  ------
                                                            (in millions)
OPERATING ACTIVITIES
 Net income............................................  $  193  $  158  $  133
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Provision for losses..................................      77     164     103
 Losses from equity investments........................      33      50     103
 Amortization and depreciation.........................      25      23      14
 Provision for deferred tax asset (benefit)............      33     (19)     12
 Increase (decrease) in accounts payable and accrued
  liabilities..........................................       2      29      (1)
 Undistributed income of international joint ventures..     (20)    (19)    (38)
 Increase (decrease) in interest payable...............      21      11     (11)
 Other.................................................      (4)      9     (36)
                                                         ------  ------  ------
  Net cash provided by operating activities............     360     406     279
INVESTING ACTIVITIES
 Increase in longer-term loans
 Due to acquisition of Dealer Products Group...........    (579)    --      --
 Due to fundings.......................................  (6,486) (5,311) (3,372)
 Collections of principal..............................   2,810   2,904   2,521
 Loan sales, securitizations and syndications..........   4,068   2,238     757
 Net increase in short-term loans and advances to
  factoring clients
 Due to consolidation of Factofrance...................     --   (1,018)    --
 Other.................................................    (874)   (526)   (427)
 Investment in operating leases
 Due to acquisition of Dealer Products Group...........     (35)    --      --
 Other.................................................    (170)   (119)    (33)
 Investment in equity interests and other investments..    (536)   (369)   (272)
 Dealer Products Group goodwill........................    (187)    --      --
 Sales of investments and equipment on lease...........     362     365     168
 Factofrance goodwill and noncompetition agreement.....     --      (96)    --
 Other.................................................     (54)     26       3
                                                         ------  ------  ------
  Net cash used for investing activities...............  (1,681) (1,906)   (655)
FINANCING ACTIVITIES
 Senior note issues....................................   2,780   2,599     976
 Retirement of notes and debentures....................  (2,020) (1,411) (1,358)
 Increase (decrease) in commercial paper and other
  short-term borrowings
 Due to consolidation of Factofrance...................     --      966     --
 Other.................................................     249    (279)    522
 Net proceeds from preferred stock issuance............     122     147     --
 Net proceeds from common stock issuance...............     991     --      --
 Repurchase of Class A Common Stock (Note 13)..........      (8)    --      --
 Net (increase) decrease in advances to affiliates.....     (32)     49       5
 Dividends paid on preferred and common stock..........  (1,027)    (57)    (68)
 Other.................................................     (26)     11      (4)
                                                         ------  ------  ------
  Net cash provided by financing activities............   1,029   2,025      73
Increase (decrease) in cash and cash equivalents.......    (292)    525    (303)
Cash and cash equivalents at the beginning of the year.     821     296     599
                                                         ------  ------  ------
Cash and cash equivalents at the end of the year.......  $  529  $  821  $  296
                                                         ======  ======  ======


  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                               Noncum.
                              Perp. Sr. Perpetual                                      Accum.
                    Perpetual   Pref.   Sr. Pref. Class A  Class B                      Other
                    Sr. Pref.   Stock     Stock    Common   Common  Treasury   Add'l   Compre-                  Compre-
                      Stock    Series   Series D   Stock    Stock     Stock   Paid In  hensive Retained         hensive
                    Series A     B/C    (Note 11) (Note 2) (Note 2) (Note 13) Capital  Income  Earnings Total   Income
                    --------- --------- --------- -------- -------- --------- -------  ------- -------- ------  -------
                                                              (in millions)
BALANCE AT
 DECEMBER 31,
 1995.............    $125       --        --       --       $13       --     $  675    $(19)    $590   $1,384
Comprehensive
 Income:
Net income........     --        --        --       --       --        --        --      --       133      133   $133
 Other
  comprehensive
  income, net of
  tax:
 Unrealized gain
  on securities,
  net of tax of
  $6..............     --        --        --       --       --        --        --      --       --        18     18
                                                                                                                 ----
 Other
  comprehensive
  income..........     --        --        --       --       --        --        --       18      --       --      18
                                                                                                                 ----
Comprehensive
 income...........     --        --        --       --       --        --        --      --       --       --    $151
                                                                                                                 ====
Preferred stock
 dividends (Notes
 11 and 12).......     --        --        --       --       --        --        --      --       (10)     (10)
Common stock
 dividends (Note
 12)..............     --        --        --       --       --        --        --      --       (58)     (58)
                      ----      ----      ----      ---      ---       ---    ------    ----     ----   ------
BALANCE AT
 DECEMBER 31,
 1996.............    $125       --        --       --       $13       --     $  675    $ (1)    $655   $1,467
Comprehensive
 Income:
Net income........     --        --        --       --       --        --        --      --       158      158   $158
 Other
  comprehensive
  income, net of
  tax:
 Unrealized gain
  on securities,
  net of tax of $
  (2).............     --        --        --       --       --        --        --      --       --        (5)    (5)
 Foreign currency
  translation
  adjustments, net
  of tax of $ (2).     --        --        --       --       --        --        --      --       --        (6)    (6)
                                                                                                                 ----
 Other
  comprehensive
  income..........     --        --        --       --       --        --        --      (11)     --       --     (11)
                                                                                                                 ----
Comprehensive
 income...........     --        --        --       --       --        --        --      --       --       --    $147
                                                                                                                 ====
Issuance of
 Noncumulative
 Perpetual Senior
 Preferred Stock,
 Series B.........     --        150       --       --       --        --         (3)    --       --       147
Preferred stock
 dividends (Notes
 11 and 12).......     --        --        --       --       --        --        --      --       (14)     (14)
Common stock
 dividends (Note
 12)..............     --        --        --       --       --        --        --      --       (69)     (69)
                      ----      ----      ----      ---      ---       ---    ------    ----     ----   ------
BALANCE AT
 DECEMBER 31,
 1997.............    $125      $150       --       --       $13       --     $  672    $(12)    $730   $1,678
Comprehensive
 Income:
Net income........     --        --        --       --       --        --        --      --       193      193   $193
 Other
  comprehensive
  income, net of
  tax:
 Unrealized gain
  on securities,
  net of tax of
  $7..............     --        --        --       --       --        --        --      --       --        14     14
 Foreign currency
  translation
  adjustments, net
  of tax of $ (1).     --        --        --       --       --        --        --      --       --        (1)    (1)
                                                                                                                 ----
 Other
  comprehensive
  income..........     --        --        --       --       --        --        --       13      --       --      13
                                                                                                                 ----
Comprehensive
 income...........     --        --        --       --       --        --        --      --       --       --    $206
                                                                                                                 ====
Issuance of
 Noncumulative
 Perpetual Senior
 Preferred Stock,
 Series D.........     --        --        125      --       --        --         (3)    --       --       122
Issuance of Class
 A Common Stock
 (Note 2).........     --        --        --        10      --        --        981     --       --       991
Repurchase of
 Class A Common
 Stock (Note 13)..     --        --        --       --       --         (8)      --      --       --        (8)
Preferred stock
 dividends (Notes
 11 and 12).......     --        --        --       --       --        --        --      --       (21)     (21)
Common stock
 dividends (Notes
 2 and 12)........     --        --        --       --       --        --       (215)    --      (791)  (1,006)
                      ----      ----      ----      ---      ---       ---    ------    ----     ----   ------
BALANCE AT
 DECEMBER 31,
 1998.............    $125      $150      $125      $10      $13       $(8)   $1,435    $  1     $111   $1,962
                      ====      ====      ====      ===      ===       ===    ======    ====     ====   ======

  The accumulated other comprehensive income balance included $22 million, $8 million and $13 million of unrealized gains on securities available for sale at December 31, 1998, 1997 and 1996, respectively. Accumulated other comprehensive income also included deferred foreign currency translation adjustments, net of tax, of $(21) million, $(20) million and $(14) million at December 31, 1998, 1997 and 1996, respectively.

  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

 Description of the Reporting Entity--

  Heller Financial, Inc. and its subsidiaries (the "Company") are engaged principally in furnishing commercial finance services to businesses in the United States and investing in and operating commercial finance companies throughout the world. The Company provides its products and services to mid-sized and small businesses principally through two business segments, namely Domestic Commercial Finance and International Factoring and Asset Based Finance. The Domestic Commercial Finance segment is comprised of five business units: (i) Heller Corporate Finance ("Corporate Finance"), (ii) Heller Real Estate Financial Services ("Real Estate Finance"), (iii) Heller Leasing Services ("Leasing Services"), (iv) Heller Small Business Finance ("Small Business Finance"), and (v) Heller Commercial Services ("Commercial Services"). The International Factoring and Asset Based segment, managed by Heller International Group, Inc. ("International Group"), provides international factoring and asset based financing to medium size and small companies.

  Prior to 1998, all of the common stock of the Company was owned by Heller International Corporation ("HIC"), a wholly-owned subsidiary of The Fuji Bank, Limited ("Fuji Bank"), of Tokyo, Japan. In addition, Fuji Bank directly owned 21% of the outstanding shares of International Group, a consolidated subsidiary, through which the Company holds its international operations. The remaining 79% of the outstanding shares of International Group were owned by the Company.

  Effective January 1998, Fuji Bank formed Fuji America Holdings, Inc. ("FAHI"), to combine Fuji Bank's United States non-bank operations under one holding company and transferred ownership of the Company from HIC to FAHI.

  In May 1998, the Company issued 38,525,000 shares of Class A Common Stock in an initial public offering (the "Offering") and 505,912 shares of restricted Class A Common Stock were issued to management of the Company during 1998. After the Offering and the issuance of shares to management, there were 90,080,912 shares of common stock of the Company issued resulting in FAHI's ownership of 79% of the voting interest and 57% of the economic interest of the Company's issued common stock. See Note 2 "Initial Public Offering" for more details. In May 1998, the Company also purchased the 21% interest held by Fuji Bank in International Group and now owns 100% of International Group.

 Basis of Presentation--

  The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. Investments in affiliated companies owned 50% or less are accounted for by the equity method. Certain temporary interests are included in investments and carried at cost.

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

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

 Receivables--

  Receivables are presented net of unearned income which generally includes deferred loan origination and commitment fees, direct loan origination costs and other amounts attributed to the fair value of equity interests and other investments received in connection with certain financings. These amounts are amortized to interest income using the effective interest method over the life of the related loan, lease or commitment period.

  The Company originates certain loans which may be syndicated or portions sold to participants to manage borrower, industry or product concentrations. These receivables are also presented net of unearned income. In the event the Company sells a portion of a loan that it had originated, any deferred fees or discounts relating to the portion of the loan sold are recognized in interest income. For loan sales that qualify as participations, income is recognized when the participation is complete.

  Income recognition is reviewed on an account by account basis. Collateral is evaluated regularly, primarily by assessing the related current and future cash flow streams of the estimated value of the equipment, or by assessing the value of the property underlying the receivable. Loans are classified as nonearning and all interest and unearned income amortization is suspended when there is significant doubt as to the ability of the debtor to meet current contractual terms. Numerous factors including loan covenant defaults, deteriorating loan-to-value relationships, delinquencies greater than 90 days, the sale of major income generating assets or other major operational or organizational changes may lead to income suspension. An account taken nonearning may be restored to earning status either when all delinquent principal and interest have been paid under the original contractual terms or the account has been restructured and has demonstrated both the capacity to service the amended terms of the debt and has adequate loan to value coverage.

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

  Management evaluates the allowance for losses on a quarterly basis. Nonearning assets and loans with certain loan grading characteristics are reviewed to determine if there is a potential risk of loss under varying scenarios of performance. The estimates of potential loss for these individual loans are aggregated and added to a general allowance requirement, which reflects the Company's estimates of inherent losses within its lending portfolio based on general economic factors, related industry performance, historical losses and other judgmental factors. This total allowance requirement is then compared to the existing allowance for losses and adjustments are made, if necessary.

 Securitized Receivables--

  Certain commercial mortgage, equipment and small business loans and leases have been securitized and sold to investors. In the securitization process, loans are originated and sold to trusts which, in turn, issue asset-backed securities to investors. Upon the sale of the loans in a securitization, a gain is recognized for the difference between the allocated carrying value of the receivables and the fair value of the securities sold, in accordance with Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
of Financial Assets and Extinguishment of Liabilities" ("SFAS 125"). If the Company does not retain any interest in the transaction and sells all of the securities to third party investors on a nonrecourse basis, the gain recorded equals the proceeds on the transaction less the carrying value of the securities sold. If the Company retains any of the securities, then the gain on sale is reduced by any reserve established for estimated future losses. Retained securities are recorded at estimated fair market value based on estimated future cash flows discounted at a market rate of interest and adjusted for recourse reserves and certain other expenses at the time of the transaction and are classified as debt securities available for sale. The gain recognized is recorded in fees and other income. In general, the Company does not establish servicing assets or liabilities because in securitization transactions to date, the servicing fees earned are considered consistent with market rates. Discounts and deferred fees attributed to the loans sold are accelerated into income.

  According to SFAS 125, as amended by Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," collectively referred to as SFAS 125, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. This Statement provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Securitizations of finance receivables are accounted for as sales when legal and effective control over the related receivables is surrendered. Servicing assets or liabilities are recognized when the servicing rights are retained by the seller and when servicing fees vary from market rates.

 Investments in Joint Ventures--

  Investments in unconsolidated joint ventures represent investments in companies with operations in 16 foreign countries. The Company accounts for its investments in joint ventures under the equity method of accounting. Under this method, the Company recognizes its share of the earnings or losses of the joint venture in the period in which they are earned by the joint venture. These amounts are recorded as income of international joint ventures in the consolidated statements of income. Dividends received from joint ventures reduce the carrying amount of the investment.

 Investments--

  Equity interests and investments--Investments in warrants, certain common and preferred stocks and certain equity investments, which are not subject to the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," are carried at cost. The valuation of all of these investments is periodically reviewed and the investment balance is written down to reflect declines in value determined to be other than temporary. Gains or losses recognized upon sale or write-down of these investments are recorded as a component of fees and other income. Certain other equity investments in limited partnership funds are accounted for under the equity method of accounting in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."

  Equipment on lease--Aircraft and equipment under operating lease are recorded at cost and depreciated over their estimated useful lives using the straight line method for financial reporting purposes and accelerated methods for tax purposes. Rental revenue is reported over the lease term as it is earned according to the provisions of the lease.

  Available for sale and held to maturity securities--Investments designated as available for sale securities are carried at fair value using the specific identification method with unrealized gains or losses included in stockholders' equity, net of related taxes. Securities that are held to maturity are recorded at amortized cost.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

Available for sale and held to maturity securities may be written down to fair value to reflect declines in value determined to be other than temporary. The amount of any writedown is included in fees and other income.

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

 Income Taxes--

  The Company and its wholly-owned domestic subsidiaries were included in the consolidated United States federal income tax return of HIC through 1997 and in the consolidated United States federal income tax return of FAHI from January 1998 through the date of the Offering. Subsequent to the Offering, the Company files its own United States federal income tax return. The Company records future tax benefits as soon as it is more likely than not that such benefits will be realized.

  International Group filed a separate United States federal income tax return through April 1998. Subsequent to that date, International Group is included in the consolidated United States federal income tax return of the Company.

 Derivative Financial Instruments--

  Derivatives are used as an integral part of asset/liability management to reduce the overall level of financial risk arising from normal business operations. These derivatives are used to lower funding costs, diversify sources of funding, alter interest rate exposure arising from mismatches between assets and liabilities and to reduce the Company's exposure to foreign currency fluctuations. The Company is not a trader in derivative securities, nor has it used speculative derivative products for the purpose of generating earnings from changes in market conditions.

  Before entering into a derivative transaction, management determines that a high correlation exists between the change in value of the hedged item and the value of the derivative. At the inception of each transaction, management designates the derivative to specific assets, pools of assets or liabilities. The risk that a derivative will become an ineffective hedge is generally limited to the possibility that an asset or liability being hedged will prepay or be repaid early, before the related derivative matures. Accordingly, after inception of a hedge, asset/liability managers monitor its effectiveness through an ongoing review of the amounts and maturities of assets, liabilities and derivative positions. This information is reported to the Company's Financial Risk Management Committee ("FRMC") whose members include the Company's Chairman, Chief Financial Officer and Treasurer. The FRMC determines the direction the Company will take with respect to its financial risk position and regularly reviews interest rate sensitivity, foreign exchange exposure, funding needs and liquidity. These positions of the Company and the related activities of the FRMC are reported regularly to the Executive Committee of the Board of Directors and to the Board of Directors.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

  The Company enters into interest rate swap agreements in order to modify the interest characteristics of its outstanding assets and liabilities for the purpose of limiting exposure to changes in interest rates. The interest rate swap agreements are designated as hedges of their underlying assets and liabilities. Interest rate swap agreements entered into by the Company are generally held to maturity and the differential paid or received, as interest rates change, is accrued and recognized as an adjustment of interest expense or interest income over the life of the respective agreement. The related amount payable to or receivable from counterparties is included in other liabilities or other assets. Gains or losses on terminated interest rate swaps that were hedges of underlying assets or obligations are amortized to interest income or interest expense over the remaining life of the related underlying obligation. If the underlying asset or obligation is sold, the gain or loss related to closing the swap is recognized currently in income.

  The Company also periodically enters into forward currency exchange contracts. These financial instruments serve as hedges of its foreign investment in international subsidiaries and joint ventures or effectively hedge the translation of the related foreign currency income. Through these contracts, the Company primarily sells the respective local currency and buys U.S. dollars. Gains or losses on terminated foreign currency exchange contracts, which were hedges of net investments in a foreign subsidiary or joint venture, continue to be deferred and are recognized when the international investment is sold or is substantially liquidated. Gains or losses resulting from translation of foreign currency financial statements and the related effects of the hedges of net investments in joint ventures and subsidiaries outside the United States, are accumulated in stockholders' equity, net of related taxes, until the international investment is sold or substantially liquidated. The change in fair value of contracts, which serve to effectively hedge the translation of foreign currency income, is included in the determination of net income.

 Stock Based Compensation--

  The Company accounts for stock option and stock awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In accordance with APB 25, no compensation expense is recognized for stock options or awards issued under its stock incentive plan as the exercise price of the stock options equaled the market value of the stock on the grant dates.

  The restricted stock issued during 1998 was recorded as deferred compensation at the issue price and is amortized to compensation expense on a straight-line basis over the vesting period.

 Reclassifications--

  Certain prior year amounts have been reclassified to conform to the current year's presentation.

2. Initial Public Offering

  In May 1998, the Company issued 38,525,000 shares of Class A Common Stock in an initial public offering (the "Offering"). The net proceeds to the Company were $986 million, $450 million of which was used to repay indebtedness of the Company consisting of a $450 million subordinated note to Fuji America Holdings, Inc. ("FAHI"), a wholly owned subsidiary of The Fuji Bank, Limited ("Fuji Bank"), issued February 24, 1998 for a previously declared dividend to FAHI, and $533 million of which was paid as a cash dividend to FAHI. The 51,050,000 outstanding Class B Common Shares are held by FAHI. In addition, 505,912 shares of restricted Class A Common Stock were issued to management of the Company during 1998. The holders of Class A Common Stock are entitled to one vote per share and the holders of Class B Common Stock are entitled to three votes per share (except that the outstanding shares of Class B Common Stock may never represent more than 79% of the combined voting power of all outstanding shares of the Company's voting stock). After the offering and the issuance of shares to management, there were 90,080,912 shares of common stock of the Company

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
ssued resulting in FAHI's ownership of 79% of the voting interest and 57% of the economic interest of the Company's issued common stock. Prior to May 1998, FAHI owned 100% of the issued and outstanding common stock of the Company.

  In anticipation of an initial public offering, the Company amended its Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock. The total number of shares of stock which the Company has authority to issue is 852 million, of which 2 million shares, no par value, are designated "Preferred Stock", 50 million shares, of the par value of $0.01 each, are designated "Senior Preferred Stock" and 800 million shares, of the par value of $0.25 each, are designated "Common Stock." The Company's Certificate of Incorporation, as amended, now authorizes two classes of Common Stock, Class A Common Stock and Class B Common Stock. The authorization of the two classes of Common Stock has been retroactively reflected in the Company's consolidated financial statements.

3. Acquisition of Factofrance

  In April 1997, International Group purchased the interest of its joint venture partner in Factofrance Heller, S.A. ("Factofrance") for $174 million. As a result, International Group increased its ownership interest in Factofrance from 48.8% to 97.6%. International Group has held an interest in Factofrance for over 30 years, using the equity method of accounting for its previous ownership position. Factofrance, founded in 1965, is the leading factoring company in the French marketplace. Factofrance is headquartered in Paris and has regional sales offices covering local markets.

  The Factofrance acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations." Under this method of accounting, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair values at the date of purchase. Goodwill related to the acquisition was $78 million and is being amortized over 25 years. The acquisition price included $18 million for a noncompetition agreement which is being amortized over the five year life of the agreement.

  The following table presents unaudited pro forma combined income statements of the Company and Factofrance and its subsidiaries for the years ended December 31, 1998 and 1997. The pro forma combined income statements are presented as if the acquisition had been effective January 1, 1997. The combined historical results of operations of the Company and Factofrance for 1998 and 1997 have been adjusted to reflect the amortization of goodwill, the amortization of the noncompetition agreement and the costs of financing for the transaction.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

  This information is intended for informational purposes only and is not necessarily indicative of the future results of operations of the Company or of the results of operations of the Company that would have occurred had the acquisition been effective in the periods presented.

                                                                     For the
                                                                   Year Ended
                                                                  December 31,
                                                                  --------------
                                                                   1998   1997
                                                                  ------- ------
                                                                  (in millions)
                                                                   (unaudited)
      Interest income............................................ $ 1,047 $ 940
      Interest expense...........................................     624   526
                                                                  ------- -----
        Net interest income......................................     423   414
      Fees and other income......................................     206   215
      Factoring commissions......................................     124   118
      Income of international joint ventures.....................      30    33
                                                                  ------- -----
        Operating revenues.......................................     783   780
      Operating expenses.........................................     399   377
      Provision for losses.......................................      77   167
      Restructuring charge.......................................      17   --
                                                                  ------- -----
        Income before income taxes and minority interest.........     290   236
      Income tax provision.......................................      93    67
      Minority interest..........................................       4    10
                                                                  ------- -----
        Net income............................................... $   193 $ 159
                                                                  ======= =====

4. Acquisition of the Dealer Products Group

  On November 30, 1998, the Company acquired, through its subsidiaries, the U.S. assets of the Dealer Products Group of Dana Commercial Credit Corporation and the stock of the Dealer Products Group's international subsidiaries (collectively, "Dealer Products Group") for approximately $775 million, subject to any purchase price adjustments to be finalized in 1999. The purchase price includes the assumption and repayment of approximately $260 million of the international subsidiaries' debt. The U.S. and international subsidiaries of the Dealer Products Group provide customized leasing and financing to commercial enterprises primarily for the acquisition of computer and telecommunications equipment. The Dealer Products Group is a recognized leader in the leasing industry and has operations in the United States, Canada, United Kingdom, Germany, Switzerland and France.

  The Dealer Products Group acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations." Preliminary estimates of goodwill related to the acquisition totaled $187 million and is being amortized over 25 years. The Company's 1998 consolidated statement of income includes the results of operations of the Dealer Products Group since the acquisition date.

  The following table presents unaudited pro forma combined income statements of the Company and the Dealer Products Group for the years ended December 31, 1998 and 1997. The pro forma combined income statements are presented as if the acquisition had been effective January 1, 1997. The combined historical results of operations of the Company and the Dealer Products Group for 1998 and 1997 have been adjusted to reflect the amortization of goodwill and the costs of financing for the transaction.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

  This information is intended for informational purposes only and is not necessarily indicative of the future results of operations of the Company or of the results of operations of the Company that would have occurred had the acquisition been effective in the periods presented.

                                                                     For the
                                                                   Year Ended
                                                                  December 31,
                                                                  -------------
                                                                   1998   1997
                                                                  ------ ------
                                                                  (in millions)
                                                                   (unaudited)
      Interest income............................................ $1,116 $1,000
      Interest expense...........................................    663    561
                                                                  ------ ------
        Net interest income......................................    453    439
      Fees and other income......................................    217    218
      Factoring commissions......................................    124    104
      Income of international joint ventures.....................     30     36
                                                                  ------ ------
        Operating revenues.......................................    824    797
      Operating expenses.........................................    435    394
      Provision for losses.......................................     87    176
      Restructuring charge.......................................     17    --
                                                                  ------ ------
        Income before income taxes and minority interest.........    285    227
      Income tax provision.......................................     89     63
      Minority interest..........................................      4      9
                                                                  ------ ------
        Net income............................................... $  192 $  155
                                                                  ====== ======

5. Lending Assets

  Lending assets include receivables and repossessed assets.

  Total receivables at December 31, 1998 consist of $9.5 billion of domestic commercial finance receivables and $2.4 billion of international factoring and asset based finance receivables. Of the international receivables, $2.3 billion represent factored accounts receivable of which $2.1 billion relate to Factofrance and $0.2 billion are from the other foreign consolidated subsidiaries. Total receivables at December 31, 1997 consist of $8.6 billion of domestic receivables and $2.1 billion of foreign receivables.

 Diversification of Credit Risk--

  Concentrations of lending assets of 5% or more at December 31, 1998 and 1997, based on the standard industrial classification of the borrower, are as follows:

                                                         December 31,
                                                 -----------------------------
                                                      1998           1997
                                                 -------------- --------------
                                                 Amount Percent Amount Percent
                                                 ------ ------- ------ -------
                                                     (dollars in millions)
      Department and general merchandise retail
       stores...................................  $935      8%   $511      5%
      Computers.................................   811      7     164      2
      General industrial machines...............   732      6     637      6
      Automotive................................   667      6     714      7
      Transportation............................   666      6     294      3
      Food, grocery and other miscellaneous
       retail...................................   650      5     603      6

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

  The department and general merchandise retail stores category is primarily comprised of factored accounts receivable which represent short-term trade receivables from numerous customers. The computers category consists of software/hardware distributors and manufacturers, plastic component manufacturers, and disk drive designers. The total of this category increased in 1998 due to the Dealer Products Group acquisition. The general industrial machines classification is distributed among machinery used for many different industrial applications. The automotive category is primarily comprised of auto parts distributors and wholesalers, resale and leasing services in the automotive and aircraft industries, and maintenance services for automotive and aircraft parts. The lending assets in the transportation category primarily arise from chartered aircraft services and transportation services of freight, cargo, and various packages. The majority of lending assets in the food, grocery and miscellaneous retail category are revolving and term facilities with borrowers primarily in the business of manufacturing and retailing of food products.

 Contractual Maturity of Loan Receivables--

  The contractual maturities of the Company's receivables at December 31, 1998, which are presented in the table below, should not be regarded as a forecast of cash flows (in millions):

                                                                 After
                                 1999   2000   2001   2002  2003  2003   Total
                                ------ ------ ------ ------ ---- ------ -------
   Commercial loans............ $  953 $  515 $  606 $  759 $561 $1,671 $ 5,065
   Real estate loans...........    242    200    172     90   56    958   1,718
   Factored accounts
    receivable.................  2,543    --     --     --   --     --    2,543
   Equipment loans and leases..    746    561    405    248  200    368   2,528
                                ------ ------ ------ ------ ---- ------ -------
     Total..................... $4,484 $1,276 $1,183 $1,097 $817 $2,997 $11,854
                                ====== ====== ====== ====== ==== ====== =======

  Commercial loans consist principally of senior loans secured by receivables, inventory or property plant and equipment. Real estate loans are principally collateralized by first mortgages on commercial and residential real estate. Factored accounts receivable are purchased from clients and the Company provides credit and collection services in return for a commission. Equipment loans and leases are secured by the underlying equipment and the Company may have at least partial recourse to the equipment vendor. Of the loans maturing after 1999, $2.9 billion have fixed interest rates and $4.5 billion have floating interest rates.

 Impaired Receivables, Repossessed Assets, and Troubled Debt Restructurings--

  The Company does not recognize interest and fee income on impaired receivables or repossessed assets, both of which are classified as nonearning, as set forth in the following table:

                                                             December 31,
                                                         ----------------------
                                                            1998        1997
                                                         ----------  ----------
                                                         (dollars in millions)
      Impaired receivables.............................  $      208  $      141
      Repossessed assets...............................           3          14
                                                         ----------  ----------
        Total nonearning assets........................  $      211  $      155
                                                         ==========  ==========
      Ratio of total nonearning assets to total lending
       assets..........................................         1.8%        1.4%

  Nonearning assets include $26 million and $19 million in 1998 and 1997, respectively, for consolidated international subsidiaries.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

  The average investment in impaired receivables was $160 million and $236 million for the years ended December 31, 1998 and 1997, respectively.

  The Company had $14 million and $13 million of loans that are considered troubled debt restructurings at December 31, 1998 and December 31, 1997, respectively. The following table indicates the effect on income if interest on nonearning impaired receivables and troubled debt restructurings outstanding at year-end had been recognized at original contractual rates during the year:

                                  For the Year Ended      For the Year Ended
                                     December 31,            December 31,
                                 ----------------------  ----------------------
                                  1998    1997    1996    1998    1997    1996
                                 ------  ------  ------  ------  ------  ------
                                       Domestic                Foreign
                                 ----------------------  ----------------------
                                               (in millions)
      Interest income which
       would have been
       recorded................  $   15  $   16  $   40  $   15  $   12  $    6
      Interest income recorded.       4       3      13     --        1       1
                                 ------  ------  ------  ------  ------  ------
      Effect on interest
       income..................  $   11  $   13  $   27  $   15  $   11  $    5
                                 ======  ======  ======  ======  ======  ======

 Loan Modifications--

  The Company had $11 million of receivables at December 31, 1998 that were restructured at a market rate of interest and written down from the original loan balance. The recorded investment of these receivables is expected to be fully recoverable. Interest income of approximately $531,000 has been recorded on these receivables under modified terms, along with approximately $506,000 of cash interest collections during 1998. At December 31, 1998, the Company was not committed to lend significant additional funds under the restructured agreements.

 Allowance for Losses--

  The changes in the allowance for losses of receivables and repossessed assets were as follows:

                                                          For the Year Ended
                                                             December 31,
                                                         ----------------------
                                                          1998    1997    1996
                                                         ------  ------  ------
                                                            (in millions)
      Balance at the beginning of the year.............. $  261  $  225  $  231
        Provision for losses............................     77     164     103
        Writedowns......................................   (145)   (169)   (163)
        Recoveries......................................     64      23      55
        Factofrance consolidation.......................    --       18     --
        Dealer Products Group acquisition...............     18     --      --
        Transfers and other.............................     (4)    --       (1)
                                                         ------  ------  ------
      Balance at the end of the year.................... $  271  $  261  $  225
                                                         ======  ======  ======

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

  Impaired receivables with identified reserve requirements were $136 million and $62 million at December 31, 1998 and 1997, respectively.

                                                            December 31,
                                                        ----------------------
                                                           1998        1997
                                                        ----------  ----------
                                                        (dollars in millions)
      Identified reserve requirements for impaired
       receivables..................................... $       44  $       27
      Additional allowance for losses of receivables...        227         234
                                                        ----------  ----------
        Total allowance for losses of receivables...... $      271  $      261
                                                        ==========  ==========
      Ratio of total allowance for losses of
       receivables to nonearning impaired receivables..        130%        185%

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

6. Investments and Other Assets

 Investments in International Joint Ventures--

  The following table sets forth a summary of the financial results of the international joint ventures on a combined basis:

                                                               December 31,
                                                           ---------------------
                                                              1998       1997
                                                           ---------- ----------
                                                           (dollars in millions)
      Total receivables................................... $    3,625 $    3,356
      Factoring volume....................................     24,201     18,154
      Net income..........................................         52         55

  The following table shows the investment in international joint ventures by geographic region:

                                                               December 31,
                                                           ---------------------
                                                              1998       1997
                                                           ---------- ----------
                                                           (dollars in millions)
      Europe.............................................. $      194 $      160
      Latin America.......................................         21         22
      Asia/Pacific........................................         16         16
      North America.......................................          4        --
                                                           ---------- ----------
        Total............................................. $      235 $      198
                                                           ========== ==========

  The Company owns interests of 40% to 50% in these joint ventures. The Company's largest investment in international joint ventures is NMB-Heller Holding N.V., which accounts for 56% of the total investments in international joint ventures. NMB-Heller Holding N.V. operates finance companies primarily located in the Netherlands, Germany and the United Kingdom. The Company's investment in NMB-Heller Holding N.V. totaled $131 million and $107 million at December 31, 1998 and 1997, respectively. NMB-Heller Holding N.V. had total receivables of $2.8 billion and $2.2 billion, and revenues of $180 million and $151 million at December 31, 1998 and 1997, respectively.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

 Other Investments--

  The following table sets forth a summary of the major components of equity and real estate investments (in millions):

                                                                  December 31,
                                                                  -------------
                                                                   1998   1997
                                                                  ------ ------
      Real estate investments.................................... $  271 $  268
      Equity interests and investments...........................    258    205
      Available for sale equity securities.......................     88     15
                                                                  ------ ------
        Total Equity and real estate investments................. $  617 $  488
                                                                  ====== ======

  Real estate investments are acquisition, development and construction investment transactions. At December 31, 1998, the Company held investments in 207 projects with balances ranging up to $8.2 million.

  Equity interests and investments principally include common and preferred stock and investments in limited partnerships and warrants.

  The available for sale equity securities are principally comprised of shares of common stock. Net unrealized holding gains on these securities were $52 million, $7 million and $28 million at December 31, 1998, 1997 and 1996, respectively, and are recorded in stockholders' equity on a net of tax basis.

  The Company's debt securities are all available for sale debt securities and consist of purchased investments in debt securities and $112 million of securities retained in connection with the Company's various securitizations of which $56 million are rated "BB" or higher. No losses have been realized on the subordinated securities to date. Net unrealized holding losses on total available for sale debt securities were $17 million at December 31, 1998, net unrealized holding gains were $6 million at December 31, 1997, and net unrealized holding losses were $7 million at December 31, 1996. These amounts are recorded in stockholder's equity on a net of tax basis. Cash and cash equivalents includes $9 million of short-term debt securities at December 31, 1998, which are available for sale.

  Included in cash and cash equivalents at December 31, 1998 and 1997, respectively, are $168 million and $664 million of short-term debt securities that are held to maturity.

  Equipment on lease is primarily comprised of aircraft and related equipment. Noncancellable future minimum rental receipts under the leases are $37 million, $36 million, $25 million, $13 million and $6 million for 1999 through 2003. All aircraft and related equipment was under lease as of December 31, 1998.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

 Other Assets--

  The following table sets forth a summary of the major components of other assets:

                                                                  December 31,
                                                                  -------------
                                                                   1998   1997
                                                                  ------ ------
                                                                  (in millions)
      Other Assets:
        Goodwill................................................. $  269 $   82
        Deferred income tax benefits, net of allowance of $5 and
         $8 in 1998 and 1997, respectively.......................    229    163
        Prepaid expenses and other assets........................    106     76
        Furniture, fixtures and equipment........................     59     37
        Non-Compete Agreement....................................     12     15
        Repossessed assets.......................................      3     14
        Net advances to affiliates...............................      3    --
                                                                  ------ ------
          Total other assets..................................... $  681 $  387
                                                                  ====== ======

  Noncash investing activities include $4 million and $17 million of receivables which were classified as repossessed assets during the periods ended December 31, 1998 and 1997, respectively. See Note 18 for additional information on deferred income tax benefits.

7. Senior Debt

  Commercial paper and short-term borrowings--The Company uses commercial paper to finance its domestic operations and short-term borrowings are used by the consolidated international subsidiaries to finance international operations. Total commercial paper borrowings represent 26% of total debt at December 31, 1998. Combined commercial paper and short-term borrowings represent 35% of total debt at December 31, 1998.

  The following table is a summary of the Company's commercial paper and short-term borrowings as of December 31, 1998 and 1997:

                                                                   December 31,
                                                                   -------------
                                                                    1998   1997
                                                                   ------ ------
                                                                   (in millions)
      Domestic commercial paper................................... $2,450 $2,279
      Factofrance commercial paper................................    242    281
      Factofrance short-term borrowings...........................    858    685
      Other consolidated subsidiaries short-term borrowings.......    131    187
                                                                   ------ ------
        Commercial paper and short-term borrowings................ $3,681 $3,432
                                                                   ====== ======

  The table below sets forth information concerning the Company's domestic commercial paper borrowings. The average interest rates and average borrowings are computed based on the average daily balances during the year. The Company issues commercial paper with maturities ranging up to 270 days.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

                                                      1998     1997     1996
                                                     -------  -------  -------
                                                      (dollars in millions)
      Commercial Paper--domestic:
        Average interest rate
          During the year...........................    5.71%    5.67%    5.50%
          During the year, including the effect of
           commitment fees..........................    5.83     5.78     5.65
          At year-end, including the effect of
           commitment fees..........................    5.59     5.99     5.63
        Average borrowings.......................... $ 2,619  $ 2,917  $ 2,367
        Maximum month-end borrowings................   2,974    3,264    2,613
        End of period borrowings....................   2,450    2,279    2,576

  Factofrance commercial paper issued as of December 31, 1998 had an average interest rate of 3.58% and its short-term borrowings at December 31, 1998 had an average interest rate of 3.56%. Factofrance uses primarily short-term debt and commercial paper to fund its assets which are short-term in nature.

  Available credit and asset sale facilities--At December 31, 1998, the Company had total committed credit and asset sale facilities of $5.1 billion, and available credit and asset sale facilities of $4.4 billion. This includes $414 million of additional alternative liquidity which is available by discounting eligible French receivables with the French Central Bank since Factofrance is a registered financial institution in France. In addition, the Company has $36 million available credit under two foreign currency revolving credit agreements.

  The Company has approximately $3.7 billion in available liquidity support under three agreements, the longest, of which, is a 5-year facility expiring April 8, 2002. The Company's 364-day bank credit facilities will expire on April 6, 1999 and October 26, 1999. They each include a term loan option which expires one year after the option exercise date. The terms of the bank credit facilities require the Company to maintain stockholders' equity of $1 billion. Under the terms of the debt covenants of the agreements, the Company could have borrowed an additional $7.7 billion of debt at December 31, 1998.

  The Company has a factored accounts receivable sale facility of its domestic accounts receivable which allows the Company to sell an undivided interest of up to $550 million in a designated pool of its factored accounts receivable to five bank-sponsored conduits on a limited recourse basis. The Company had sold $475 million of receivables under this facility as of December 31, 1998. The underlying liquidity support for the conduits is provided by unaffiliated entities. One of the conduits has an operating agreement with Fuji Bank.

  The Company, through its wholly-owned subsidiary, Factofrance, has an additional factored accounts receivable sale facility. This facility allows the subsidiary to sell an undivided interest of up to 1 billion French francs in a designated pool of its factored accounts receivable to one bank-sponsored conduit on a limited recourse basis. As of December 31, 1998, approximately 1 billion French francs (or $188 million) of receivables were sold under this facility.

  In July 1998, the Company filed with the Securities and Exchange Commission a shelf registration statement covering the sale of up to $5 billion in debt securities, senior preferred stock and Class A Common Stock. As of December 31, 1998, there was $4.2 billion available under this shelf registration.

  During December 1998, the Company established a $250 million secured committed warehouse line, available to finance fixed rate commercial mortgage loans. The facility expires in June 1999. As of December 31, 1998, the Company had not drawn any funds under this facility.

  In December 1998, the Company established a 364-day facility which allows the Company to sell up to $550 million of its equipment receivables to two bank-sponsored conduits on a limited recourse basis. As of December 31, 1998, the Company has sold $434 million of receivables under this facility.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

  Notes and debentures--The scheduled maturities of debt outstanding at December 31, 1998, other than commercial paper and short-term borrowings and excluding the net unamortized premium of $3 million, are as follows:

                                   Scheduled Maturities at December 31,
                                 -----------------------------------------------
                                                                   After
                                  1999    2000   2001  2002  2003  2003   Total
                                 ------  ------  ----  ----  ----  -----  ------
                                           (dollars in millions)
   Various fixed rate notes and
    debentures.................  $1,052  $1,336  $703  $542  $ 43  $210   $3,886
     Fixed weighted average
      rate.....................    7.22%   5.46% 6.20% 6.60% 5.90% 6.94%    6.31%
   Various floating rate notes
    and debentures.............  $1,464  $1,127  $150  $ 45  $ 22  $ 71   $2,879
     Floating weighted average
      rate.....................    5.24%   5.47% 5.92% 5.45% 5.47% 4.00%    5.34%
   Total notes and debentures..  $2,516  $2,463  $853  $587  $ 65  $281   $6,765

  Notes redeemable solely at the option of the Company prior to the final maturity date are reflected in the table above as maturing on their contractual maturity date. The Company has outstanding $200 million of fixed rate notes due August 15, 2009, which are callable or putable on August 15, 1999. These notes are reflected in the table above as maturing after 2003.

  The Company's various fixed and floating rate notes and debentures are denominated in U.S. dollars, Japanese yen and French francs. In order to fix the exchange rate of Japanese yen to U.S. dollars on the yen denominated debt, the Company has entered into cross currency interest rate swap agreements. In order to convert certain of the Company's fixed rate debt to floating rate debt and vice-versa, the Company has entered into interest rate swap agreements. The following table provides the year-end weighted average interest rate of the U.S. dollar and Japanese yen denominated debt excluding the net unamortized premium of $3 million before and after the effect of the swap agreements. The Company has $26 million of French franc denominated fixed rate debt and $140 million of French franc denominated variable rate debt which support French franc denominated assets.

                                            Weighted Average Interest Rate
                            ---------------------------------------------------------------
                                        Before After              Before After
                                        Effect Effect  Variable   Effect Effect
                            Fixed Debt    of     of      Debt       of     of   Total Debt
                            Outstanding  Swap   Swap  Outstanding  Swap   Swap  Outstanding
                            ----------- ------ ------ ----------- ------ ------ -----------
                                                 (dollars in millions)
   1998:
     United States dollar..   $3,554     6.58%  6.24%   $2,739     5.41%  5.59%   $6,293
     Japanese yen..........      306     3.26   5.45       --       --     --        306
                              ------                    ------                    ------
      Total................   $3,860     6.32%  6.17%   $2,739     5.41%  5.59%   $6,599
                              ======                    ======                    ======
   1997:
     United States dollar..   $3,614     7.22%  6.72%   $1,834     5.94%  5.95%   $5,448
     Japanese yen..........      306     3.26   6.10       200     1.07   6.59       506
                              ------                    ------                    ------
      Total................   $3,920     6.91%  6.67%   $2,034     5.46%  6.01%   $5,954
                              ======                    ======                    ======

  The contractual interest rates for the U.S. dollar denominated fixed rate debt range between 5.63% and 9.13% at December 31, 1998. The contractual rates on the U.S. dollar denominated floating rate debt are based primarily on indices such as the Constant Maturity Treasury Index less a range of 0.12% to 0.15%, the Federal Funds rate plus 0.25% to 0.40%, the one-month London Inter-Bank Offered Rate ("LIBOR") plus 0.14%, three-month LIBOR plus 0.05% to 0.90%, six-month LIBOR plus 0.25% or the Prime rate less 2.60% to 2.75%.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

8. Financial Instruments with Off-Balance Sheet Risk

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

  The following table summarizes the notional amounts of the Company's interest rate swap agreements, foreign exchange contracts, purchased options and interest rate cap agreements as of December 31, 1998 and 1997. The credit risk associated with these instruments is limited to amounts earned but not collected and to any additional amounts which may be incurred to replace the instrument under then current market conditions. These amounts will increase or decrease during the life of the instruments as interest rates and foreign exchange rates fluctuate, and are substantially less than the notional amounts of these agreements. The Company manages this risk by establishing minimum credit ratings for each counterparty and by limiting the exposure to individual counterparties as measured by the total notional amount and the current replacement cost of existing agreements. The Company has not experienced nonperformance by any counterparty related to its derivative financial instruments.

                                                                  Contract or
                                                                Notional Amount
                                                                ---------------
                                                                 1998    1997
                                                                ------- -------
                                                                 (in millions)
      Interest rate swap agreements............................ $ 4,620 $ 4,553
      Cross currency interest rate swap agreements.............     616     612
      Basis swap agreements....................................   2,471   1,470
      Forward currency exchange contracts......................     820     623
      Purchased options........................................     --       74
      Interest rate cap agreements.............................      20     --

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

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

                                                                Contract Amount
                                                                ---------------
                                                                 1998    1997
                                                                ------- -------
                                                                 (in millions)
      Loan commitments......................................... $ 2,188 $ 2,154
      Letters of credit and financial guarantees...............     709     754
      Factoring credit guarantees..............................     286     285
      Investment commitments...................................     123     130

  Commitments to fund new and existing borrowers generally have fixed expiration dates and termination clauses and typically require payment of a fee. Letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a borrower or an affiliate to a third party. At December 31, 1998, the contractual amount of guarantees includes $5 million related to international joint ventures. For factoring credit guarantees, the Company receives a fee for guaranteeing the collectibility of certain factoring clients' accounts receivable. Under this arrangement, clients generally retain the responsibility for collection and bookkeeping. Losses related to these services historically have not been significant.

9. Legal Proceedings

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

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

10. Rental Commitments

  The Company and its consolidated subsidiaries have minimum rental commitments under noncancellable operating leases at December 31, 1998, as follows (in millions):

      1999................................................................. $ 21
      2000.................................................................   21
      2001.................................................................   19
      2002.................................................................   19
      2003.................................................................   18
      Thereafter...........................................................   43
                                                                            ----
                                                                            $141
                                                                            ====

  The total rent expense, net of rental income from subleases, was $34 million, $30 million and $23 million for the years ended December 31, 1998, 1997 and 1996, respectively.

11. Preferred Stock

  Cumulative Perpetual Senior Preferred Stock ($.01 Par Value; stated value, $25; 8.125%; 5,000,000 shares authorized and outstanding)--The Company's Cumulative Perpetual Senior Preferred Stock, Series A ("Series A Preferred Stock") is not redeemable prior to September 22, 2000. On or after that date, the Perpetual Preferred Stock will be redeemable at the option of the Company, in whole or in part, at a redemption price of $25 per share, plus accrued and unpaid dividends. The Series A Preferred Stock has an annual dividend rate of 8.125%. Dividends are cumulative and payable quarterly. The Series A Preferred Stock ranks senior with respect to payment of dividends and liquidation to other preferred stock of the Company that is not designated as Cumulative Senior Perpetual Preferred Stock.

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

  Noncumulative Perpetual Senior Preferred Stock ($.01 Par Value; stated value, $100; 6.95%; 1,250,000 shares authorized and outstanding)--In December 1998, the Company publicly issued 1,250,000 shares of 6.95% Noncumulative Perpetual Senior Preferred Stock, Series D ("Series D Preferred Stock"), at $100 per share and received proceeds of $125 million less underwriting costs of two percent. The Series D Preferred Stock is not redeemable prior to February 15, 2009. On or after such date, the Series D Preferred Stock will be redeemable at the option of the Company, in whole or in part, at a redemption price of $100 per share, plus any accrued and unpaid dividends.

  Redeemable Preferred Stock--The Company has authorized the issuance of 100,000 shares of a series of preferred stock designated NW Preferred Stock, Class B (No Par Value) ("NW Preferred Stock"), pursuant to

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
the Keep Well Agreement between the Company and Fuji Bank, dated as of April 23, 1983 and as subsequently amended (the "Keep Well Agreement"), wherein, among other things, Fuji Bank has agreed to purchase NW Preferred Stock in an amount required to maintain the Company's stockholders' equity at $500 million. The Company's stockholders' equity was $1,962 million at December 31, 1998. If and when issued, dividends will be paid quarterly on NW Preferred Stock at a rate per annum equal to 1% over the three-month LIBOR. Subject to certain conditions, NW Preferred Stock will be redeemable at the option of the holder within a specified period of time after the end of a calendar quarter in an aggregate amount not greater than the excess of the stockholders' equity of the Company as of the end of such calendar quarter over $500 million and at a redemption price equal to the price paid for such stock plus accumulated dividends. No purchases of NW Preferred Stock have been made by Fuji Bank under the Keep Well Agreement.

12. Dividend Restrictions and Payments

  Dividends may legally be paid only out of the Company's surplus, as determined under the provisions of the Delaware General Corporation Law, or net profits for either the current or preceding fiscal year, or both. In addition, the Company is prohibited from paying dividends on Common Stock unless all current and full cumulative dividends on the Series A Preferred Stock and the current dividends on the Series C and Series D Preferred Stock have been paid. In addition, the Company is prohibited from paying dividends on any other preferred stock that ranks, with respect to the payment of dividends, equal or junior to the Series A, Series C and Series D Preferred Stock, unless all current and full cumulative dividends on the Series A, Series C and Series D Preferred Stock have been paid.

  The Company declared and paid dividends on the Series A Preferred Stock of $11 million and $10 million in 1998 and 1997, respectively, and declared and paid dividends of $10 million on the Series C Preferred Stock in 1998. In 1997, the Company also paid dividends of $4 million on the Series B Preferred Stock.

  Common Stock dividends paid by the Company in 1998 consisted of over $1 billion paid in cash and included dividends paid to FAHI of $450 million paid in the form of a subordinated note dated February 24, 1998 and $533 million paid in May 1998 subsequent to the Offering. In 1997, the Company paid dividends of $69 million on the Common Stock to HIC which included $43 million paid in cash and $26 million paid in the form of preferred stock issued by International Group.

13. Treasury Stock

  The Company has an executive deferred compensation plan ("the Plan"), in which certain employees of the Company may elect to defer a portion of their annual compensation on a pre-tax basis. The amount deferred remains an asset of the Company, and is invested in several mutual funds and Class A Common Stock of the Company. The acquisitions of Class A Common Stock of the Company, under this Plan, are reported as treasury stock and are included in the calculation of basic and diluted earnings per share. At December 31, 1998, 292,821 shares of treasury stock were held by the Company through the Plan. See Note 17 for additional information relating to the Plan.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

14. Fees and Other Income

  The following table summarizes the Company's fees and other income for the years ended December 31, 1998, 1997 and 1996:

                                                                    Year ended
                                                                   December 31,
                                                                  --------------
                                                                  1998 1997 1996
                                                                  ---- ---- ----
                                                                  (in millions)
      Fee income and other....................................... $130 $111 $76
      Net investment gains.......................................   59   69   3
      Gains on securitization of receivables.....................   17   26 --
                                                                  ---- ---- ---
        Total.................................................... $206 $206 $79
                                                                  ==== ==== ===

  Fee income and other includes servicing income, late fees, prepayment fees, other miscellaneous fees and equipment residual gains.

  The Company had realized gains from sales of total investment securities of $92 million, $119 million and $106 million during the years ended December 31, 1998, 1997 and 1996, respectively, and had realized losses and writedowns totaling $33 million, $50 million and $103 million for 1998, 1997 and 1996, respectively.

15. Operating Expenses

  The following table sets forth a summary of the major components of operating expenses:

                                                                   Year ended
                                                                  December 31,
                                                                 --------------
                                                                 1998 1997 1996
                                                                 ---- ---- ----
                                                                 (in millions)
      Salaries and other compensation........................... $227 $214 $154
      Legal and professional fees...............................   31   26   12
      Space costs...............................................   30   30   23
      Equipment costs...........................................   24   17   12
      Business acquisition costs................................   20   15    9
      Travel and entertainment costs............................   16   15   12
      Goodwill and noncompete agreement amortization............    8    6    1
      Other.....................................................   43   34   24
                                                                 ---- ---- ----
        Total................................................... $399 $357 $247
                                                                 ==== ==== ====

  Of the increase in operating expenses in 1998, $21 million related to the consolidation of Factofrance for the full year 1998 versus nine months in 1997.

16. Restructuring Charge

  The Company incurred a one time charge of $17 million related to its restructuring initiative, which includes $8 million related to severance benefits for termination of approximately 15% of the Company's domestic employees, and $6 million related to the termination of office leases and the writedown of related leasehold improvements. Of the total restructuring charge, $11 million is recorded as a liability of the Company as of December 31, 1998 and will be paid during 1999.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

17. Employee Benefits

  The Company has various incentive compensation plans and a savings and profit-sharing plan which provide for annual contributions to eligible employees based on the Company's achievement of certain financial objectives and employee achievement of certain objectives.

  Pension and Post Retirement Plans--The Company has a noncontributory defined benefit pension plan covering substantially all of its domestic employees and a supplemental retirement plan ("SERP") in which certain employees participate. The Company's policy is to fund, at a minimum, pension contributions as required by the Employee Retirement Income Security Act of 1974. Benefits under the defined benefit and supplemental retirement plans are based on an employee's years of service and average earnings for the five highest consecutive years of compensation occurring during the last ten years before retirement.

  The Company also provides health care benefits for eligible retired employees and their eligible dependents through the Post-retirement Health Care Plan ("Health Care Plan").

  The following table summarizes the change in the benefit obligations for the defined benefit and post-retirement health care plans at the end of the respective year and identifies the assumptions used to determine the benefit obligation.

                                                             Post-retirement
                                    Defined Benefit Plan    Health Care Plan
                                         Year Ended            Year Ended
                                        December 31,          December 31,
                                    ----------------------  -------------------
                                     1998    1997    1996   1998   1997   1996
                                    ------  ------  ------  -----  -----  -----
                                            (dollars in millions)
   Change in benefit obligation
     Benefit obligation at January
      1...........................  $   47  $   38  $   32  $  10  $   7  $   7
      Service Cost................       4       3       3    --     --     --
      Interest Cost...............       3       3       2      1      1      1
      Actuarial (gain) loss.......      (1)      4       1     (1)     2     (1)
      Benefits paid...............      (1)     (1)    --     --     --     --
                                    ------  ------  ------  -----  -----  -----
     Benefit obligation at
      December 31.................  $   52  $   47  $   38  $  10  $  10  $   7
                                    ======  ======  ======  =====  =====  =====
   Change in plan assets
     Fair value of plan assets at
      January 1...................  $   42  $   37  $   34  $ --   $ --   $ --
      Actual return on plan
       assets.....................       9       6       3    --     --     --
      Benefits paid...............      (1)     (1)    --     --     --     --
                                    ------  ------  ------  -----  -----  -----
     Fair value of plan assets at
      December 31.................  $   50  $   42  $   37  $  --  $  --  $  --
                                    ======  ======  ======  =====  =====  =====
   Reconciliation of funded status
     Funded status................  $   (2) $   (5) $   (1) $ (10) $ (10) $  (7)
     Unrecognized prior service
      cost........................      (1)     (1)     (1)   --     --     --
     Unrecognized actuarial (gain)
      loss........................      (3)      4       2    --       1     (1)
     Unrecognized transition
      (asset) obligation..........     --       (1)     (1)     5      5      6
                                    ------  ------  ------  -----  -----  -----
      Net amount recognized in the
       statement of financial
       position at December 31....  $   (6) $   (3) $   (1) $  (5) $  (4) $  (2)
                                    ======  ======  ======  =====  =====  =====
   Weighted-average assumptions as
    of December 31:
     Discount rate................    7.00%   7.25%   7.75%  7.00%  7.25%  7.75%
     Expected return on assets....    9.00    9.00    9.00    N/A    N/A    N/A
     Rate of salary increases.....    5.00    6.00    6.00    N/A    N/A    N/A

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

  Components of net pension cost for the defined benefit plan and the postretirement healthcare plan for the following periods are:

                                                                  Postretirement
                                                                    Healthcare
                                       Defined Benefit Plan         Plan Year
                                            Year Ended            Ended December
                                           December 31,                31,
                                       ------------------------   --------------
                                        1998     1997     1996    1998 1997 1996
                                       ------   ------   ------   ---- ---- ----
                                                  (in millions)
      Service cost...................  $    4   $    3   $    3   $--  $--  $--
      Interest cost..................       4        3        3      1    1    1
      Expected return on plan assets.      (4)      (3)      (3)   --   --   --
      Prior service cost and
       transition amount.............      (1)      (1)      (1)   --   --   --
                                       ------   ------   ------   ---- ---- ----
        Net periodic benefit cost....  $    3   $    2   $    2   $  1 $  1 $  1
                                       ======   ======   ======   ==== ==== ====

  The SERP has an unfunded benefit obligation of $3 million at December 31, 1998 and $4 million at December 31, 1997 and 1996. The SERP has an unrecognized prior service cost of $2 million at December 31, 1998, 1997 and 1996. The unrecognized actuarial gain was $4 million, $2 million and $1 million for the years ended December 31, 1998, 1997 and 1996, respectively. The ending accrued benefit cost recognized was $5 million, $4 million and $3 million at December 31, 1998, 1997 and 1996, respectively. The net periodic pension cost for the SERP was approximately $1 million for the years ended December 31, 1998, 1997 and 1996. The weighted average assumptions as of December 31, 1998, 1997, and 1996 for the SERP were equal to the discount rate and rate of salary increases applied for the defined benefit plan.

  In conjunction with the Dealer Products Group acquisition, approximately 215 domestic employees of the Dealer Products Group became eligible to participate in the defined benefit plan and the SERP as of December 1, 1998 and are subject to the defined benefit plan provisions regarding service from that date. The eligible employees were granted vested service under the defined benefit plan since their date of hire with the Dealer Products Group. The Company's pension expense for 1998 was not materially affected by the additional employees. The increase in pension expense for 1999 related to the new employees is expected to be less than $1 million.

  The Company adjusts the discount and salary rates, as well as the rates of return on assets, for the defined benefit plan and the SERP to reflect market conditions at the measurement date. Changes in these assumptions will impact the amount of the pension expense in future years. The change in the discount rate and salary rate at December 31, 1998 is not expected to materially affect pension expense in 1999. The change in the discount rate at December 31, 1997 increased 1998 pension expense by $1 million. The Company decreased the salary rate assumption to 5% at December 31, 1998, based upon the Company's expectation that a greater portion of future salary increases will be provided in the form of incentive compensation, which is not currently covered under Heller's retirement plans.

  The Company also adjusts the discount, salary and health care cost trend rates for the Health Care Plan to reflect market conditions at the measurement date. Changes in these assumptions will impact the amount of the benefit expense in future years. The accumulated post retirement benefit obligation, under the terms of the Health Care Plan, as amended, was calculated using relevant actuarial assumptions and health care cost trend rates projected at annual rates ranging from 8.5% in 1998 trending down to 5.5% in 2004 and thereafter. The effect of a 1.0% annual increase in those assumed cost trend rates would increase the accumulated post retirement benefit obligation by $1 million, while annual service and interest cost components in the aggregate would not be materially affected. The effect of a 1.0% annual decrease in these assumed cost trend rates would decrease the accumulated post retirement benefit obligation by $1 million, while annual service and interest cost components

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
in the aggregate would not be materially affected. The change in the discount rate at December 31, 1998 had no effect on the 1998 expense and is expected to increase 1999 expense by less than $1 million. The change in the discount rate at December 31, 1997 increased 1998 expense by less than $1 million.

  Executive Deferred Compensation Plan--The Company has an Executive Deferred Compensation Plan (the "Plan"), a nonqualified deferred compensation plan, in which certain employees of the Company may elect to defer a portion of their annual compensation on a pre-tax basis. The amount deferred remains an asset of the Company and may be invested, at the participant's discretion, into certain mutual funds and Class A Common Stock of the Company. Payment of amounts deferred is made in a lump sum or in annual installments over a five, ten or fifteen year period as determined by the participant.

  The acquisition of Class A Common Stock of the Company, under this plan, is reported as treasury stock. At December 31, 1998, 292,821 shares of treasury stock were held by the Company through the Plan. Plan assets, other than treasury stock, totaled $24 million at December 31, 1998 and 1997.

  Earnings on plan assets totaled $4 million, $5 million and $1 million in 1998, 1997 and 1996, respectively, and are included as part of fees and other income. Compensation expense of these same amounts was also recorded in each of these years.

  Long Term Incentive Plans--The Company has long-term incentive plans in which participants receive performance units that are granted at the beginning of a three year performance period. The value of a performance unit is based on the three year average return on equity target for the Company. The total expense related to the long-term incentive plans was $4 million in 1998 and $3 million in 1997 and 1996. These plans will terminate in 1999.

  1998 Stock Incentive Plan--The Company adopted a stock-based incentive plan, The Heller Financial, Inc. 1998 Stock Incentive Plan (the "Stock Incentive Plan"), covering non-employee directors and employees of the Company and its subsidiaries (collectively, "Participants").

  The Stock Incentive Plan provides for the grant of incentive and non-qualified stock options, restricted stock, stock appreciation rights, performance shares and performance units ("Awards"). The terms of the Awards are set forth in award agreements ("Award Agreements"). The Compensation Committee, in its sole discretion, selects the employees to whom Awards will be granted and determines the type, size and terms and conditions applicable to each Award. The Compensation Committee also has the authority to interpret, construe and implement the provisions of the Stock Incentive Plan. Awards to non-employee directors will be made by members of the Company's Board of Directors who are not otherwise entitled to participate in the Stock Incentive Plan, or will be based on a formula developed by the Board of Directors or the Compensation Committee.

  Under the Stock Incentive Plan, 4,890,011 shares of Class A Common Stock are available for Awards as of December 31, 1998. During 1998, the Company awarded shares of restricted stock and non-qualified options to purchase shares of Class A Common Stock as discussed below:

  Restricted Stock--The Company issued 505,912 shares of restricted Class A Common Stock in connection with the Offering. As of December 31, 1998, 486,538 restricted shares were outstanding. All restricted shares were issued at $27 per share which equaled the fair market value on the date of issue. The outstanding shares vest on January 1, 2001, if the Company achieves certain net income growth targets as specified in the Restricted Stock Award Agreements. If the Company does not achieve these growth targets by January 1, 2001, the restricted stock will vest on January 1, 2004. The holder of restricted stock generally has the rights of a stockholder of the Company, including the right to vote and to receive cash dividends prior to the end of the vesting period. Compensation expense related to these shares totaled $5 million during 1998.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

  Stock Options--The Company granted options to purchase 1,322,202 shares of Class A Common Stock, at exercise prices ranging from $22 to $29.94 per share which equaled the fair market value on the grant dates. No compensation expense related to the stock option grants was recorded as the option exercise prices were equal to the fair market values on the dates of grant. Each option represents the right to purchase one share of Class A Common Stock. The options, which vest 100% on January 1, 2001, expire ten years from the date of grant. There were no options exercisable at December 31, 1998 and 30,250 options were forfeited during 1998.

  Employee Stock Purchase Plan--The Company adopted an Employee Stock Purchase Plan (the "ESPP") which offers the Company's employees the opportunity to purchase Class A Common Stock at a discount through payroll deductions. The ESPP meets the requirements of Section 423 of the Internal Revenue Code. All regular full-time and part-time employees of the Company are eligible to participate in the ESPP after six months of employment. Employees desiring to purchase stock through ESPP may elect to reduce their pay by up to 10% in any payroll period. These payroll deductions accumulate during a three-month "purchase period." At the end of each purchase period, the payroll deductions are used to purchase Class A Common Stock at a price equal to 85% of the fair market value of the Class A Common Stock on the last day of the respective purchase period. The Company purchases shares of Class A Common Stock in the open market to satisfy purchases under the ESPP. During 1998, the Company incurred expenses related to the ESPP of $142,000.

  Accounting for Stock-Based Compensation Plans--The Company accounts for the stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Under APB No. 25, the Company does not recognize compensation expense on the issuance of its stock options as the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. If the Company were to implement Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"), the Company's net income applicable to common stock for 1998 and pro-forma diluted earnings per share would have been $169 million and $1.88, respectively. The weighted average fair value of each option granted during 1998 was $9.08. The annual cost of the stock options was determined using a Black-Scholes option-pricing model that assumed the following for 1998: a ten-year option life, risk-free interest rate of 5.67%, dividend yield of 1.6%, and volatility of 19.44% based on industry peers' volatility.

18. Income Taxes

  The provision for income taxes is summarized in the following table:

                                                                1998  1997  1996
                                                                ----  ----  ----
                                                                (in millions)
      Current:
        Federal................................................ $35   $107  $60
        Utilization of investment and foreign tax credits......  (4)   (46) (29)
                                                                ---   ----  ---
          Net federal..........................................  31     61   31
        State..................................................   5      5   (4)
        Foreign................................................  24     19    4
                                                                ---   ----  ---
          Total current........................................  60     85   31
                                                                ---   ----  ---
      Deferred:
        Federal................................................  32    (17)  11
        State..................................................   1     (2)   1
                                                                ---   ----  ---
          Total deferred.......................................  33    (19)  12
                                                                ---   ----  ---
                                                                $93   $ 66  $43
                                                                ===   ====  ===

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

  The Company, including its wholly-owned domestic subsidiaries, filed a consolidated United States federal income tax return with FAHI through the date of the Offering (and with HIC in 1997 and 1996) and from that date forward, files its own United States federal income tax return. International Group filed a separate United States federal income tax return through the date of the Offering. Subsequent to that date, International Group is included in the consolidated United States federal income tax return of the Company.

  The Company records future tax benefits for deductible temporary differences if it is more likely than not that these benefits will be realized. In periods during which the Company filed consolidated income tax returns with FAHI or HIC, the Company recorded income tax expense as if it were a separate taxpayer. Included in income tax expense are amounts relating to the International Group.

  The Company made payments of its United States federal income tax of $20 million from the date of the Offering through December 1998 related to its consolidated return for that period. United States federal income taxes paid by International Group amounted to $3 million in 1997 and $5 million in 1996.

  Under the terms of the tax allocation agreements between FAHI and the Company through April 1998, and between HIC and the Company during 1997 and 1996 each company, covered by the agreements, calculated its current and deferred income taxes based on its separate company taxable income or loss, utilizing separate company net operating losses, tax credits, capital losses and deferred tax assets or liabilities. In accordance with the provisions of the tax allocation agreements, net payments of $6 million were made to FAHI through April 1998 and payments of $73 million and $43 million were made to HIC in 1997 and 1996, respectively.

  The reconciliation between the statutory federal income tax provision and the actual effective tax provision for each of the three years ended December 31 is as follows:

                                                                 1998  1997  1996
                                                                 ----  ----  ----
                                                                 (in millions)
      Tax provision at statutory rate..........................  $101  $82   $64
      State and foreign income taxes, net of federal income tax
       effects.................................................    31   23     8
      Income of foreign subsidiaries and joint ventures and
       foreign tax credit utilization..........................   (37) (32)  (13)
      Resolution of tax issues.................................    (3)  (2)   (7)
      Other, net...............................................     1   (5)   (9)
                                                                 ----  ---   ---
                                                                 $ 93  $66   $43
                                                                 ====  ===   ===

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

  The significant components of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are shown below:

                                                                December 31,
                                                                --------------
                                                                 1998    1997
                                                                ------  ------
                                                                (in millions)
      Deferred Tax Assets:
        Allowance for loan losses.............................. $  112  $   97
        Foreign tax credits....................................      5       8
        Lease portfolio acquisitions...........................     58     --
        Net operating losses...................................     48      41
        Equity interests and other investments.................     25      22
        Terminated swap income.................................      1       5
        Accrued expenses.......................................     29      25
                                                                ------  ------
      Gross deferred tax assets................................    278     198
      Valuation allowance......................................     (5)     (8)
                                                                ------  ------
      Gross deferred tax assets, net of valuation allowance....    273     190
      Deferred Tax Liabilities:
        Repossessed properties................................. $   (3) $   (6)
        Fixed assets and deferred income from lease financing..    (28)    (17)
        Unrealized appreciation of securities available for
         sale..................................................    (13)     (4)
                                                                ------  ------
      Gross deferred tax liabilities...........................    (44)    (27)
                                                                ------  ------
      Net deferred tax asset................................... $  229  $  163
                                                                ======  ======

  Provision has not been made for United States or additional foreign taxes on $179 million of undistributed earnings of subsidiaries outside the United States, as those earnings are intended to be reinvested. Such earnings would become taxable upon the sale or liquidation of these international operations or upon the remittance of dividends. Given the availability of foreign tax credits and various tax planning strategies, management believes any tax liability which may ultimately be paid on these earnings would be substantially less than that computed at the statutory federal income tax rate. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against the Company's United States tax liability. The amount of withholding tax that would be payable upon remittance of the entire amount of undistributed earnings is approximately $18 million.

  The Company had unused foreign tax credit carryforwards of $5 million and $8 million at December 31, 1998 and 1997, respectively. Due to substantial restrictions on the utilization of foreign tax credits imposed by the Tax Reform Act of 1986, the Company may not be able to utilize a significant portion of foreign tax credit carryforwards prior to expiration. Accordingly, the Company has recognized a valuation allowance for the amount of foreign tax credits recorded at December 31, 1998 and 1997.

  The Company has recorded a net deferred tax asset of $229 million as of December 31, 1998. Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are reduced.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

19. Basic and Diluted Net Income Per Share and Pro Forma Net Income Per Share

  Net income applicable to common stock per share on a basic and diluted basis for the periods indicated is calculated as follows:

                          Quarter Ended December 31,   Twelve Months Ended December 31,
                          --------------------------- -----------------------------------
                              Basic        Diluted          Basic            Diluted
                          ------------- ------------- ----------------- -----------------
                           1998   1997   1998   1997    1998     1997     1998     1997
                          ------ ------ ------ ------ -------- -------- -------- --------
Net Income applicable to
 common stock (in
 millions)..............  $   41 $   31 $   41 $   31 $    172 $    144 $    172 $    144
                          ====== ====== ====== ====== ======== ======== ======== ========
Average equivalent
 shares of common stock
 outstanding (in
 thousands).............  90,081 51,050 90,081 51,050   77,050   51,050   77,200   51,050
Stock Options...........     --     --       4    --       --       --         5      --
                          ------ ------ ------ ------ -------- -------- -------- --------
  Total Average
   equivalent shares....  90,081 51,050 90,085 51,050   77,050   51,050   77,205   51,050
                          ====== ====== ====== ====== ======== ======== ======== ========
Net income per share....  $ 0.46 $ 0.61 $ 0.46 $ 0.61 $   2.23 $   2.82 $   2.23 $   2.82
                          ====== ====== ====== ====== ======== ======== ======== ========

  The table below identifies the pro forma net income applicable to common stock per share on a basic and diluted basis. Pro forma basic net income applicable to common stock per share is computed based on net income applicable to common stock divided by the average number of shares outstanding after the Company's initial public offering. Pro forma diluted net income applicable to common stock per share is computed based on net income applicable to common stock divided by the average number of shares outstanding after the offering plus the dilutive effect of stock options.

                          Quarter Ended December 31,   Twelve Months Ended December 31,
                          --------------------------- -----------------------------------
                              Basic        Diluted          Basic            Diluted
                          ------------- ------------- ----------------- -----------------
                           1998   1997   1998   1997    1998     1997     1998     1997
                          ------ ------ ------ ------ -------- -------- -------- --------
Net Income applicable to
 common stock (in
 millions)..............  $   41 $   31 $   41 $   31 $    172 $    144 $    172 $    144
                          ====== ====== ====== ====== ======== ======== ======== ========
Pro forma shares (in
 thousands):
  Shares of common stock
   outstanding..........  90,081 90,081 90,081 90,081   89,797   89,797   90,073   90,073
  Stock Options.........     --     --       4      4      --       --         5        5
                          ------ ------ ------ ------ -------- -------- -------- --------
  Total pro forma
   shares...............  90,081 90,081 90,085 90,085   89,797   89,797   90,078   90,078
                          ====== ====== ====== ====== ======== ======== ======== ========
Net income per share....  $ 0.46 $ 0.34 $ 0.46 $ 0.34 $   1.92 $   1.60 $   1.91 $   1.60
                          ====== ====== ====== ====== ======== ======== ======== ========

20. Related Parties

  Several financial, administrative or other service arrangements exist between the Company and Fuji Bank, FAHI or related affiliates. In management's opinion, the terms of these arrangements were similar to those the Company would have been able to obtain in like agreements with unaffiliated entities in arms-length transactions.

  Keep Well Agreement with Fuji Bank. The Keep Well Agreement provides that if the Company should lack sufficient cash or credit facilities to meet its commercial paper obligations, Fuji Bank will lend the Company up to $500 million. That loan would be payable on demand and the proceeds from the loan could only be used

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
by the Company to meet its commercial paper obligations. The Keep Well Agreement further provides that Fuji Bank will maintain the Company's stockholders' equity in an amount equal to $500 million. Accordingly, if the Company should determine, at the close of any month, that its stockholders' equity is less than $500 million, then Fuji Bank will purchase, or cause one of its subsidiaries to purchase, shares of the Company's NW Preferred Stock in an amount necessary to increase the Company's stockholders' equity to $500 million. Commitment fees paid by the Company to Fuji Bank under the Keep Well Agreement amounted to less than $1 million in 1998, 1997 and 1996. Interest on any loans will be charged at the prime rate of Morgan Guaranty Trust Company of New York plus .25% per annum. No loans or purchases of NW Preferred Stock have been made by Fuji Bank under this agreement.

  The Keep Well Agreement cannot be terminated by either party prior to December 31, 2002. After December 31, 2002, the Agreement cannot be terminated by either party unless the Company has received written certifications from Moody's Investor Service, Inc. and Standard and Poor's Corporation that upon such termination, the Series A Preferred Stock will be rated no lower than "a3" and "A-", respectively and the Series C Preferred Stock will be rated no lower than "baa1" and "BBB" respectively. Similarly, after December 31, 2002, the agreement may only be terminated if the Company's senior debt ratings were unchanged as a result of the termination of the Agreement. After December 31, 2007, either Fuji Bank or the Company may terminate the agreement upon 30 business days prior written notice.

  In connection with the Offering, the Keep Well Agreement was amended to allow the Company or Fuji Bank or any of its affiliates to sell or dispose of Common Stock to any person or entity, provided that after any such sale or disposition, Fuji Bank (directly or indirectly through one or more subsidiaries) continues to hold greater than 50% of the combined voting power of the outstanding Common Stock.

  Purchase of Interest in International Group from Fuji Bank. In connection with the Offering, the Company purchased Fuji Bank's interest in International Group for total cash consideration of approximately $83 million, $54 million of which was for the International Group common stock owned by Fuji Bank, valued at book value, and $29 million of which was for the International Group preferred stock owned by Fuji Bank, valued at a modest premium over book value.

  Services Provided by Fuji Bank and HIC for the Company. Certain employees of Fuji Bank performed managerial, administrative and other related functions for the Company during 1998, 1997, and 1996. Certain employees of HIC also performed managerial, administrative, and other related functions for the Company during 1997 and 1996. In conjunction with the ownership transfer of the Company from HIC to FAHI in January 1998, the majority of HIC's employees were transferred to the Company. The Company compensated Fuji Bank for the use of such individuals' services at a rate which reflects current costs. The amount paid to Fuji Bank for these services was $1 million in 1998. The amounts paid to Fuji Bank and HIC for these services were $2 million and $77 million, respectively, for 1997 and $2 million and $60 million for 1996. Additionally, certain subsidiaries of Fuji Bank act as registrar and paying agent for certain debt issuances by the Company. These services are provided at market rates.

  Services Provided by the Company for Fuji Bank and Affiliates. The Company performs services for its affiliates, including FAHI, and charges them for the cost of the work performed. The amount paid to the Company by FAHI was less than $1 million in 1998. Additionally, the Company guaranteed payment under a deferred compensation arrangement between FAHI and certain of its employees who were providing services to the Company. The Company may also guarantee the obligations of its clients or the clients of certain joint ventures, under letters of credit issued by financial institutions, some of which are affiliates of the Company.

  Intercompany Receivables, Payables, Transactions and Financial
Instruments. At December 31, 1998, other receivables included net amounts due from affiliates of $3 million, and at December 31, 1997, other

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
liabilities included net amounts due to affiliates of $29 million. These amounts are principally comprised of interest bearing demand notes representing amounts due to or from the Company arising from an interest rate swap agreement with FAHI, advances, administrative fees and costs charged to other subsidiaries of FAHI and amounts payable to FAHI for services provided. The notes bear interest at rates which approximate the average rates on the Company's commercial paper obligations or short-term bank borrowing rates outstanding during the period. During 1998, the Company paid interest of $1.7 million to FAHI related to these notes.

  The Company was party to a $200 million notional amount interest rate swap agreement with FAHI. The purpose of this agreement was to manage the Company's exposure to interest rate fluctuations. Under this agreement, the Company paid interest to the counterparty at a variable rate based on the commercial paper rate published by the Board of Governors of the Federal Reserve System. The counterparty paid interest to the Company at a fixed rate of 5.57%. This agreement, which FAHI assumed from HIC in January 1998, was terminated in June 1998. Under the terms of this agreement, the Company's interest expense increased by $58,000 and $295,000 in 1998 and 1997, respectively. In conjunction with the termination of this agreement, the Company paid a termination fee to FAHI of approximately $1 million.

  In the ordinary course of its business, the Company participates in joint financings with Fuji Bank or certain affiliates. During 1997, the Company sold $10 million of an outstanding $25 million commitment to Fuji Bank at book value. No gain or loss was recorded on the sale.

  The trust department of Fuji Bank may purchase commercial paper of the Company for its clients. Interest expense paid by the Company related to such commercial paper borrowings was $272,000 and $235,000 in 1998 and 1997, respectively.

  Fuji Bank, and one of its subsidiaries, provided uncommitted lines of credit to consolidated international subsidiaries totaling $27 million and $29 million at December 31, 1998 and 1997, respectively. Borrowings under these facilities totaled $2 million and $5 million at December 31, 1998 and 1997, respectively. In addition, Fuji Bank provides committed and uncommitted lines of credit to certain international joint ventures.

  The Company has an accounts receivable sale facility which allows the Company to sell an undivided interest of up to $550 million in a designated pool of its factored accounts receivable to five bank-sponsored conduits. The Company sold approximately $475 million of receivables under this facility as of December 31, 1998. The underlying liquidity support for the conduits is provided by unaffiliated entities. One of the conduits has an operating agreement with Fuji Bank. The Company paid fees of $346,000 to Fuji Bank during 1998 for services provided under this agreement.

  In conjunction with the formation of FAHI, the Company purchased, at book value, less than $10 million of real estate receivables from HIC on December 31, 1997.

21. Fair Value Disclosures

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

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

  The carrying values and estimated fair values of the Company's financial instruments at December 31, 1998 and 1997, are as follows:

                                                       December 31,
                                           ---------------------------------------
                                                  1998                1997
                                           ------------------- -------------------
                                                     Estimated           Estimated
                                           Carrying    Fair    Carrying    Fair
                                            Value      Value    Value      Value
                                           --------  --------- --------  ---------
                                                       (in millions)
      Net receivables..................... $11,583    $11,887  $10,461    $10,883
      Total investments...................   1,338      1,391      994      1,044
      Debt................................  10,449     10,456    9,436      9,371
      Swap agreements:
        Asset.............................       9         50        4         12
        Liability.........................     (14)      (106)      (7)      (111)
      Forward contracts...................       2          2       23         23

  The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. Carrying values approximate fair values for all financial instruments which are not specifically addressed.

  For variable rate receivables that reprice frequently and are performing at acceptable levels, fair values were assumed to equal carrying values. All other receivables were pooled by loan type and risk rating. The fair value for these receivables was estimated by employing discounted cash flow analyses, using interest rates equal to the London Inter-Bank Offered Rate or the Prime rate offered as of December 31, 1998 and 1997 plus an adjustment for normal spread, credit quality and the remaining terms of the loans.

  Carrying and fair values of the securities available for sale are based on quoted market prices. The fair values of equity interests and other investments are calculated by using the Company's business valuation model to determine the estimated value of these investments as of the anticipated exercise date. The business valuation model analyzes the cash flows of the related company and considers values for similar equity investments. The determined value is then discounted back to December 31, 1998 and 1997, using a rate appropriate for returns on equity investments.

  The fair value of the notes and debentures was estimated using discounted cash flow analyses, based on current incremental borrowing rates for arrangements with similar terms and remaining maturities, as quoted by independent financial institutions as of December 31, 1998 and 1997. Fair values were assumed to equal carrying values for commercial paper and other short term borrowings.

  The carrying value of the swap agreements represents the interest receivable and interest payable as of December 31, 1998 and 1997. The estimated fair value represents the mark to market loss and mark to market gain outstanding as of December 31, 1998 and 1997, respectively, as based upon quoted market prices obtained from independent financial institutions. Forward contracts are carried at fair value. The fair value on forward contracts at December 31, 1997 includes the fair value relating to $74 million in notional amount of purchased options. The fair values of loan commitments, letters of credit and guarantees are negligible.

22. Operating Segments

  The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," in 1998 which requires segments to be reported based upon the way management organizes segments within the Company for making operating decisions and assessing performance.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

  The Company's two reportable segments, Domestic Commercial Finance and International Factoring and Asset Based Finance, were organized geographically and identified based upon the Company's strategic business units whose long-term financial performance is affected by similar economic conditions. Each segment is managed separately by its own President.

  Domestic Commercial Finance--This segment consists of five business units:
(i) Heller Corporate Finance ("Corporate Finance") which provides collateralized cash flow and asset based lending, (ii) Heller Real Estate Financial Services ("Real Estate Finance") which provides secured real estate financing, (iii) Heller Leasing Services ("Leasing Services") which provides debt and lease financing of small and large ticket equipment and commercial aircraft, (iv) Heller Small Business Finance ("Small Business Finance") which provides financing to small businesses, primarily under U.S. Small Business Administration ("SBA") loan programs, and (v) Heller Commercial Services ("Commercial Services") which provides factoring and receivables management services.

  International Factoring and Asset Based Finance--This segment, managed by the International Group, Inc. ("International Group"), provides factoring and receivables management services, asset based financing, acquisition financing, leasing and vendor finance and/or trade finance programs through four majority owned subsidiaries and joints ventures with operations in 16 countries in Europe, Asia/Pacific and Latin America.

  The Company evaluates the performance of its operating segments based on net interest revenue and net income before income taxes. Inter-segment sales and transfers are not significant. The accounting policies of the reportable segments are consistent with those of the Company, as described in Note 1, "Summary of Significant Accounting Policies."

  Summarized financial information concerning the Company's reportable segments is shown in the following table. Differences between consolidated Company information and total reportable segment information relate to corporate support functions, business areas the Company is no longer pursuing and Real Estate and Corporate Finance assets originated, prior to 1990, under different underwriting criteria.

                                             International
                                   Domestic  Factoring and
                                  Commercial  Asset Based         Consolidated
                                   Finance      Finance    Other    Company
                                  ---------- ------------- -----  ------------
      Total assets:
        1998.....................  $10,625      $3,088     $ 653    $14,366
        1997.....................    8,687       2,583     1,591     12,861
        1996.....................    7,597         624     1,705      9,926
      Revenues:
        1998.....................  $ 1,098      $  244     $  65    $ 1,407
        1997.....................    1,007         187        76      1,270
        1996.....................      817          82        86        985
      Income of international
       joint ventures
        1998.....................  $   --       $   30       --     $    30
        1997.....................      --           36       --          36
        1996.....................      --           44       --          44
      Net interest income:
        1998.....................  $   341      $   42     $  40    $   423
        1997.....................      333          26        49        408
        1996.....................      302           4        49        355
      Segment profit (loss):
        1998.....................  $   233      $   64     $  (7)   $   290
        1997.....................      281          45       (93)       233
        1996.....................      232          33       (82)       183

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

  The following table shows certain financial information by geographic region for the years ended December 31, 1998, 1997 and 1996. The Company has attributed revenues to the specific region of transaction origination.

                                       For the Year Ended December 31,
                              -------------------------------------------------
                              United        Other   Asia/   Latin
                              States France Europe Pacific America Consolidated
                              ------ ------ ------ ------- ------- ------------
                                                (in millions)
      Long-lived assets
        1998................. $  502  $102   $237    $17     $39      $  897
        1997.................    225    94    146     17      44         526
        1996.................    153    84    156     15      31         439
      Total revenues
        1998................. $1,159  $188   $ 31    $21     $ 8      $1,407
        1997.................  1,083   127     26     26       8       1,270
        1996.................    903    19     23     28      12         985

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

23. Summary of Quarterly Financial Information (Unaudited)

  The following financial information for the calendar quarters of 1998, 1997 and 1996, is unaudited. In the opinion of management, all adjustments necessary to present fairly the results of operations for such periods have been included.

                                                         Quarter Ended
                                               ---------------------------------
                                               March 31 June 30 Sept. 30 Dec. 31
                                               -------- ------- -------- -------
                                                         (in millions)
      Net interest income
        1998..................................   $ 99    $105     $109    $110
        1997..................................     92     107      104     105
        1996..................................     90      87       87      91
      Operating revenues
        1998..................................   $186    $194     $196    $207
        1997..................................    141     199      193     221
        1996..................................    131     129      124     149
      Provision for losses
        1998..................................   $ 15    $ 17     $ 27    $ 18
        1997..................................     22      34       48      60
        1996..................................     24      25       12      42
      Net income
        1998..................................   $ 48    $ 51     $ 47    $ 47
        1997..................................     39      44       40      35
        1996..................................     34      35       35      29

24. Accounting Developments

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards requiring all derivative instruments (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value. Changes in the fair value of the derivative are to be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows gains and losses on derivatives to offset related results on the hedged items in the income statement and requires that a company must document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company is assessing the impact of this statement and will adopt it in its 2000 interim financial statements.

25. Subsequent Events

  On January 19, 1999, the Company awarded to various employees approximately
1.2 million options to purchase shares of the Company's Class A Common Stock at an exercise price of $28.75. No compensation expense was recorded in conjunction with the awards as the exercise price equaled the market value of the stock on the date of grant. Of the options granted, a majority will vest equally over each of the next four years. The remaining options will vest on January 1, 2001.

  Also on January 19, 1999, the Company's Compensation Committee approved approximately 17,000 stock awards of its Class A Common Stock to employees of the Company. Compensation expense will be recorded over the one year vesting period.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

  On February 15, 1999, the Company paid dividends of $0.09 per share on its Class A and Class B Common Stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

  The information required by this item pertaining to executive officers of the Company is set forth below. The information required by this item pertaining to directors of the Company and to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

                              Executive Officers

Richard J. AlmeidaMr. Almeida, age 56, has served as Chairman of the Board and
                  Chief Executive Officer of Heller and Heller International Group, Inc. (International Group) since November 1995, and as a Director of Heller and International Group since November 1987. He previously served as Executive Vice President and Chief Financial Officer of Heller and International Group from November 1987 to November 1995. He has served as Director of Fuji America Holdings, Inc.
                  (FAHI), a subsidiary of The Fuji Bank, Limited, and the majority stockholder of Heller, since January 1998. He is also on the Board of Directors of Fuji Bank and Trust Company, a subsidiary of Fuji Bank. Prior to joining Heller in 1987, Mr. Almeida served in a number of operating positions, both in corporate banking and investment banking, for Citicorp.

Nina B. Eidell    Ms. Eidell, age 46, has served as Executive Vice President and Chief Human Resources Officer of Heller since March
                  1998. From February 1995 to February 1998, she served as
                  Director, Human Resources of the American Bar Association.
                  Ms. Eidell previously spent eight years with Citicorp, where she held a variety of human resources management roles. She has also held human resources leadership positions with Sara
                  Lee Corporation and R.R. Donnelley & Sons Company.

Michael J. Litwin Mr. Litwin, age 51, has served as Executive Vice President and Chief Credit Officer of Heller since January 1997, and Executive Vice President of International Group since January 1989. He previously served as Director of Heller from April 1990 to July 1998, Senior Group President of Heller from October 1990 to January 1997, and Director of International Group from January 1997 to July 1998. Mr. Litwin has served in various other positions since joining Heller in 1971, including Assistant General Counsel.

Dennis P. LockhartMr. Lockhart, age 52, has served as a Director of Heller and
                  International Group and as President of International Group since January 1988. In his current position, he has principal responsibility for Heller's international operations. Mr. Lockhart has also served as a Director of Tri Valley Corporation since April 1981. Prior to joining Heller in 1988, Mr. Lockhart was employed by Citicorp for 16 years, holding a number of positions in corporate/institutional banking domestically and abroad, including assignments in Lebanon, Saudi Arabia, Greece, Iran, New York and Atlanta, with regional experience encompassing Europe, the Middle East, Africa and Latin America.

Lauralee E. MartinMs. Martin, age 48, has served as Executive Vice President and Chief Financial Officer of Heller and International Group since May 1996, and Director of Gables Residential Trust since January 1994. She previously served as Director of Heller from May 1991 to July 1998, Director of International Group from May 1996 to July 1998, and Senior Group President of Heller from October 1990 to May 1996. Prior to joining Heller in 1986, Ms. Martin held a variety of senior management positions with General Electric Credit Corporation.

Debra H. Snider   Ms. Snider, age 44, has served as Chief Administrative
                  Officer of Heller since February 1997, General Counsel of
                  Heller and International Group since October 1995, Executive
                  Vice President and Secretary of Heller and International
                  Group since April 1995, and Secretary of FAHI since January
                  1998. She previously served as Acting General Counsel for
                  Heller and International Group from April 1995 to October
                  1995. Ms. Snider was a Partner at Katten Muchin & Zavis from
                  February 1991 to March 1995 and previously served as First
                  Vice President and Associate General Counsel at the Balcor
                  Company.

Frederick E. Wolfert
                  Mr. Wolfert, age 44, has served as a Director of Heller since July 1998 and as President and Chief Operating Officer of Heller since January 1998. In this capacity, he has principal responsibility for all of Heller's domestic businesses. He served as Chairman of Key Global Finance Ltd. from April 1996 to December 1997, Chairman, President and Chief Executive Officer of KeyCorp Leasing, Ltd. from June 1993 to December 1997, Chairman, President and Chief Executive Officer of KeyBank USA N.A. from June 1993 to December 1996, President and Chief Operating Officer of KeyCorp Leasing, Ltd. from December 1991 to June 1993, and Executive Vice President of KeyBank USA N.A. from December 1991 to June 1993. Mr. Wolfert also served for nine years in management positions with U.S. Leasing Corporation in its San Francisco headquarters.

Item 11. Executive Compensation.

  The information required by this Item is incorporated by reference to the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The information required by this Item is incorporated by reference to the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions.

  The information required by this Item is incorporated by reference to the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a) Documents Filed as Part of This Report:

  1. Financial Statements (All Financial Statements listed below are those of the Company and its consolidated subsidiaries):

    Report of Independent Public Accountants--Arthur Andersen LLP

    Consolidated Balance Sheets--December 31, 1998 and 1997

    Consolidated Statements of Income for the Years Ended December 31, 1998, 1997 and 1996

    Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

    Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996

    Notes to Consolidated Financial Statements

  2. Financial Statement Schedules:

    Schedules are omitted because they are not applicable or because the required information appears in the financial statements or the notes thereto.

  3. Exhibits:

    Any shareholder who would like a copy of the following Exhibits may obtain one upon request from the Company at a charge that reflects the reproduction cost of such Exhibits. Requests should be made to the Secretary, Heller Financial, Inc., 500 W. Monroe St., Chicago, IL 60661.

     (3)(a)    Amended and Restated Certificate of Incorporation of the
               Company, as amended and restated on April 30, 1998, is incorporated by reference to Exhibit 3.1 to the Company's
               Quarterly Report on Form 10-Q for the period ended March
               31, 1998 (File No. 1-6157).
     (3)(b) Amended and Restated By-laws of the Company, adopted on April 27, 1998, are incorporated by reference to Exhibit
               3.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 1-6157).
     (4)(a)    Certificate of Designation, Preferences and Rights of
               Cumulative Perpetual Senior Preferred Stock, Series A, as filed with the Delaware Secretary of State on September
               16, 1992, is incorporated by reference to Exhibit 4(a) to the Company's Annual Report on Form 10-K for the Fiscal
               Year Ended December 31, 1992 (File No. 1-6157).
     (4)(b)    Certificate of Designation, Preferences and Rights of the
               Company's Fixed Rate Noncumulative Perpetual Senior
               Preferred Stock, Series C (Liquidation Preference $100.00
               Per Share) filed with the Secretary of State of Delaware on November 5, 1997, is incorporated by reference to
               Exhibit 4.4 to the Company's Registration Statement on
               Form S-4 dated October 24, 1997 (File No. 333-38627).
     (4)(c)*   Certificate of Designation, Preferences and Rights of the
               Company's Fixed Rate Noncumulative Perpetual Senior
               Preferred Stock, Series D (Liquidation Preference $100.00
               Per Share), filed with the Secretary of State of Delaware on December 3, 1998.
     (4)(d)    Heller Financial, Inc. Standard Multiple-Series Indenture
               Provisions dated February 5, 1987 are incorporated by reference to Exhibit (4)(a) to the Company's Registration
               Statement on Form S-3 dated February 5, 1987 (File No. 33-
               11757).
     (4)(e) Form of Indenture dated as of February 5, 1987 between the Company and The First National Bank of Chicago, Trustee, with respect to Senior Securities is incorporated by reference to Exhibit (4)(b) to the Company's Registration
               Statement on Form S-3 dated February 5, 1987 (File No. 33-
               11757).
     (4)(f) Form of Indenture dated as of February 24, 1993 between the Company and The First National Bank of Boston,
               Trustee, with respect to Senior Securities is incorporated by reference to Exhibit (4)(h) to the Company's
               Registration Statement on Form S-3 dated February 24, 1993
               (File No. 33-58716).
     (4)(g) First Supplemental Indenture dated September 29, 1995 to the Indenture dated February 24, 1993 between the Company and State Street Bank and Trust Company, as successor to The First National Bank of Boston, with respect to Senior
               Securities is incorporated by reference to Exhibit (4)(a) to the Company's Current Report on Form 8-K filed October
               3, 1995 (File No. 1-6157).

     (4)(h) Form of Indenture dated as of February 5, 1987 between the Company and Chemical Bank, Trustee, with respect to Senior
               Securities is incorporated by reference to Exhibit (4)(c) to the Company's Registration Statement on Form S-3 dated
               February 5, 1987 (File No. 33-11757).
     (4)(i) First Supplemental Indenture dated as of December 1, 1989 to the Indenture dated as of February 5, 1987 between Chemical Bank, as Trustee, and the Company is incorporated by reference to Exhibit (4)(e) to the Company's Annual
               Report on Form 10-K for the Fiscal Year Ended December 31,
               1994 (File No. 1-6157).
     (4)(j) Form of Indenture dated as of September 30, 1991 between the Company and The Bank of New York, Trustee, with respect to Senior Securities is incorporated by reference to Exhibit (4)(h) to the Company's Registration Statement on Form S-3 dated September 30, 1991 (File No. 33-43020).
     (4)(k) Indenture dated as of September 1, 1995 between the Company and State Street Bank and Trust Company, as successor to Shawmut Bank Connecticut, National
               Association, as Trustee, with respect to Senior Securities is incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 dated
               October 23, 1997 (File No. 333-38545).
     (4)(l) First Supplemental Indenture dated as of October 13, 1995, to the Indenture dated as of September 1, 1995, between the Company and State Street Bank and Trust Company, as successor to Shawmut Bank Connecticut, National
               Association, as Trustee, with respect to Senior Securities is incorporated by reference to an exhibit to the Company's Current Report on Form 8-K, filed October 18,
               1995 (File No. 1-6157).
     (4)(m) Second Supplemental Indenture dated November 17, 1997 to the Indenture dated September 1, 1995 between the Company and State Street Bank and Trust Company, as Trustee, with respect to Senior Securities is incorporated by reference to Exhibit 4(a) to the Company's Current Report on Form 8-
               K filed December 4, 1997 (File No. 1-6157).
     (4)(n) Indenture dated as of September 1, 1995 between the Company and State Street Bank and Trust Company, as successor to Shawmut Bank Connecticut, National
               Association, as Trustee, with respect to Subordinated
               Securities is incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-3 dated
               October 23, 1997 (File No. 333-38545).
     (4)(o) First Supplemental Indenture dated as of October 13, 1995, to the Indenture dated as of September 1, 1995, between the Company and State Street Bank and Trust Company, as successor to Shawmut Bank Connecticut, National
               Association, as Trustee, with respect to Subordinated
               Securities is incorporated by reference to an exhibit to the Company's Current Report on Form 8-K, filed October
               18, 1995 (File No. 1-6157).
     (4)(p) Indenture dated as of September 1, 1995 between the Company and State Street Bank and Trust Company, as successor to Shawmut Bank Connecticut, National
               Association, as Trustee, with respect to Junior
               Subordinated Securities is incorporated by reference to
               Exhibit 4.7 to the Company's Registration Statement on
               Form S-3 dated October 23, 1997 (File No. 333-38545).
     (4)(q)    First Supplemental Indenture dated October 13, 1995 to the
               Indenture dated as of September 1, 1995 between the Company and State Street Bank and Trust Company, as successor to Shawmut Bank Connecticut, National
               Association, as Trustee, with respect to Junior
               Subordinated Securities is incorporated by reference to
               Exhibit 4(d)(i) to the Company's Current Report on Form 8-
               K filed October 18, 1995 (File No. 1-6157).

     (4)(r) Form of Medium-Term Note, Series I (Fixed Rate) due from 9 months to 30 years from date of issue is incorporated by reference to Exhibit 4(a) to the Company's Current Report on Form 8-K filed September 18, 1998 (File No. 1-6157).
     (4)(s)    Form of Medium-Term Note, Series I (Fixed Rate/Currency
               Indexed) due from 9 months to 30 years from date of issue is incorporated by reference to Exhibit 4(b) to the Company's Current Report on Form 8-K filed September 18,
               1998 (File No. 1-6157).
     (4)(t) Form of Medium-Term Note, Series I (Floating Rate) due from 9 months to 30 years from date of issue filed as
               Exhibit 4(c) to the Company's Current Report on Form 8-K filed September 18, 1998 (File No. 1-6157).
     (4)(u)    Form of Medium-Term Note, Series I (Floating Rate/Currency
               Indexed) due from 9 months to 30 years from date of issue is incorporated by reference to Exhibit 4(d) to the Company's Current Report on Form 8-K filed September 18,
               1998 (File No. 1-6157).
     (10)(a)   Amended and Restated Keep Well Agreement between The Fuji
               Bank, Limited (Fuji Bank) and the Company, as amended, is incorporated by reference to Exhibit 4.13 to the Company's
               Registration Statement on Form S-3 dated July 8, 1998
               (File No. 333-58723).
     (10)(b)* Registration Rights Agreement dated May 6, 1998 between the Company and Fuji Bank.
     (10)(c)   Services Agreement dated January 1, 1985 between the
               Company and Fuji Bank is incorporated by reference to Exhibit (10)(e) to the Company's Annual Report on Form
               10-K for the Fiscal Year Ended December 31, 1992 (File No.
               1-6157).
     (10)(d)   Management Agreement dated as of January 1, 1991 between
               Heller International Corporation (HIC) and the Company is incorporated by reference to Exhibit (10)(m) to the Company's Quarterly Report on Form 10-Q for the period ending March 31, 1991 (File No. 1-6157).
     (10)(e) Management Services Agreement dated as of January 2, 1998 between Fuji America Holdings, Inc. (FAHI) and the Company is incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1997, as amended on Form 10-K/A (File
               No. 1-6157).
     (10)(f)   Agreement for the Allocation of Federal, State and Foreign
               Income Tax Liability and Benefits among HIC and its
               Subsidiaries, effective as of July 1, 1996, is incorporated by reference to Exhibit (10)(g) to the Company's annual Report on Form 10-K for the Fiscal Year
               Ended December 31, 1996 (File No. 1-6157).
     (10)(g)*  Agreement for the Allocation of Federal Income Tax
               Liability and Benefits among FAHI and the Company, effective as of January 2, 1998.
     (10)(h)+  Management Incentive Plan (Effective January 1, 1987,
               Revised January 1, 1989) is incorporated by reference to
               Exhibit 10(m) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1995 (File No. 1-
               6157).
     (10)(i)+  1996-1998 Long Term Incentive Plan, effective January 1,
               1996, is incorporated by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1997, as amended on Form 10-K/A (File
               No. 1-6157).
     (10)(j)+  1997-1999 Long Term Incentive Plan, effective January 1,
               1997, is incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1997, as amended on Form 10-K/A (File
               No. 1-6157).
     (10)(k)+ Supplemental Executive Retirement Benefit Plan, amended and restated effective January 1, 1996, is incorporated by reference to Exhibit (10)(e) to the Company's Annual
               Report on Form 10-K for the Fiscal Year Ended December 31,
               1996 (File No. 1-6157).

     (10)(l)+ Savings and Profit Sharing Plan, amended and restated effective as of January 1, 1989, is incorporated by reference to Exhibit (10)(q) to the Company's Annual
               Report on Form 10-K for the Fiscal Year Ended December 31,
               1996 (File No. 1-6157).
     (10)(m)+  First Amendment to Savings and Profit Sharing Plan, dated
               December 23, 1993, is incorporated by reference to Exhibit
               (10)(r) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1996 (File No. 1-6157).
     (10)(n)+  Second Amendment to Savings and Profit Sharing Plan, dated
               December 20, 1994, is incorporated by reference to Exhibit
               (10)(s) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1996 (File No. 1-6157).
     (10)(o)+  Third Amendment to Savings and Profit Sharing Plan, dated
               September 9, 1996, is incorporated by reference to Exhibit
               (10)(t) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1996 (File No. 1-6157).
     (10)(p)+  Fourth Amendment to Savings and Profit Sharing Plan, dated
               April 30, 1997, is incorporated by reference to Exhibit
               10(u) to the Company's Annual Report on Form 10-K for the
               Fiscal Year ended December 31, 1997, as amended on Form
               10-K/A (File No. 1-6157).
     (10)(q)+ Fifth Amendment to Savings and Profit Sharing Plan, effective as of April 30, 1998, is incorporated by reference to Exhibit 10.2 to the Company's Quarterly
               Report on Form 10-Q for the period ending June 30, 1998
               (File No. 1-6157).
     (10)(r)+ 1998 Heller Financial, Inc. Stock Incentive Plan is incorporated by reference to Exhibit 10.1 to the Company's
               Registration Statement on Form S-2 initially filed on February 26, 1998, as amended (File No. 333-46915).
     (10)(s)+ Heller Financial, Inc. 1998 Employee Stock Purchase Plan is incorporated by reference to Exhibit 10.34 to the Company's Registration Statement on Form S-2 initially filed on February 26, 1998, as amended (File No. 333-
               46915) is incorporated by reference.
     (10)(t)+ Amended and Restated Executive Deferred Compensation Plan, effective as of January 1, 1998, is incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998 (File
               No. 1-6157).
     (10)(u)+* First Amendment to Amended and Restated Executive Deferred
               Compensation Plan dated March 2, 1999.
     (10)(v)+  Employment Letter Agreement, dated as of December 31,
               1997, between the Company and Richard J. Almeida, is incorporated by reference to Exhibit 10(w) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1997, as amended on Form 10-K/A (File
               No. 1-6157).
     (10)(w)+* Amendment of Letter Agreement, effective as of May 6,
               1998, between the Company and Richard J. Almeida.
     (10)(x)+  Employment Letter Agreement, dated as of December 31,
               1997, between the Company and Frederick E. Wolfert, is incorporated by reference to Exhibit 10(x) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1997, as amended on Form 10-K/A (File
               No. 1-6157).
     (10)(y)+* Amendment of Letter Agreement, effective as of May 6,
               1998, between the Company and Frederick E. Wolfert.
     (10)(z)+ Form of Change in Control Agreement is incorporated by reference to Exhibit 10.32 to the Company's Registration
               Statement on Form S-2 initially filed on February 26,
               1998, as amended (File No. 333-46915).

     (12)* Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
     (21)*     Subsidiaries of the Registrant
     (23)*     Consent of Independent Public Accountants
     (27)*     Financial Data Schedule

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

  (b)Current Reports on Form 8-K:

     Date of Report    Item Description
     --------------    ---- -----------
     October 13, 1998  5, 7 A report filing a press release announcing the signing of a purchase agreement to acquire assets
                            associated with the US and international
                            information technology leasing business of Dana
                            Corporation.
     October 19, 1998  5, 7 A report filing a press release announcing the declaration of dividends on the Company's common
                            and preferred stocks.
     October 20, 1998  5, 7 A report filing a press release announcing earnings for the quarter ending September 30, 1998.
     November 24, 1998 5, 7 A report filing a press release announcing a new business structure and senior leadership changes
                            designed to increase operating revenues, optimize
                            operational efficiencies and improve return on
                            shareholders' equity.
     November 25, 1998 5, 7 Report of (i) the filing of a Prospectus Supplement under the Company's Registration Statement on Form
                            S-3 (File No. 333-58723) for the public offering of
                            1,250,000 shares of Fixed Rate Noncumulative
                            Perpetual Senior Preferred Stock, Series D,
                            and (ii) the filing of the forms of related
                            documents.
     December 3, 1998   5,7 A report filing a press release announcing the
                            acquisition of assets of Dana Corporation's leasing
                            operation.
     January 20, 1999   5,7 A report filing a press release announcing (i)
                            earnings for the year ending December 31, 1998,
                            (ii) selection by the Board of Directors of April
                            23, 1999 as the date for the Annual Meeting of
                            Stockholders, and (iii) selection by the Board of
                            Directors of March 1, 1999 as the record date for
                            voting at the Annual Meeting of Stockholders.
     January 20, 1999   5,7 A report filing a press release announcing the
                            declaration of dividends on the Company's common
                            and preferred stocks.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10K to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of March, 1999.

                                          Heller Financial, Inc.

                                                     /s/ R.J. Almeida
                                          By: _________________________________
                                                     Richard J. Almeida
                                                Chairman and Chief Executive
                                                          Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on behalf of the registrant in their capacities and on the date indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----

        /s/ R.J. Almeida             Chairman and Chief Executive    March 1, 1999
____________________________________  Officer
         Richard J. Almeida

      /s/ Lawrence G. Hund           Executive Vice President,       March 1, 1999
____________________________________  Controller, and Chief
          Lawrence G. Hund            Accounting Officer

     /s/ Lauralee E. Martin          Executive Vice President and    March 1, 1999
____________________________________  Chief Financial Officer
         Lauralee E. Martin

         /s/ F. Wolfert              Director, President and         March 1, 1999
____________________________________  Chief Operating Officer
        Frederick E. Wolfert

       /s/ S. Hirabayashi            Director                        March 1, 1999
____________________________________
         Soichi Hirabayashi

      /s/ Michael A. Conway          Director                        March 1, 1999
____________________________________
         Michael A. Conway

          /s/ T. Hayano              Director                        March 1, 1999
____________________________________
           Tsutomu Hayano

         /s/ Mark Kessel             Director                        March 1, 1999
____________________________________
            Mark Kessel

        /s/ Tetuso Kumon             Director                        March 1, 1999
____________________________________
            Tetsuo Kumon

             Signature                           Title                    Date
             ---------                           -----                    ----

        /s/ D.P. Lockhart            Director                        March 1, 1999
____________________________________
         Dennis P. Lockhart

        /s/ Frank S. Ptak            Director                        March 1, 1999
____________________________________
           Frank S. Ptak

       /s/ Masahiro Sawada           Director                        March 1, 1999
____________________________________
          Masahiro Sawada

          /s/ K. Tanaka              Director                        March 1, 1999
____________________________________
          Kenichiro Tanaka

         /s/ T. Yamasaki             Director                        March 1, 1999
____________________________________
         Terumasa Yamasaki