Form 10-K/A
period 1998-12-31
HELLER FINANCIAL INC
filed 1999-03-12
CIK 46738

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-K/A
                               (Amendment No. 1)

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

  Item
   No.                             Name of Item                             Page
  ----                             ------------                             ----
 Part I
 Item 1. Business........................................................     4
         General.........................................................     4
         Domestic Commercial Finance Segment.............................     7
           Corporate Finance.............................................     7
           Real Estate Finance...........................................     9
           Leasing Services..............................................    11
           Small Business Finance........................................    14
           Commercial Services...........................................    16
         International Factoring and Asset Based Finance Segment.........    17
         Sales and Marketing.............................................    19
         Competition.....................................................    20
         Regulation......................................................    21
         Employees.......................................................    22
         Risk Management.................................................    22
         Credit Risk Management..........................................    22
         Asset/Liability Management......................................    23
         Interest Rate Risk Management...................................    24
         Foreign Exchange Risk Management................................    26
         Liquidity Risk Management.......................................    29
         Portfolio Quality...............................................    30
 Item 2. Properties......................................................    32
 Item 3. Legal Proceedings...............................................    32
 Item 4. Submission of Matters to a Vote of Security Holders.............    32

 Part II
         Market for Registrant's Common Equity and Related Stockholder
 Item 5.   Matters.......................................................    33
 Item 6. Selected Financial Data.........................................    35
 Item 7. Management's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................    37
         General.........................................................    37
         Year Ended December 31, 1998 Compared to Year Ended December 31,
           1997..........................................................    39
         Results of Operations...........................................    39
         Lending Assets and Investments..................................    43
         Year Ended December 31, 1997 Compared to Year Ended December 31,
           1996..........................................................    45
         Results of Operations...........................................    45
         Lending Assets and Investments..................................    49
         Liquidity and Capital Resources.................................    50
         Accounting Developments.........................................    52
         Year 2000 Compliance............................................    53
         Special Note Regarding Forward-Looking Statements...............    54
 Item 8. Financial Statements and Supplementary Data.....................    55
 Item 9. Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure..........................................    94

 Item No.                           Name of Item                            Page
 --------                           ------------                            ----
 Part III
 Item 10. Directors and Executive Officers of the Registrant.............    95
 Item 11. Executive Compensation.........................................    96
 Item 12. Security Ownership of Certain Beneficial Owners and Management.    96
 Item 13. Certain Relationships and Related Transactions.................    96
 Part IV
          Exhibits, Financial Statement Schedules and Reports on Form 8-
 Item 14.   K............................................................    96

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

International Factoring and Asset Based Finance Segment

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

                                        For the Year Ended December 31,
                                  --------------------------------------------
                                       1998           1997           1996
                                  -------------- -------------- --------------
                                  Amount Percent Amount Percent Amount Percent
                                  ------ ------- ------ ------- ------ -------
                                             (dollars in millions)
   Net Writedowns of Lending
    Assets:
    Domestic Commercial Finance
      Corporate Finance..........  $14      17%   $ 25     17%   $ 13     12%
      Real Estate Finance........   45      55       1      1       1      1
      Leasing Services...........    3       4       1      1      (3)    (3)
      Small Business Finance.....    3       4       2      1       1      1
      Commercial Services........   13      16       8      5       9      8
      Other......................   (2)     (2)     87     60      87     81
                                   ---     ---    ----    ---    ----    ---
    Total Domestic Commercial
     Finance.....................   76      94     124     85     108    100
    International Factoring and
     Asset Based Finance.........    5       6      22     15     --     --
                                   ---     ---    ----    ---    ----    ---
        Total net writedowns.....  $81     100%   $146    100%   $108    100%
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

2. Initial Public Offering

  In May 1998, the Company issued 38,525,000 shares of Class A Common Stock in an initial public offering (the "Offering"). The net proceeds to the Company were $986 million, $450 million of which was used to repay indebtedness of the Company consisting of a $450 million subordinated note to Fuji America Holdings, Inc. ("FAHI"), a wholly owned subsidiary of The Fuji Bank, Limited ("Fuji Bank"), issued February 24, 1998 for a previously declared dividend to FAHI, and $533 million of which was paid as a cash dividend to FAHI. The 51,050,000 outstanding Class B Common Shares are held by FAHI. In addition, 505,912 shares of restricted Class A Common Stock were issued to management of the Company during 1998. The holders of Class A Common Stock are entitled to one vote per share and the holders of Class B Common Stock are entitled to three votes per share (except that the outstanding shares of Class B Common Stock may never represent more than 79% of the combined voting power of all outstanding shares of the Company's voting stock). After the Offering and the issuance of shares to management, there were 90,080,912 shares of common stock of the Company

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
issued resulting in FAHI's ownership of 79% of the voting interest and 57% of the economic interest of the Company's issued common stock. Prior to May 1998, FAHI owned 100% of the issued and outstanding common stock of the Company.

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

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

  The Company's two reportable segments, Domestic Commercial Finance and International Factoring and Asset Based Finance, are identified based upon the Company's strategic business units whose long-term financial performance is affected by similar economic conditions. Each segment is managed separately by its own President.

  Domestic Commercial Finance--This segment consists of five business units:
(i) Heller Corporate Finance ("Corporate Finance") which provides collateralized cash flow and asset based lending, (ii) Heller Real Estate Financial Services ("Real Estate Finance") which provides secured real estate financing, (iii) Heller Leasing Services ("Leasing Services") which provides debt and lease financing of small and large ticket equipment and commercial aircraft, (iv) Heller Small Business Finance ("Small Business Finance") which provides financing to small businesses, primarily under U.S. Small Business Administration ("SBA") loan programs, and (v) Heller Commercial Services ("Commercial Services") which provides factoring and receivables management services. Domestic Commercial Finance also includes transactions for domestic business activities which the Company is no longer pursuing.

  International Factoring and Asset Based Finance--This segment, managed by International Group, provides factoring and receivables management services, asset based financing, acquisition financing, leasing and vendor finance and/or trade finance programs through four majority owned subsidiaries and joints ventures with operations in 16 countries in Europe, Asia/Pacific and Latin America.

  The Company evaluates the performance of its operating segments based on net income. Inter-segment sales and transfers are not significant. The accounting policies of the reportable segments are consistent with those of the Company, as described in Note 1, "Summary of Significant Accounting Policies."

  Summarized financial information concerning the Company's reportable segments is shown in the following table.

                                                    International
                                          Domestic  Factoring and
                                         Commercial  Asset Based  Consolidated
                                          Finance      Finance      Company
                                         ---------- ------------- ------------
      Total assets:
        1998............................  $11,278      $3,088       $14,366
        1997............................   10,278       2,583        12,861
        1996............................    9,302         624         9,926
      Revenues:
        1998............................  $ 1,163      $  244       $ 1,407
        1997............................    1,083         187         1,270
        1996............................      903          82           985
      Income of international joint
       ventures
        1998............................  $   --       $   30       $    30
        1997............................      --           36            36
        1996............................      --           44            44
      Net interest income:
        1998............................  $   381      $   42       $   423
        1997............................      382          26           408
        1996............................      351           4           355
      Net income:
        1998............................  $   163      $   30       $   193
        1997............................      145          13           158
        1996............................      111          22           133

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

  Net income of Domestic Commercial Finance was reduced by a one-time charge of $17 million ($12 million net of tax) relating to the restructuring initiative in 1998. International Factoring and Asset Based Finance net income was reduced by minority interest of $4 million, $9 million and $7 million in 1998, 1997 and 1996, respectively.

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

Item 11. EXECUTIVE COMPENSATION

  The information required by this Item is incorporated by reference to the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is incorporated by reference to the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

                                          Heller Financial, Inc.

                                                   /s/ Lawrence G. Hund
                                          By: _________________________________
                                                      Lawrence G. Hund
                                                 Executive Vice President,
                                              Controller, and Chief Accounting
                                                          Officer

                                          Dated: March 11, 1999