Form 10-Q
period 1999-03-31
HELLER FINANCIAL INC
filed 1999-04-29
CIK 46738

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549


                                   FORM 10-Q

(Mark One)
[X] Quarterly report for the period ended March 31, 1999 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number 1-6157


                            Heller Financial, Inc.
                            ----------------------
            (Exact name of registrant as specified in its charter)


                 Delaware                                       36-1208070
---------------------------------------                      ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

500 W. Monroe Street, Chicago, Illinois                            60661
---------------------------------------                          ----------
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

     38,822,641 shares of Class A Common Stock, $.25 par value, outstanding at April 23, 1999.
     51,050,000 shares of Class B Common Stock, $.25 par value, outstanding at April 23, 1999.

================================================================================

                         PART I. FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                (in millions, except for information on shares)

                      ASSETS                                               March 31,    December 31,
                                                                             1999           1998
                                                                          -----------   ------------
                                                                          (unaudited)
Cash and cash equivalents...............................................  $   873        $   529
Receivables (Note 3)
 Commercial loans
  Term loans............................................................    3,327          3,233
  Revolving loans.......................................................    1,922          1,832
Real estate loans.......................................................    1,731          1,718
Factored accounts receivable............................................    2,496          2,543
Equipment loans and leases..............................................    2,605          2,528
                                                                          -------        -------
     Total receivables..................................................   12,081         11,854
Less: Allowance for losses of receivables (Note 3)......................      277            271
                                                                          -------        -------
     Net receivables....................................................   11,804         11,583
Equity and real estate investments......................................      587            617
Debt securities.........................................................      456            400
Operating leases........................................................      361            321
Investments in international joint ventures.............................      222            235
Other assets............................................................      692            681
                                                                          -------        -------
     Total assets.......................................................  $14,995        $14,366
                                                                          =======        =======

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Senior debt
 Commercial paper and short-term borrowings.............................  $ 3,885        $ 3,681
 Notes and debentures (Note 4)..........................................    7,220          6,768
                                                                          -------        -------
     Total senior debt..................................................   11,105         10,449
Credit balances of factoring clients....................................    1,360          1,441
Other payables and accruals.............................................      534            504
                                                                          -------        -------
     Total liabilities..................................................   12,999         12,394
Minority interest.......................................................       10             10
Stockholders' equity
  Cumulative Perpetual Senior Preferred Stock, Series A.................      125            125
  Noncumulative Perpetual Senior Preferred Stock, Series C..............      150            150
  Noncumulative Perpetual Senior Preferred Stock, Series D..............      125            125
  Class A Common Stock ($.25 Par Value; 500,000,000 shares authorized;
   39,034,019 shares issued and 38,822,828 shares outstanding)..........       10             10
  Class B Common Stock ($.25 Par Value; 300,000,000 shares authorized;
   51,050,000 shares issued and outstanding)............................       13             13
  Additional paid in capital............................................    1,436          1,435
  Retained earnings.....................................................      153            111
  Treasury stock (211,191 shares) (Note 6)..............................       (6)            (8)
  Accumulated other comprehensive income................................      (20)             1
                                                                          -------        -------
     Total stockholders' equity.........................................    1,986          1,962
                                                                          -------        -------
     Total liabilities and stockholders' equity.........................  $14,995        $14,366
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

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (in millions, except for per share information)

                                                                             For the Three Months
                                                                               Ended March 31,
                                                                               ---------------
                                                                                1999     1998
                                                                               ------   ------
                                                                                 (unaudited)
Interest income..............................................................   $ 262    $ 254
Interest expense.............................................................     149      155
                                                                                -----    -----
 Net interest income.........................................................     113       99
Fees and other income........................................................      74       53
Factoring commissions........................................................      28       27
Income of international joint ventures.......................................       8        7
                                                                                -----    -----
 Operating revenues..........................................................     223      186
Operating expenses...........................................................     108       94
Provision for losses.........................................................      29       15
                                                                                -----    -----
 Income before income taxes and minority interest............................      86       77
Income tax provision.........................................................      29       27
Minority interest............................................................      --        2
                                                                                -----    -----
 Net income..................................................................   $  57    $  48
                                                                                =====    =====
 Dividends on preferred stock................................................   $   7    $   5
                                                                                =====    =====
 Net income applicable to common stock.......................................   $  50    $  43
                                                                                =====    =====

 Basic net income applicable to common stock per share (Note 7)..............   $0.56    $0.84
                                                                                =====    =====
 Diluted net income applicable to common stock per share (Note 7)............   $0.55    $0.84
                                                                                =====    =====

 Pro forma basic net income applicable to common stock per share (Note 7)....   $0.56    $0.48
                                                                                =====    =====
 Pro forma diluted net income applicable to common stock per share (Note 7)..   $0.55    $0.48
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

                     CONSOLIDATED CONDENSED STATEMENTS OF
                        CHANGES IN STOCKHOLDERS' EQUITY
                                 (in millions)
                                  (unaudited)

                                         Noncum.
                             Perpetual  Perpetual  Perpetual                                       Accum.
                                Sr.        Sr.        Sr.                                           Other    Re-
                               Pref.      Pref.      Pref.    Class A  Class B  Treasury   Add'l   Compre-  tained          Compre-
                               Stock      Stock      Stock    Common   Common    Stock    Paid In  hensive  Earn-           hensive
                             Series A   Series C   Series D    Stock    Stock   (Note 6)  Capital  Income    ings   Total   Income
                             ---------  ---------  ---------  -------  -------  --------  -------  -------  ------  ------  -------
BALANCE AT DECEMBER 31,
 1997......................   $  125     $  150     $   --    $   --   $   13    $   --   $  672   $  (12)  $  730  $1,678
Comprehensive Income:
Net income.................       --         --         --        --       --        --       --       --       48      48      48
  Other comprehensive
   income, net of tax:
    Unrealized gain on
     securities, net of tax
     of $3.................       --         --         --        --       --        --       --       --       --       6       6
    Foreign currency
     translation
     adjustments, net of
     of tax of $0.5........       --         --         --        --       --        --       --       --       --       1       1
                                                                                                                            ------
  Other comprehensive
   income..................       --         --         --        --       --        --       --        7       --      --       7
                                                                                                                            ------
Comprehensive income.......       --         --         --        --       --        --       --       --       --      --      55
                                                                                                                            ======
Preferred stock dividends..       --         --         --        --       --        --       --       --       (5)     (5)
Common stock dividends.....       --         --         --        --       --        --       --       --     (465)   (465)
                              ------     ------     ------    ------   ------    ------   ------   ------   ------  ------
BALANCE AT MARCH 31, 1998..   $  125     $  150     $   --    $   --   $   13    $   --   $  672   $   (5)  $  308  $1,263
                              ======     ======     ======    ======   ======    ======   ======   ======   ======  ======

BALANCE AT DECEMBER 31,
 1998......................   $  125     $  150     $  125    $   10   $   13    $   (8)  $1,435   $    1   $  111  $1,962
Comprehensive Income:
  Net income...............       --         --         --        --       --        --       --       --       57      57      57
  Other comprehensive
   income, net of tax:
  Unrealized gain on
   securities, net of tax
   of $(5).................       --         --         --        --       --        --       --       --       --      (9)     (9)
  Foreign currency
   translation adjustments,
   net of tax of $(6)......       --         --         --        --       --        --       --       --       --     (12)    (12)
                                                                                                                            ------
  Other comprehensive
   income..................       --         --         --        --       --        --       --      (21)      --      --     (21)
                                                                                                                            ------
Comprehensive income.......       --         --         --        --       --        --       --       --       --      --      36
                                                                                                                            ======
Reissuance of Class A
 Common Stock..............       --         --         --        --       --         2       --       --       --       2
Vesting of Restricted
 Shares (Note 6)...........       --         --         --        --       --        --        1       --       --       1
Preferred stock dividends..       --         --         --        --       --        --       --       --       (7)     (7)
Common stock dividends.....       --         --         --        --       --        --       --       --       (8)     (8)
                              ------     ------     ------    ------   ------    ------   ------   ------   ------  ------
BALANCE AT MARCH 31, 1999..   $  125     $  150     $  125    $   10   $   13    $   (6)  $1,436   $  (20)  $  153  $1,986
                              ======     ======     ======    ======   ======    ======   ======   ======   ======  ======

     The accumulated other comprehensive income balance included $13 million and $14 million of unrealized gains on securities available for sale at March 31, 1999 and 1998, respectively. Accumulated other comprehensive income also included deferred foreign currency translation adjustments, net of tax, of $(33) million and $(19) million at March 31, 1999 and 1998, respectively.


     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in millions)


                                                                   For the Three Months Ended
                                                                           March 31,
                                                                  ----------------------------
                                                                       1999           1998
                                                                  ---------------  -----------
OPERATING ACTIVITIES                                                        (unaudited)
  Net income....................................................         $    57      $    48
  Adjustments to reconcile net income to net
  cash provided by operating activities:
   Provision for losses.........................................              29           15
   Amortization and depreciation................................               7            5
   Losses from equity investments...............................               8            7
   Provision for deferred taxes.................................              10            1
   Increase in accounts payable and accrued liabilities.........              38            2
   Undistributed income of international joint ventures.........              (4)          (4)
   (Decrease) increase in interest payable......................             (10)           7
   Other........................................................             (10)           5
                                                                         -------      -------
     Net cash provided by operating activities..................             125           86

INVESTING ACTIVITIES
  Longer-term loans funded......................................          (1,027)      (1,446)
  Collections of principal......................................             771          801
  Securitizations, participations, syndications and loan sales..             230        1,299
  Net increase in short-term loans and advances
   to factoring clients.........................................            (299)        (616)
  Investment in operating leases................................             (45)         (10)
  Investments in equity interests and other investments.........            (150)        (118)
  Sales of investments and equipment on lease...................              97           63
  Other.........................................................             (13)           1
                                                                         -------      -------
     Net cash used for investing activities.....................            (436)         (26)

FINANCING ACTIVITIES
  Senior note issues............................................           1,107          555
  Retirement of notes and debentures............................            (653)        (745)
  Increase (decrease) in commercial paper
   and other short-term borrowings..............................             204         (159)
  Net increase (decrease) in advances from affiliates...........               3           (8)
  Repurchase of Class A Common Stock for executive
   deferred compensation plan...................................               2            -
  Cash dividends paid on preferred and common stock.............             (15)         (20)
  Other.........................................................               7            2
                                                                         -------      -------
     Net cash provided by (used for) financing activities.......             655         (375)
                                                                         -------      -------
Increase (decrease) in cash and cash equivalents................             344         (315)
Cash and cash equivalents at the beginning of the period........             529          821
                                                                         -------      -------
Cash and cash equivalents at the end of the period..............         $   873      $   506
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

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)

(1)  Basis of Presentation

     These consolidated condensed financial statements should be read in conjunction with the financial statements and notes included in the annual report on Form 10-K/A of Heller Financial, Inc. (including its consolidated subsidiaries, Heller or the Company, which may be referred to as we, us or our) for the year ended December 31, 1998. In management's opinion, all adjustments considered necessary for a fair presentation are included in these financial statements and were of a normal, recurring nature. Certain prior year amounts have been reclassified to conform to the current year's presentation.

(2)  Acquisition of Dealer Products Group

     On November 30, 1998, we acquired, through our subsidiaries, the U.S. assets of the Dealer Products Group of Dana Commercial Credit Corporation and the stock of the Dealer Products Group's international subsidiaries (collectively, Dealer Products Group).

     The following table presents the unaudited pro forma combined income statements of Heller and the Dealer Products Group for the three months ended March 31, 1999 and 1998. The pro forma combined income statements are presented as if the acquisition had been effective January 1, 1998. The combined historical results of operations of Heller and the Dealer Products Group for 1999 and 1998 have been adjusted to reflect the amortization of goodwill and the costs of financing for the transaction. We have presented the following information for informational purposes only. It does not necessarily indicate the future results of our operations or the results of our operations that would have occurred had the acquisition been effective in the periods presented.

                                                          For the Three Months
                                                             Ended March 31,
                                                             ---------------
                                                           1999          1998
                                                           ----          ----
                                                              (in millions)

Interest income.........................................   $262          $273
Interest expense........................................    149           166
                                                           ----          ----
  Net interest income...................................    113           107
Fees and other income...................................     74            56
Factoring commissions...................................     28            27
Income of international joint ventures..................      8             7
                                                           ----          ----
  Operating revenues....................................    223           197
Operating expenses......................................    108           104
Provision for losses....................................     29            17
                                                           ----          ----
  Income before income taxes and minority interest......     86            76
Income tax provision....................................     29            26
Minority interest.......................................     --             2
                                                           ----          ----
  Net income............................................    $57           $48
                                                           ====          ====

(3)  Impaired Receivables and Repossessed Assets

     We do not recognize interest and fee income on impaired receivables or repossessed assets, both of which are classified as nonearning, as set forth in the following table:


                                                                March 31,   December 31,
                                                                   1999         1998
                                                                ---------   ------------
                                                                      (in millions)
    Impaired receivables......................................      $ 215          $ 208
    Repossessed assets........................................          4              3
                                                                    -----          -----
      Total nonearning assets.................................      $ 219          $ 211
                                                                    =====          =====
    Ratio of total nonearning assets to total lending assets..        1.8%           1.8%
                                                                    =====          =====
    Ratio of allowance for losses of receivables to
      nonearning impaired receivables.........................        129%           130%
                                                                    =====          =====

     Nonearning assets included $29 million at March 31, 1999 and $26 million at December 31, 1998 for consolidated international subsidiaries.

     The average investment in nonearning impaired receivables was $213 million for the three months ended March 31, 1999 and $147 million for the three months ended March 31, 1998.

     Loan Modifications --

     We had $13 million of loans that are considered troubled debt restructures at March 31, 1999, a decrease of $1 million from December 31, 1998. At March 31, 1999 there were no loans that were restructured and returned to earning status.

     Allowance for Losses --

     The change in the allowance for losses of receivables during the three month period included an additional provision of $29 million and gross writedowns and recoveries of $27 million and $5 million, respectively. Impaired receivables with identified reserve requirements were $133 million at March 31, 1999 and $136 million at December 31, 1998.

                                                             March 31,  December 31,
                                                               1999         1998
                                                             ---------  ------------
                                                                  (in millions)

  Identified reserve requirement for impaired receivables..      $  45         $  44
  Additional allowance for losses of receivables...........        232           227
                                                                 -----         -----
     Total allowance for losses of receivables.............      $ 277         $ 271
                                                                 =====         =====

(4)  Senior Debt - Notes and Debentures

     We issued and retired the following notes and debentures during the three months ended March 31, 1999 (excluding unamortized premium and discount):

                                                                            Principal
                                                                             Amount
                                                                            ---------
                                                                          (in millions)
     Issuances:
       Variable rate medium-term notes due on various dates ranging from
         January 12, 2001 to February 5, 2001.............................     $  265
       Fixed rate medium-term notes with interest rates ranging from
         5.48% to 6.00% due on various dates ranging from
         January 16, 2001 to March 19, 2004...............................        842
                                                                            ---------
                                                                               $1,107
                                                                            =========

     Retirements:
       Variable rate medium-term notes due on various dates ranging from
         January 7, 1999 to March 31, 1999................................     $  323
       Fixed rate medium-term notes with interest rates ranging from
         5.25% to 6.50% due on various dates ranging from
`        January 15, 1999 to April 2, 2002................................        330
                                                                            ---------
                                                                               $  653
                                                                            =========

     We have approximately $3.6 billion in available liquidity support under three facilities. The longest facility is a 5-year agreement for $1.5 billion which expires April 8, 2002. Our 364-day bank credit facilities will expire on October 26, 1999 and April 4, 2000.

     We have a factored accounts receivable sale facility of our domestic accounts receivable which allows us to sell an undivided interest of up to $550 million in a designated pool of factored accounts receivable to five bank-sponsored conduits, on a limited recourse basis. We sold $475 million of receivables under this facility as of March 31, 1999.

     We have an additional factored accounts receivable sale facility through our wholly-owned subsidiary Factofrance. This facility allows Factofrance to sell an undivided interest of up to 1 billion French francs in a designated pool of its factored accounts receivable to one bank-sponsored conduit on a limited recourse basis. As of March 31, 1999, approximately 1 billion French francs (or $166 million) of receivables were sold under this facility.

     We have a $250 million secured committed warehouse line available to finance fixed rate commercial mortgage loans. The facility expires in June 1999. As of March 31, 1999, we had not drawn any funds under this facility.

     We have a 364-day facility, expiring December 7, 1999, which allows us to sell up to $550 million of our equipment receivables to two bank-sponsored conduits on a limited recourse basis. As of March 31, 1999, we have sold $393 million of our equipment receivables under this facility.

     We have a shelf registration statement, filed with the Securities and Exchange Commission, permitting the offering of up to $5 billion in debt securities, senior preferred stock and Class A Common Stock. As of March 31, 1999, there was $3.0 billion available under this shelf registration.

(5)  Derivative Financial Instruments Used for Risk Management Purposes

     We entered into $1.2 billion of interest rate swaps during the three months ended March 31, 1999. During this period, $953 million of interest rate swaps were terminated or matured. We utilize interest rate swaps to modify the interest rate and currency characteristics of our debt and assets to control the overall level of financial risk arising from our normal business operations. These instruments had the effect of converting $325 million of fixed rate assets to a variable rate and $837 million of fixed rate debt to a variable rate. At March 31, 1999, we held $5.1 billion in interest rate swaps, $645 million in cross-currency interest rate swap agreements and $2.2 billion of basis swap agreements.

     We held 10-year interest rate futures contracts with an equivalent notional amount of $358 million at March 31, 1999. We use these instruments to hedge the interest rate risk of a portion of our CMBS receivables portfolio.

     We also periodically enter into forward contracts or purchase options. We held $926 million of forward contracts at March 31, 1999. These instruments serve as hedges of our investment in international subsidiaries and joint ventures or effectively hedge the translation of the related foreign currency income.

(6)  Treasury Stock

     We have an executive deferred compensation plan (the Plan), in which certain of our employees may elect to defer a portion of their annual compensation on a pre-tax basis. The amount deferred remains an asset of Heller and is invested in several mutual funds and in Class A Common Stock of Heller. Investments in our Class A Common Stock under this Plan are reported as treasury stock and are included in the calculation of basic and diluted earnings per share. At March 31, 1999, we held 193,383 shares of treasury stock through the Plan.

(7) Basic and Diluted Net Income Per Share and Pro Forma Net Income Per Share

     The following table shows the calculation of net income applicable to common stock per share on a basic and diluted basis for the periods indicated:

                                               Quarter Ended March 31,
                                         -----------------------------------
                                               Basic            Diluted
                                         -----------------  ----------------
                                           1999     1998     1999     1998
                                         --------  -------  -------  -------
Net income applicable to common stock
 (in millions).........................  $    50   $    43  $    50  $    43
                                         =======   =======  =======  =======
Average equivalent shares of common
 stock outstanding (in thousands)......   90,084    51,050   90,084   51,050
 Treasury stock........................       (7)       --       --       --
 Stock options.........................       --        --        7       --
                                         -------   -------  -------  -------
 Total average equivalent shares.......   90,077    51,050   90,091   51,050
                                         =======   =======  =======  =======
Net income per share...................  $  0.56   $  0.84  $  0.55  $  0.84
                                         =======   =======  =======  =======

     The table below represents the pro forma net income applicable to common stock per share on a basic and diluted basis. Pro forma information adjusts for the impact of our initial public offering (the Offering) of Class A Common Stock that occurred in May 1998 and assumes that shares issued in conjunction with the Offering have been outstanding since the beginning of 1998. Pro forma basic net income applicable to common stock per share is computed based on net income applicable to common stock divided by the average number of shares outstanding as of quarter end. Pro forma diluted net income applicable to common stock per share is computed based on net income applicable to common stock divided by the average number of shares outstanding as of quarter end plus the dilutive effect of stock options.


                                               Quarter Ended March 31,
                                         -----------------------------------
                                               Basic            Diluted
                                         -----------------  ----------------
                                           1999     1998     1999     1998
                                         --------  -------  -------  -------
Net income applicable to common stock
 (in millions).........................  $    50   $    43  $    50  $    43
                                         =======   =======  =======  =======
Pro forma shares of common
 stock outstanding (in thousands)......   90,084    90,082   90,084   90,082
 Treasury stock........................       (7)       --       --       --
 Stock options.........................       --        --        7       --
                                         -------   -------  -------  -------
 Total pro forma shares................   90,077    90,082   90,091   90,082
                                         =======   =======  =======  =======
Pro forma net income per share.........  $  0.56   $  0.48  $  0.55  $  0.48
                                         =======   =======  =======  =======

(8)  Statement of Cash Flows

     Noncash investing activities occurring during the three month period ended March 31, 1999 included $1 million of receivables classified as repossessed assets. We paid income taxes of $22 million and $19 million during the three month period ended March 31, 1999 and 1998, respectively.

(9) Operating Segments

  The following table summarizes financial information concerning our reportable segments:

                                        International
                            Domestic    Factoring and
                           Commercial    Asset Based   Consolidated
                             Finance       Finance       Company
                           ----------  -------------  ------------
Total revenues:
  March 31, 1999...........   $313            $59          $372
  March 31, 1998...........    285             56           341
Net income:
  March 31, 1999...........   $ 52            $ 5          $ 57
  March 31, 1998...........     42              6            48

(10) Subsequent Events

  HealthCare Financial Acquisition --

     On April 19, 1999 we reached a definitive agreement to acquire HealthCare Financial Partners, Inc. (HCF). With assets of $533 million, HCF is a rapidly growing commercial finance company exclusively focused on providing secured financing to small- and mid-sized healthcare providers throughout the United States. The acquisition price is $35 per share, subject to certain adjustments. The total purchase price will equal approximately $483 million.

     We have agreed to pay 41% of the purchase price in the form of our Class A Common Stock and 59% in cash. The transaction will involve an issuance of common shares by Heller. The final number of shares that Heller issues will be based on the average closing price of our stock during a pre-closing period, subject to both a minimum and maximum stock price. Our issuance of common stock will reduce the ownership interest in Heller of our majority shareholder, The Fuji Bank, Limited, from 57% to approximately 52%.

     We anticipate closing on the transaction during the third quarter 1999, subject to regulatory approval and approval by HCF shareholders. We will account for the acquisition using the purchase method of accounting. Goodwill from the acquisition will approximate $230 million, which we will amortize over 25 years.

  Declaration of Dividends --

     On April 23, 1999, we declared a quarterly dividend of $0.09 on each outstanding share of our Class A Common Stock and Class B Common Stock, payable on or before May 17, 1999 to the holders of record thereof on May 3, 1999. We also declared quarterly dividends of $0.5078125, $1.67175 and $1.7375 on each outstanding share of our Cumulative Perpetual Senior Preferred Stock, Series A, Fixed Rate Noncumulative Perpetual Senior Preferred Stock, Series C and Fixed Rate Noncumulative Perpetual Senior Preferred Stock, Series D, respectively, payable on May 15, 1999 to the holders of record thereof on May 3, 1999.

(11) Accounting Developments

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards requiring all derivative instruments (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value. Changes in the fair value of the derivative are to be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows gains and losses on derivatives to offset related results on the hedged items in the income statement and requires that a company must document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. We are assessing the impact of this statement and will adopt it in our 2000 interim financial statements.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview. Net income for the three months ended March 31, 1999 totaled $57 million compared to $48 million for the prior year, an increase of 19%. Net income applicable to common stock was $50 million for the quarter ended March 31, 1999, an increase of 16% from $43 million for the quarter ended March 31, 1998. The growth in earnings was due to an increase of $37 million or 20% in operating revenues, driven by growth in both net interest income and non-interest income. Operating revenues as a percentage of average funds employed
(AFE) rose to 7.5% for the first quarter of 1999, an improvement from 6.7% for the first quarter of 1998. Our results for the first quarter of 1999 include the Dealer Products Group on a consolidated basis. This increased operating revenues and operating expenses by $14 million and $11 million, respectively.

Operating Revenues. The following table summarizes our operating revenues for the three months ended March 31, 1999 and 1998:

                                                 For the Three Months Ended
                                                         March 31,
                                           -------------------------------------
                                            1999   Percent    1998     Percent
                                           Amount   of AFE   Amount     of AFE
                                           ------  -------   ------    -------
                                                 (annualized)        (annualized)
                                                   (dollars in millions)
Net interest income......................   $ 113   3.8%     $  99       3.6%
Non-interest income:
 Fees and other income...................      74   2.5         53       1.9
 Factoring commissions...................      28   0.9         27       1.0
 Income of international joint ventures..       8   0.3          7       0.2
                                            -----   ---      -----       ---
   Total operating revenues..............   $ 223   7.5%     $ 186       6.7%
                                            =====   ===      =====       ===

Net Interest Income: Net interest income increased by $14 million or 14% for the first quarter of 1999. Net interest margin as a percentage of AFE increased to 3.8% at March 31, 1999 from 3.6% at March 31, 1998. This increase reflects the impact of the higher yielding Dealer Products Group assets combined with a reduced level of lower yielding CMBS receivables held in our portfolio during the first quarter of 1999 versus 1998.

Non-Interest Income: The following table summarizes our non-interest income for the three months ended March 31, 1999 and 1998:

                                               For the Three Months
                                                  Ended March 31,    Increase/(Decrease)
                                               --------------------- ------------------
                                                  1999       1998     Amount   Percent
                                                  ----       ----     ------   -------
                                               (dollars in millions)
Factoring commissions........................     $ 28       $ 27      $  1        4%
Income of international joint ventures.......        8          7         1       14
Fees and other income:
 Fee income and other (1)....................       41         25        16       64
 Net investment gains........................       33         17        16       94
 Securitization income.......................        -         11       (11)     N/M
                                                  ----       ----      ----
   Total fees and other income...............     $ 74       $ 53      $ 21       40%
                                                  ====       ====      ====
   Total non-interest income.................     $110       $ 87      $ 23       26%
                                                  ====       ====      ====
 Non-interest income as a
  percentage of AFE (annualized).............      3.7%       3.1%

(1) Fee income and other consists primarily of loan servicing income, late fees, prepayment fees, early termination fees, other miscellaneous income and equipment residual gains.

     Factoring commissions increased $1 million or 4% during the first quarter of 1999 compared with 1998 due to 19% growth in factoring volume relating to Factofrance, partially offset by compression of factoring commission rates. Income of international joint ventures increased $1 million or 14% for the quarter ended March 31, 1999 primarily due to increases in income from our European joint ventures offset with decreases in income from our Latin American joint ventures.

     Fees and other income totaled $74 million and increased $21 million, or 40% for the first quarter of 1999 due to increases in net investment gains and fee income which more than offset a reduction in securitization income. Fee income and other totaled $41 million for the quarter compared to $25 million for the same prior year period. This increase is a result of higher income on loan sales in Small Business Finance and larger prepayment and termination fees in Leasing Services, as compared with the prior year period. Net investment gains increased to $33 million for the quarter ended March 31, 1999 compared to $17 million for the same prior year period due to larger net gains on sales of several investments and higher income from our limited partnership investments. No securitization income was generated during the first quarter of 1999 as we did not complete any securitization transactions.

Operating Expenses. The following table summarizes our operating expenses for the three months ended March 31, 1999 and 1998.


                                                   For the Three Months
                                                      Ended March 31,          Increase/(Decrease)
                                                   ---------------------       -------------------
                                                    1999           1998         Amount    Percent
                                                    ----           ----         ------    -------
                                                   (dollars in millions)
Salaries and other compensation..............       $ 57           $ 57          $ --       N/M
General and administrative expenses..........         51             37            14        38%
                                                    ----           ----          ----
   Total operating expenses                         $108           $ 94          $ 14        15
                                                    ====           ====          ====
   Total operating expenses as a
    percentage of Average Managed Assets
       (annualized)..........................        3.2%           3.2%
   Ratio of operating expenses to operating
    revenues.................................         48%            51%

     Operating expenses, excluding the impact of the acquisition of the Dealer Products Group, increased by only $3 million, or 3% for the first quarter of 1999, as compared to the prior year period. General and administrative expenses, excluding the Dealer Products Group, increased $7 million for the first quarter of 1999 versus 1998. The higher level reflects increases in technology spending including expenses for year 2000 compliance, space costs and certain professional fees. Our efficiency ratio for the first quarter improved to 48% compared to 51% during the first quarter of 1999 reflective of our focus on higher revenues and controlled expense growth.

Allowance for Losses. The following table summarizes the changes in our allowance for losses of receivables, including our provision for losses of receivables and repossessed assets, for the three months ended March 31, 1999 and 1998.

                                   For the Three Months
                                     Ended March 31,   Increase/(Decrease)
                                    -----------------  -------------------
                                      1999     1998     Amount     Percent
                                    --------  -------  --------  ----------
                                   (dollars in millions)
Balance at beginning of period....    $ 271    $ 261      $ 10        4%
 Provision for losses.............       29       15        14       93
 Writedowns.......................      (27)     (20)       (7)      35
 Recoveries.......................        5        5         -      N/M
 Other............................       (1)       -        (1)     N/M
                                      -----    -----      ----
Balance at end of period..........    $ 277    $ 261      $ 16        6%
                                      =====    =====      ====
 Allowance as a % of receivables..      2.3%     2.4%

     Our provision for losses increased $14 million, to $29 million, for the first quarter of 1999 compared to the same prior year period due to an assessment of our allowance in light of an increase in net writedowns and growth in lending assets since the prior year end. Our portfolio demonstrated continued strong credit performance with net writedowns totaling $22 million or 0.7% of average lending assets which is consistent with our targeted range. At March 31, 1999 and at December 31, 1998 the allowance for losses of receivables represented 2.3% of receivables.

Income Taxes. Our effective tax rate decreased to 34% for the three months ended March 31, 1999 from 35% for the same period in 1998. The effective rate for 1999 and 1998 remained below federal and state combined statutory rates due to the effect of earnings from international joint ventures, the use of foreign tax credits and a reduction in the state effective tax rate.

LENDING ASSETS AND INVESTMENTS

     Lending assets and investments grew 2%, to $13.7 billion, since the prior year end, primarily as a result of first quarter new business volume of $1.2 billion. Leasing Services and Small Business Finance experienced strong first quarter growth in new business volume of 71% and 57%, respectively, compared to prior year. The acquisition of the Dealer Products Group increased Leasing Services new business volume by approximately $110 million during the first quarter of 1999. Total new business volume decreased compared to the same prior year period due to the anticipated lower volume of the CMBS product in Real Estate Finance. First quarter new business volume was offset by portfolio runoff, loan sales and syndications in excess of $800 million. The following table presents our lending assets and investments by business category and asset type as of March 31, 1999 and December 31, 1998.


                                                Lending Assets and Investments as of
                                                 March 31,                 December 31,
                                            -------------------         -----------------
                                            1999        Percent         1998      Percent
                                            ----       --------         ----     --------
By Business Category:                                     (dollars in millions)
Domestic Commercial Finance Segment
  Corporate Finance....................  $ 4,083           30%         $ 3,784      28%
  Leasing Services.....................    2,950           22            2,840      21
  Real Estate Finance..................    2,099           15            2,044      15
  Small Business Finance...............    1,024            7            1,013       8
  Commercial Services..................      524            4              401       3
  Other................................      569            4              687       5
                                         -------          ---           ------     ---
Total Domestic Commercial Finance
  Segment..............................   11,249           82           10,769      80
International Factoring and Asset
  Based Finance Segment (1)............    2,462           18            2,661      20
                                         -------          ---          -------     ---
 Total lending assets and investments..  $13,711          100%         $13,430     100%
                                         =======          ===          =======     ===

By Asset Type:
Receivables............................  $12,081           88%         $11,854      88%
Repossessed assets.....................        4           --                3      --
                                         -------          ---          -------     ---
 Total lending assets..................  $12,085           88%         $11,857      88%
Equity and real estate investments.....      587            4              617       5
Debt securities........................      456            3              400       3
Operating leases.......................      361            3              321       2
International joint ventures...........      222            2              235       2
                                         -------          ---          -------   -----
 Total lending assets and investments..  $13,711          100%         $13,430     100%
                                         =======          ===          =======     ===
 Funds employed (2)....................  $12,351                       $11,989
                                         =======                       =======
 Average funds employed (2)............  $12,128                       $11,814
                                         =======                       =======
 Total managed assets (3)..............  $13,977                       $13,664
                                         =======                       =======
 Average managed assets (3)............  $13,641                       $13,007
                                         =======                       =======

(1) Includes $218 million and $231 million of investments in international joint ventures at March 31, 1999 and December 31, 1998, respectively, which represents 2% of total lending assets and investments.
(2) Funds employed include lending assets and investments, less credit balances of factoring clients.
(3) Total managed assets include funds employed, plus receivables previously securitized or sold that we currently manage.

     Growth in Corporate Finance lending assets and investments of $299 million during the quarter was driven by new business volume of over $500 million and increased borrowings under existing lines of approximately $200 million. Asset growth was partially offset by syndications and payoffs during the quarter.

     Real Estate Finance lending assets and investments increased by $55 million since 1998 due to new business volume of approximately $100 million. First quarter Real Estate Finance new business volume was significantly reduced from the same prior year period due to a decline in CMBS volume. This decline was the result of a strategic reduction of origination activities within the CMBS market in the first quarter of 1999 following the significant volatility experienced by this market during the second half of 1998. We are continuing to provide financing in the CMBS market and may sell or securitize existing and newly originated CMBS assets during 1999 depending on market conditions.

     Leasing Services lending assets and investments grew by $110 million during the first quarter of 1999 due to strong new business volume of $435 million. This exceeded the prior year new business volume by 71%. This increase was due to the impact of the Dealer Products Group combined with strong growth in Heller's existing equipment business. Excluding the Dealer Products Group, Leasing Services new business volume increased 27% for the first quarter compared to the same prior year period. Growth from new business volume was partially offset by syndications and payoffs during the quarter.

     Lending assets and investments of Small Business Finance increased from 1998 as new business volume of $140 million during the quarter was offset by loan sales and payoffs of $120 million. Sales of guaranteed 7(a) loans during the quarter totaled approximately $100 million generating income of $9 million.

     Growth in Commercial Services lending assets and investments was due to new business volume and increased seasonal borrowings under existing lines of approximately $100 million during the quarter.

     International Factoring and Asset Based Finance lending assets and investments decreased approximately $200 million as a result of foreign currency exchange rate movements during the first quarter of 1999.

     At March 31, 1999, we had contractually committed to finance an amount in excess of $2 billion to new and existing borrowers. Our obligation to fund commitments is generally contingent upon the maintenance of specific credit standards by our borrowers. Since we expect many of the commitments to remain unused, the total commitment amounts do not necessarily represent future cash requirements. We do not have any significant commitments to provide additional financing related to nonearning assets.

Revenues

  Total revenues include:
     .  interest income;
     . fees and other income from domestic and consolidated international operations; and
     .  our share of the net income of our international joint ventures.


                                                   Total Revenues
                                        For the Three Months Ended March 31,
                                       --------------------------------------
                                        1999    Percent     1998    Percent
                                       ------  ----------  ------  ----------
                                               (dollars in millions)
Domestic Commercial Finance Segment
  Corporate Finance..................   $ 104         28%   $  89         26%
  Leasing Services...................      75         20       52         15
  Real Estate Finance................      51         14       77         23
  Small Business Finance.............      33          9       20          6
  Commercial Services................      24          6       28          8
  Other..............................      26          7       19          6
                                        -----        ---    -----        ---
Total Domestic Commercial Finance
  Segment............................     313         84      285         84
International Factoring and Asset
  Based Finance Segment..............      59         16       56         16
                                        -----        ---    -----        ---
 Total revenues......................   $ 372        100%   $ 341        100%
                                        =====        ===    =====        ===

     Total revenues increased $31 million or 9% from the prior year principally reflecting increases in interest income and fees and other income. Corporate Finance experienced a $15 million increase in revenues due to an increase in interest income resulting from a higher level of AFE and higher income from limited partnership investments. Leasing Services revenues increased $23 million primarily as a result of the acquisition of the Dealer Products Group. Real Estate Finance revenues decreased $26 million due to lower interest income resulting from a reduced level of AFE in the first quarter 1999 versus 1998 and income of $11 million recorded in the first quarter of 1998 on the securitization of $1.1 billion of CMBS receivables. Small Business Finance revenues increased primarily as a result of $9 million in gains on first quarter loan sales of approximately $100 million.

PORTFOLIO QUALITY

     The credit quality of our portfolio continues to reflect the effectiveness of our credit strategies, underwriting and portfolio management and disciplined credit approval process. As of March 31, 1999, nonearning assets remained low at $219 million or 1.8% of lending assets. In addition, our allowance for losses of receivables was in excess of 100% of nonearning impaired receivables as of March 31, 1999. The following table presents certain information with respect to the credit quality of our portfolio.

                                                                                                          March 31,   December 31,
                                                                                                          ---------   ------------
                                                                                                             1999           1998
                                                                                                            -------        -------
                                                                                                            (dollars in millions)
Lending Assets and Investments:
 Receivables.......................................................................                         $12,081        $11,854
 Repossessed assets................................................................                               4              3
                                                                                                            -------        -------
   Total lending assets............................................................                          12,085         11,857
 Equity and real estate investments................................................                             587            617
 Debt securities...................................................................                             456            400
 Operating leases..................................................................                             361            321
 Investments in joint ventures.....................................................                             222            235
                                                                                                            -------        -------
   Total lending assets and investments............................................                         $13,711        $13,430
                                                                                                            =======        =======

Nonearning Assets:
 Impaired receivables..............................................................                         $   215        $   208
 Repossessed assets................................................................                               4              3
                                                                                                            -------        -------
   Total nonearning assets.........................................................                         $   219        $   211
                                                                                                            =======        =======
 Ratio of nonearning impaired receivables to receivables...........................                             1.8%           1.8%
                                                                                                            =======        =======
 Ratio of total nonearning assets to total lending assets..........................                             1.8%           1.8%
                                                                                                            =======        =======

Allowances for Losses:
 Allowance for losses of receivables...............................................                         $   277        $   271
                                                                                                            =======        =======

Ratio of allowance for losses of receivables to:
 Receivables.......................................................................                             2.3%           2.3%
                                                                                                            =======        =======
 Nonearning impaired receivables...................................................                             129%           130%
                                                                                                            =======        =======
 Net writedowns (annualized).......................................................                            3.1x           3.3x
                                                                                                            =======        =======

Delinquencies:
 Earning loans delinquent 60 days or more..........................................                         $   134        $   184
                                                                                                            =======        =======
 Ratio of earning loans delinquent 60 days or more to receivables..................                             1.1%           1.6%
                                                                                                            =======        =======

                                                                                                             For The Three Months
                                                                                                               Ended March 31,
                                                                                                            ---------------------
                                                                                                               1999           1998
                                                                                                            -------        -------
Net writedowns of lending assets:..................................................                        (dollars in millions)
 Total net writedowns..............................................................                         $    22        $    15
                                                                                                            =======        =======

 Ratio of net writedowns to average lending assets (annualized)....................                             0.7%           0.6%
                                                                                                            =======        =======

Nonearning Assets. Our level of nonearning assets remained low at $219 million or 1.8% of lending assets at March 31, 1999. We remain favorable to our targeted range for nonearning assets of 2-4% of lending assets. Included in nonearning assets are repossessed assets of $4 million at March 31, 1999 and $3 million at December 31, 1998.

Allowance for Losses. The allowance for losses of receivables totaled $277 million or 2.3% of receivables at March 31, 1999, unchanged from December 31, 1998. The ratio of allowance for losses of receivables to nonearning impaired receivables totaled 129% at March 31, 1999 and 130% at December 31, 1998.

Loan Modifications. We had $13 million of loans that are considered troubled debt restructures at March 31, 1999, a decrease of $1 million from December 31, 1998. At March 31, 1999, there were no loans that were restructured and returned to earning status.

Writedowns. Net writedowns were 0.7% of average lending assets for the three months ended March 31, 1999 as compared to 0.6% for the same prior year period. This is consistent with our stated writedown target. Gross writedowns increased to $27 million from $20 million while recoveries were unchanged at $5 million in the first quarter of 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

  The following table presents information regarding our capital structure:

                                                                   March 31,   December 31,
                                                                      1999         1998
                                                                   ----------  -------------
                                                                        (in millions)

Commercial paper and short-term borrowings.......................    $ 3,885        $ 3,681
Notes and debentures.............................................      7,220          6,768
                                                                     -------        -------
 Total senior debt...............................................     11,105         10,449
Minority interest................................................         10             10
Stockholders' equity.............................................      1,986          1,962
                                                                     -------        -------
 Total capitalization............................................    $13,101        $12,421
                                                                     =======        =======

Leverage (net of short-term investments).........................       5.3x           5.2x
Commercial paper and short-term borrowings to total senior debt..         35%            35%

 During the first quarter of 1999, our major funding requirements included:
 .  $1.2 billion of longer-term loans, leases and investments funded;
 .  a net increase in short-term loans of $299 million;
 . the retirement of $653 million of senior notes; and . common and preferred dividends of $15 million.

 Our major sources of funding these requirements included:
 .  cash flows from operations of $125 million;
 .  loan repayments and investment proceeds of $771 million;

 .  the sale or syndication of $230 million of loans, investments and equipment on lease;
 . the issuance of $1.1 billion of senior notes; and . the increase in short-term debt of $204 million.

     Senior note issuances include $600 million relating to our global bond offering that occurred in March 1999. This offering of notes has expanded our international investor base thereby extending potential sources of liquidity.

     Our ratio of commercial paper and short-term borrowings to total senior debt was 35% at March 31, 1999 and at December 31, 1998. Leverage (based on senior debt net of short-term investments) was 5.3x at March 31, 1999 and 5.2x at December 31, 1998. The level of commercial paper and short-term borrowings remains within our targeted range.

     Our committed bank credit and asset sale facilities totaled approximately $5.2 billion at March 31, 1999 and included $3.6 billion in available liquidity support under three facilities. The longest of these facilities is a 5-year agreement for $1.5 billion which expires April 8, 2002. Our 364-day bank credit facilities will expire on October 26, 1999 and April 4, 2000. Also included in our total committed facilities are foreign bank credit facilities of $994 million (U.S. dollar equivalent) for our international subsidiaries and $36 million available under foreign currency revolving credit facilities. Committed credit and sale facilities from unaffiliated financial institutions represent 136% of outstanding commercial paper and short-term borrowings at March 31, 1999.

Risk Management - Asset/Liability Management

     We entered into derivatives during the first three months of 1999 to accomplish our risk management objective of controlling the overall level of financial risk arising from normal business operations. During the first quarter of 1999, we entered into interest rate swap agreements with aggregate notional amounts of approximately $1.2 billion. In addition, $953 million of interest rate swaps were terminated or matured during the three month period. At March 31, 1999, we held $5.1 billion in interest rate swaps, $645 million in cross-currency interest rate swap agreements and $2.2 billion of basis swap agreements.

     We held 10-year interest rate futures contracts with an equivalent notional amount of $358 million at March 31, 1999. We use these instruments to hedge the interest rate risk of a portion of our CMBS receivables portfolio.

     As of March 31, 1999, we held $926 million of forward currency exchange contracts. These instruments serve as hedges of our investment in international subsidiaries and joint ventures or effectively hedge the translation of the related foreign currency income.


Accounting Developments

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards requiring all derivative instruments (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value. Changes in the fair value of the derivative are to be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows gains and losses on derivatives to offset related results on the hedged items in the income statement and requires that a company must document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company is assessing the impact of this statement and will adopt it in our 2000 interim financial statements.

Other Developments

     HealthCare Financial Acquisition --

     On April 19, 1999 we reached a definitive agreement to acquire HealthCare Financial Partners, Inc. (HCF). With assets of $533 million, HCF is a rapidly growing commercial finance company exclusively focused on providing secured financing to small- and mid-sized healthcare providers throughout the United States. The acquisition price is $35 per share, subject to certain adjustments. The total purchase price will equal approximately $483 million.

     We have agreed to pay 41% of the purchase price in the form of our Class A Common Stock and 59% in cash. The transaction will involve an issuance of common shares by Heller. The final number of shares that Heller issues will be based on the average closing price of our stock during a pre-closing period, subject to both a minimum and maximum stock price. Our issuance of common stock will reduce the ownership interest in Heller of our majority shareholder, The Fuji Bank, Limited, from 57% to approximately 52%.

     We anticipate closing on the transaction during the third quarter 1999, subject to regulatory approval and approval by HCF shareholders. We will account for the acquisition using the purchase method of accounting. Goodwill from the acquisition will approximate $230 million, which we will amortize over 25 years.

     Declaration of Dividends --

     On April 23, 1999, we declared a quarterly dividend of $0.09 on each outstanding share of our Class A Common Stock and Class B Common Stock, payable on or before May 17, 1999 to the holders of record thereof on May 3, 1999. We also declared quarterly dividends of $0.5078125, $1.67175 and $1.7375 on each outstanding share of our Cumulative Perpetual Senior Preferred Stock, Series A, Fixed Rate Noncumulative Perpetual Senior Preferred Stock, Series C and Fixed Rate Noncumulative Perpetual Senior Preferred Stock, Series D, respectively, payable on May 15, 1999 to the holders of record thereof on May 3, 1999.

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

     . remediation or implementation of contingency solutions, which is substantially complete for all but one of the information technology systems deemed mission-critical, and is scheduled for completion in 1999 for all other matters. With respect to the one remaining mission-critical information technology system, certain program issues necessitating additional testing arose during April 1999 and completion is now scheduled for the third quarter rather than the second quarter of 1999; and

     . validation, which is scheduled for completion on the final mission-critical information technology system and certain information technology infrastructure in the third quarter of 1999, will continue throughout 1999 for all other matters. As part of the validation process, we are also assessing the need for any re-verification of client server hardware and software represented as compliant by the vendor.

     We have completed the assessment of year 2000 risk relating to the Dealer Products Group leasing assets and subsidiaries acquired in late 1998. We have engaged a third party to complete remediation and validation activities, which are underway and scheduled for completion during 1999.

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

     We continue to address the impact of the year 2000 issue on our consolidated international subsidiaries and our international joint venture companies. As a result of the risk assessment substantially completed with respect to these international companies in 1998, significant remediation activity and additional readiness validation are underway for completion in 1999. During the first quarter of 1999, we engaged an independent consultant to conduct site visits and a limited scope review of overall year 2000 preparedness activities, including testing protocols and country risk, at certain of our international companies. Reviews were completed for selected European companies during the first quarter and will be completed for selected other international companies during April 1999. With respect to the reviewed European companies, no areas of material concern were reported.

     In addition to information technology systems, we continue to assess and monitor potential year 2000 impacts on our material vendors and borrowers, as well as year 2000 issues relating to environmental factors such as facilities and general utilities.

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

     Finally, we are incorporating year 2000 contingency planning into our overall business resumption program in consideration of facilities and other environmental factors. The planning component of this effort was completed during the first quarter of 1999, with implementation to occur throughout the year.

     We have incurred approximately $12 million to date of expenses related to the year 2000 issue and estimate that we will incur an additional amount of approximately $4 million through the end of the project. We will expense remediation, compliance, maintenance and modification costs as incurred.

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

                          PART II.  OTHER INFORMATION
          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on April 23, 1999. The following directors were re-elected for a one-year term, each with the number of votes shown, to serve until the next annual meeting of stockholders or until his successor is elected and shall have qualified.

Director                              For            Withheld
--------                              ---            --------
Richard J. Almeida                  186,455,941           617,505
Michael A. Conway                   186,736,197           337,249
Tsutomu Hayano                      186,453,041           620,405
Soichi Hirabayashi                  186,406,741           666,705
Mark Kessel                         186,451,246           622,200
Tetsuo Kumon                        186,406,056           667,390
Dennis P. Lockhart                  186,456,641           616,805
Frank S. Ptak                       186,738,746           334,700
Masahiro Sawada                     186,453,341           620,105
Kenichiro Tanaka                    186,453,641           619,805
Frederick E. Wolfert                186,451,459           621,987
Terumasa Yamasaki                   186,405,556           667,890

     In addition to electing the Board of Directors, the stockholders also ratified the appointment of Arthur Andersen LLP as independent auditors for 1999, with 187,015,984 votes for, 49,150 votes against, and 8,312 votes abstaining.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

      (10)   First Amendment to the Company's Supplemental Executive Retirement
             Plan

      (12) Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

      (27)   Financial Data Schedule

  (b) Current Reports on Form 8-K:

Date of Report            Item                             Description
-----------------------  -------  --------------------------------------------------------------
January 20, 1999          5, 7    A report filing a press release announcing (i) earnings for the year ended December 31, 1998, (ii) selection by the Board of Directors of April 23, 1999 as the date for the Annual
                                  Meeting of Stockholders and (iii) selection by the Board of
                                  Directors of March 1, 1999 as the record date for voting at the Annual Meeting of Stockholders.

January 20, 1999          5, 7    A report filing a press release announcing the declaration of dividends on the Company's common and preferred stocks.

April 20, 1999            5, 7    A report filing a press release announcing the Company's
                                  earnings for the quarter ended March 31, 1999 (as amended on
                                  Form 8-K/A).

April 20, 1999            5, 7    A report filing a press release announcing the planned
                                  acquisition of HealthCare Financial Partners, Inc.

April 22, 1999            5, 7    A report filing a press release announcing approval by the
                                  Company's Board of Directors of the agreement to acquire
                                  HealthCare Financial Partners, Inc.

April 23, 1999            5, 7    A report filing a press release announcing the declaration of
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



                                  HELLER FINANCIAL, INC.


                                  By: /s/  Lauralee E. Martin
                                      ------------------------
                                      Lauralee E. Martin
                                      Executive Vice President and
                                      Chief Financial Officer


                                  By: /s/  Lawrence G. Hund
                                      ----------------------
                                      Lawrence G. Hund
                                      Executive Vice President, Controller and
                                      Chief Accounting Officer

Date:  April 29, 1999