Form 10-Q
period 1999-06-30
HELLER FINANCIAL INC
filed 1999-08-04
CIK 46738

------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549


                                   FORM 10-Q

(Mark One)
[X] Quarterly report for the period ended June 30, 1999 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

   45,997,892 shares of Class A Common Stock, $.25 par value, outstanding at July 29, 1999.
   51,050,000 shares of Class B Common Stock, $.25 par value, outstanding at July 29, 1999.

------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                (in millions, except for information on shares)

                                   ASSETS                                        June 30,     December 31,
                                                                                   1999           1998
                                                                               ------------   -------------
                                                                               (unaudited)
Cash and cash equivalents...................................................       $   840         $   529
Receivables (Note 3)
  Commercial loans
     Term loans.............................................................         3,701           3,233
     Revolving loans........................................................         1,872           1,832
  Real estate loans.........................................................         1,484           1,718
  Factored accounts receivable..............................................         3,004           2,543
  Equipment loans and leases................................................         2,735           2,528
                                                                                   -------         -------
     Total receivables......................................................        12,796          11,854
  Less: Allowance for losses of receivables (Note 3)........................           285             271
                                                                                   -------         -------
     Net receivables........................................................        12,511          11,583
Equity and real estate investments..........................................           670             652
Debt securities.............................................................           466             365
Operating leases............................................................           389             321
Investments in international joint ventures.................................           217             235
Other assets................................................................           685             681
                                                                                   -------         -------
     Total assets...........................................................       $15,778         $14,366
                                                                                   =======         =======
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Senior debt
  Commercial paper and short-term borrowings................................       $ 4,291         $ 3,681
  Notes and debentures (Note 4).............................................         7,590           6,768
                                                                                   -------         -------
     Total senior debt......................................................        11,881          10,449
Credit balances of factoring clients........................................         1,292           1,441
Other payables and accruals.................................................           578             504
                                                                                   -------         -------
     Total liabilities......................................................        13,751          12,394
Minority interest...........................................................             9              10
Stockholders' equity
  Cumulative Perpetual Senior Preferred Stock, Series A.....................           125             125
  Noncumulative Perpetual Senior Preferred Stock, Series C..................           150             150
  Noncumulative Perpetual Senior Preferred Stock, Series D..................           125             125
  Class A Common Stock ($.25 par; 500,000,000 shares authorized;
    39,034,019 shares issued and 38,826,601 shares outstanding).............            10              10
  Class B Common Stock ($.25 par; 300,000,000 shares authorized;
    51,050,000 shares issued and outstanding)...............................            13              13
  Additional paid in capital................................................         1,438           1,435
  Retained earnings.........................................................           197             111
  Treasury stock (207,418 shares) (Note 6)..................................            (6)             (8)
  Accumulated other comprehensive income....................................           (34)              1
                                                                                   -------         -------
     Total stockholders' equity.............................................         2,018           1,962
                                                                                   -------         -------
     Total liabilities and stockholders' equity.............................       $15,778         $14,366
                                                                                   =======         =======

     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (in millions, except for per share information)

                                                           For the Three Months     For the Six Months
                                                              Ended June 30,          Ended June 30,
                                                           ---------------------   ---------------------
                                                             1999        1998        1999        1998
                                                           ---------   ---------   ---------   ---------
                                                                (unaudited)             (unaudited)
Interest income.........................................       $ 274       $ 252       $ 536       $ 506
Interest expense........................................         156         147         305         302
                                                               -----       -----       -----       -----
  Net interest income...................................         118         105         231         204
Fees and other income...................................          69          50         143         103
Factoring commissions...................................          30          32          58          59
Income of international joint ventures..................           8           7          16          14
                                                               -----       -----       -----       -----
  Operating revenues....................................         225         194         448         380
Operating expenses......................................         107          99         215         193
Provision for losses....................................          30          17          59          32
                                                               -----       -----       -----       -----
  Income before taxes and minority interest.............          88          78         174         155
Income tax provision....................................          29          26          58          53
Minority interest.......................................           1           1           1           3
                                                               -----       -----       -----       -----
  Net income............................................       $  58       $  51       $ 115       $  99
                                                               =====       =====       =====       =====
  Dividends on preferred stock..........................       $   7       $   5       $  14       $  10
                                                               =====       =====       =====       =====
  Net income applicable to common stock.................       $  51       $  46       $ 101       $  89
                                                               =====       =====       =====       =====

  Basic and diluted net income applicable to
    common stock per share (Note 7).....................       $0.57       $0.60       $1.12       $1.39
                                                               =====       =====       =====       =====

  Pro forma basic and diluted net income applicable to
    common stock per share (Note 7).....................       $0.57       $0.51       $1.12       $0.99
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

                     CONSOLIDATED CONDENSED STATEMENTS OF
                        CHANGES IN STOCKHOLDERS' EQUITY
                                 (in millions)
                                  (unaudited)

                                                        Noncum.
                                           Perpetual   Perpetual.  Perpetual
                                           Sr. Pref.    Sr. Pref.   Sr. Pref.  Class A   Class B   Treasury     Add'l
                                             Stock       Stock       Stock     Common    Common      Stock     Paid In
                                           Series A     Series C    Series D    Stock     Stock    (Note 6)    Capital
                                           ---------   ----------  ---------   -------   --------   --------   --------
BALANCE AT DECEMBER 31, 1997............        $125         $150   $     --    $   --        $13     $   --      $ 672
Comprehensive Income:
Net income..............................          --           --         --        --         --         --         --
 Other comprehensive income,
  net of tax:
  Unrealized gain on securities,
   net of tax of $6.....................          --           --         --        --         --         --         --
  Foreign currency translation
   adjustments, net of tax of $(1)......          --           --         --        --         --         --         --

 Other comprehensive income.............          --           --         --        --         --         --         --

Comprehensive income....................          --           --         --        --         --         --         --

Issuance of Class A Common Stock........          --           --         --        10         --         --        976
Preferred stock dividends...............          --           --         --        --         --         --         --
Common stock dividends..................          --           --         --        --         --         --       (215)
                                           ---------   ----------   ---------   -------   -------   --------     ------
BALANCE AT JUNE 30, 1998................        $125         $150         --        $10       $13         --     $1,433
                                           =========   ==========   =========   =======   =======   ========     ======

BALANCE AT DECEMBER 31, 1998............        $125         $150        $125       $10       $13        $(8)    $1,435
Comprehensive Income:
Net income..............................          --           --         --         --        --         --         --
 Other comprehensive income,
  net of tax:
  Unrealized loss on securities,
   net of tax of $(5)...................          --           --         --         --        --         --         --
  Foreign currency translation
   adjustments, net of tax of $(12).....          --           --         --         --        --         --         --

 Other comprehensive income.............          --           --         --         --        --         --         --

Comprehensive income....................          --           --         --         --        --         --         --

Reissuance of Class A Common Stock......          --           --         --         --        --          2         --
Vesting of restricted shares............          --           --         --         --        --         --          3
Preferred stock dividends...............          --           --         --         --        --         --         --
Common stock dividends..................          --           --         --         --        --         --         --
                                           ---------   ----------   ---------   -------   -------   --------     ------
BALANCE AT JUNE 30, 1999................        $125         $150        $125       $10       $13        $(6)    $1,438
                                           =========   ==========   =========   =======   =======   ========     ======
                                               Accum.
                                               Other
                                              Compre-                               Compre-
                                              hensive    Retained                   hensive
                                               Income    Earnings     Total         Income
                                              --------   ---------   --------   ---------------
BALANCE AT DECEMBER 31, 1997............          $(12)      $ 730     $1,678
Comprehensive Income:
Net income..............................            --          99         99        $       99
 Other comprehensive income,
  net of tax:
  Unrealized gain on securities,
   net of tax of $6.....................            --          --         11                11
  Foreign currency translation
   adjustments,  net of tax of $(3).....            --          --         (2)               (2)
                                                                                           ----
 Other comprehensive income.............             9          --         --                 9
                                                                                           ----
Comprehensive income....................            --          --         --              $108
                                                                                           ====
Issuance of Class A Common Stock........            --          --        986
Preferred stock dividends...............            --         (10)       (10)
Common stock dividends..................            --        (783)      (998)
                                                  ----       -----     ------
BALANCE AT JUNE 30, 1998................          $ (3)      $  36     $1,764
                                                  ====       =====     ======

BALANCE AT DECEMBER 31, 1998............          $  1       $ 111     $1,962
Comprehensive Income:
Net income..............................            --         115        115              $115
 Other comprehensive income,
  net of tax:
  Unrealized loss on securities,
   net of tax of $(5)...................            --          --        (11)              (11)
  Foreign currency translation
   adjustments,  net of tax of $(46)....            --          --        (23)              (23)
                                                                                           ----
 Other comprehensive income.............           (34)         --         --               (34)
                                                                                           ----
Comprehensive income....................            --          --         --              $ 81
                                                                                           ====
Reissuance of Class A Common Stock......            --          --          2
Vesting of Restricted Shares............            --          --          3
Preferred stock dividends...............            --         (14)       (14)
Common stock dividends..................            --         (16)       (16)
                                                  ----       -----     ------
BALANCE AT JUNE 30, 1999................          $(33)      $ 196     $2,018
                                                  ====       =====     ======



  The accumulated other comprehensive income balance included $11 million and $19 million of unrealized gains on securities available for sale at June 30, 1999 and 1998, respectively. Accumulated other comprehensive income also included deferred foreign currency translation adjustments, net of tax, of $(44) million and $(22) million at June 30, 1999 and 1998, respectively.


     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in millions)

                                                                              For the Six Months Ended
                                                                                       June 30,
                                                                                 1999            1998
                                                                                -------         -------
OPERATING ACTIVITIES                                                                  (unaudited)
 Net income..............................................................      $   115         $    99
 Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for losses................................................           59              32
     Amortization and depreciation.......................................           15              13
     Losses from equity investments......................................           12              21
     Provision for deferred taxes........................................           15               9
     Increase (decrease) in accounts payable and accrued liabilities.....           56             (13)
     Undistributed income of international joint ventures................          (10)             (9)
     Increase in interest payable.......................................             3              20
     Other..............................................................            11              (1)
                                                                               -------         -------
       Net cash provided by operating activities........................           276             171
INVESTING ACTIVITIES
  Longer-term loans funded..............................................        (2,654)         (3,415)
  Collections of principal..............................................         1,536           1,416
  Securitizations, participations, syndications and loan sales..........         1,034           1,816
  Net increase in short-term loans and advances to factoring clients....        (1,014)           (690)
  Investment in operating leases........................................          (130)            (26)
  Investment in equity interests and other investments..................          (252)           (256)
  Sales of investments and equipment on lease...........................           185             163
  Other.................................................................           (68)             45
                                                                               -------         -------
       Net cash used for investing activities...........................        (1,363)           (947)
FINANCING ACTIVITIES
  Senior note issues....................................................         2,289           1,402
  Retirement of notes and debentures....................................        (1,465)         (1,047)
  Increase in commercial paper and other short-term borrowings..........           610              38
  Net increase (decrease) in advances from affiliates...................             3             (26)
  Net proceeds from common stock issuance...............................             -             986
  Reissuance of Class A Common Stock for executive deferred
    compensation plan...................................................             2               -
  Cash dividends paid on preferred and common stock.....................           (30)         (1,008)
    Other...............................................................           (11)            (10)
                                                                               -------         -------
       Net cash provided by financing activities........................         1,398             335
                                                                               -------         -------
Increase (decrease) in cash and cash equivalents........................           311            (441)
Cash and cash equivalents at the beginning of the period................           529             821
                                                                               -------         -------
Cash and cash equivalents at the end of the period......................       $   840         $   380
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

     The following table presents the unaudited pro forma combined income statements of Heller and the Dealer Products Group for the six months ended June 30, 1999 and 1998. The pro forma combined income statements are presented as if the acquisition had been effective January 1, 1998. The combined historical results of operations of Heller and the Dealer Products Group for 1999 and 1998 have been adjusted to reflect the amortization of goodwill and the costs of financing for the transaction. We have presented the following information for informational purposes only. It does not necessarily indicate the future results of our operations or the results of our operations that would have occurred had the acquisition been effective in the periods presented.

                                                       For the Six Months
                                                         Ended June 30,
                                                       ------------------
                                                         1999      1998
                                                         ----      ----
                                                         (in millions)

Interest income........................................  $536      $544
Interest expense.......................................   305       325
                                                         ----      ----
  Net interest income..................................   231       219
Fees and other income..................................   143       108
Factoring commissions..................................    58        59
Income of international joint ventures.................    16        14
                                                         ----      ----
  Operating revenues...................................   448       400
Operating expenses.....................................   215       211
Provision for losses...................................    59        36
                                                         ----      ----
  Income before income taxes and minority interest.....   174       153
Income tax provision...................................    58        52
Minority interest......................................     1         3
                                                         ----      ----
  Net income...........................................  $115      $ 98
                                                         ====      ====

(3)  Impaired Receivables and Repossessed Assets

     We do not recognize interest and fee income on impaired receivables or repossessed assets, both of which are classified as nonearning, as set forth in the following table:

                                                                        June 30,     December 31,
                                                                         1999           1998
                                                                        --------     -----------
                                                                            (in millions)
     Impaired receivables............................................     $ 209         $ 208
     Repossessed assets..............................................        12             3
                                                                          -----         -----
       Total nonearning assets.......................................     $ 221         $ 211
                                                                          =====         =====
     Ratio of total nonearning assets to total lending assets.........     1.7%          1.8%
                                                                          =====         =====
     Ratio of allowance for losses of receivables to
       nonearning impaired receivables...............................      136%          130%
                                                                          =====         =====

     Nonearning assets included $29 million at June 30, 1999 and $26 million at December 31, 1998 for our International Factoring and Asset Based Finance Segment.

     The average investment in nonearning impaired receivables was $217 million for the six months ended June 30, 1999 and $152 million for the six months ended June 30, 1998.

     Loan Modifications--

     We had $13 million of loans that are considered troubled debt restructures at June 30, 1999, a decrease of $1 million from December 31, 1998. At June 30, 1999 there were no loans that were restructured and returned to earning status.

     Allowance for Losses--

     The change in the allowance for losses of receivables during the six month period included an additional provision of $59 million and gross writedowns and recoveries of $52 million and $7 million, respectively. Impaired receivables with identified reserve requirements were $138 million at June 30, 1999 and $136 million at December 31, 1998.

                                                                   June 30,   December 31,
                                                                     1999         1998
                                                                   --------   ------------
                                                                        (in millions)

     Identified reserve requirement for impaired receivables...      $  41          $  44
     Additional allowance for losses of receivables............        244            227
                                                                     -----          -----
       Total allowance for losses of receivables...............      $ 285          $ 271
                                                                     =====          =====

(4)  Senior Debt - Notes and Debentures

     We issued and retired the following notes and debentures during the six months ended June 30, 1999 (excluding unamortized premium and discount):

                                                                               Principal
                                                                                Amount
                                                                             -------------
                                                                             (in millions)
     Issuances:
       Variable rate medium-term notes due on various dates ranging from
         January 12, 2001 to June 17, 2004.................................      $1,386
       Fixed rate medium-term notes with interest rates ranging from
         5.48% to 6.95% due on various dates ranging from
         January 16, 2001 to May 18, 2006..................................         903
                                                                                 ------
                                                                                 $2,289
                                                                                 ======

     Retirements:
       Variable rate medium-term notes due on various dates ranging from
         January 7, 1999 to May 19, 1999...................................      $  882
       Fixed rate medium-term notes with interest rates ranging from
         5.25% to 8.20% due on various dates ranging from
         January 15, 1999 to April 2, 2002.................................         583
                                                                                 ------
                                                                                 $1,465
                                                                                 ======

     We have approximately $3.9 billion in available liquidity support under three facilities. The longest facility is a 5-year agreement for $1.6 billion which expires April 8, 2002. Our 364-day bank credit facilities will expire on October 26, 1999 and April 4, 2000.

     We have committed foreign bank credit facilities totaling $976 million (U.S. dollar equivalent) for our international subsidiaries and $36 million under foreign currency revolving credit facilities. As of June 30, 1999, there was approximately $783 million available under these facilities.

     We have a factored accounts receivable sale facility of our domestic accounts receivable which allows us to sell an undivided interest of up to $503 million in a designated pool of factored accounts receivable to five bank-sponsored conduits, on a limited recourse basis. As of June 30, 1999, there were no receivables sold under this facility.

     We have an additional factored accounts receivable sale facility through our wholly-owned subsidiary Factofrance. This facility allows Factofrance to sell an undivided interest of up to 1 billion French francs in a designated pool of its factored accounts receivable to one bank-sponsored conduit, on a limited recourse basis. As of June 30, 1999, approximately 1 billion French francs (or $165 million) of receivables were sold under this facility.

     We have a 364-day facility, expiring December 7, 1999, which allows us to sell up to $550 million of our equipment receivables to two bank-sponsored conduits, on a limited recourse basis. As of June 30, 1999, receivables sold under this facility totaled less than $1 million.

     We have a shelf registration statement, filed with the Securities and Exchange Commission, permitting the offering of up to $5 billion in debt securities, senior preferred stock and Class A Common Stock. As of June 30, 1999, there was $1.8 billion available under this shelf registration.

(5)  Derivative Financial Instruments Used for Risk Management Purposes

     We utilize interest rate swaps to modify the interest rate and currency characteristics of our debt and assets to control the overall level of financial risk arising from our normal business operations. During the six months ended June 30, 1999, we entered into $1.9 billion of interest rate swaps while $2.5 billion of our interest rate swaps were terminated or matured. These instruments had the effect of converting $683 million of fixed rate assets to a variable rate, $200 million of variable rate assets to a fixed rate, $983 million of fixed rate debt to a vari able rate and $60 million of variable rate debt to another variable rate index. At June 30, 1999, we held $5.1 billion in interest rate swap agreements, $510 million in cross-currency interest rate swap agreements and $1.5 billion of basis swap agreements.

     We utilize interest rate futures to hedge the interest rate risk of a portion of our receivables portfolio. At June 30, 1999 we held 10-year interest rate futures contracts with an equivalent notional amount of $387 million.

     We also periodically enter into forward currency exchange contracts or purchase options. These instruments serve as hedges of our investment in international subsidiaries and joint ventures or effectively hedge the translation of the related foreign currency income. We held $986 million of forward currency exchange contracts at June 30, 1999.

(6)  Treasury Stock

     We have an executive deferred compensation plan (the Plan), in which certain of our employees may elect to defer a portion of their annual compensation on a pre-tax basis. The amount deferred remains an asset of Heller and is invested in several mutual funds and in Class A Common Stock of Heller. Investments in our Class A Common Stock under this Plan are reported as treasury stock and are included in the calculation of basic and diluted earnings per share. At June 30, 1999, we held 191,110 shares of treasury stock through the Plan.

(7)  Basic and Diluted Net Income Per Share and Pro Forma Net Income Per Share

     The following table shows the calculation of net income applicable to common stock per share on a basic and diluted basis for the periods indicated:

                                     Quarter Ended June 30,                             Six Months Ended June 30,
                            ---------------------------------------------       --------------------------------------------
                                   Basic                    Diluted                   Basic                   Diluted
                            -------------------       -------------------       -------------------      --------------------
                             1999         1998         1999         1998         1999         1998         1999         1998
                            ------       ------       ------       ------       ------       ------       ------       ------
Net Income applicable
  to common stock
  (in millions)...........   $    51      $    46      $    51      $    46      $   101      $    89      $   101      $    89
                             =======      =======      =======      =======      =======      =======      =======      =======
Average equivalent
  shares of common
  stock outstanding
  (in thousands)..........    90,067       77,027       90,067       77,027       90,072       64,110       90,072       64,110
  Treasury stock..........         -            -           17            -            -            -           12            -
  Stock options...........         -            -           43           16            -            -           25            8
                             -------      -------      -------      -------      -------      -------      -------      -------
  Total average
    equivalent shares.....    90,067       77,027       90,127       77,043       90,072       64,110       90,109       64,118
                             =======      =======      =======      =======      =======      =======      =======      =======
Net income per share......   $  0.57      $  0.60      $  0.57      $  0.60      $  1.12      $  1.39      $  1.12      $  1.39
                             =======      =======      =======      =======      =======      =======      =======      =======

     The table below presents the pro forma net income applicable to common stock per share on a basic and diluted basis. Pro forma information adjusts for the impact of our initial public offering (the Offering) of Class A Common Stock that occurred in May 1998 and assumes that shares issued in conjunction with the Offering have been outstanding since the beginning of 1998. Pro forma basic net income applicable to common stock per share is computed based on net income applicable to common stock divided by the average number of shares outstanding during the period. Pro forma diluted net income applicable to common stock per share is computed based on net income applicable to common stock divided by the average number of shares outstanding during the period plus the dilutive effect of stock options.


                                         Quarter Ended June 30,                             Six Months Ended June 30,
                               ----------------------------------------------      ----------------------------------------------
                                     Basic                    Diluted                    Basic                    Diluted
                               -----------------------   --------------------      -----------------------   --------------------
                                 1999         1998         1999         1998         1999         1998         1999         1998
                               -------      -------      -------      -------      -------      -------      -------      -------
Net income applicable
  to common stock
  (in millions)...........     $    51      $    46      $    51      $    46      $   101      $    89      $   101      $    89
                               =======      =======      =======      =======      =======      =======      =======      =======
Pro forma shares of
  common stock
  outstanding (in
  thousands)..............      90,067       90,071       90,067       90,071       90,072       90,071       90,072       90,071
  Treasury stock..........           -            -           17            -            -            -           12            -
  Stock options...........           -            -           43           53            -            -           25           53
                               -------      -------      -------      -------      -------      -------      -------      -------
  Total pro forma shares..      90,067       90,071       90,127       90,124       90,072       90,071       90,109       90,124
                               =======      =======      =======      =======      =======      =======      =======      =======
Pro forma net income
  per share...............     $  0.57      $  0.51      $  0.57      $  0.51      $  1.12      $  0.99      $  1.12      $  0.99
                               =======      =======      =======      =======      =======      =======      =======      =======

(8)  Statement of Cash Flows

  Noncash investing activities that occurred during the six month period ended June 30, 1999 included $9 million of receivables classified as repossessed assets. We paid income taxes of $35 million and $33 million during the six month periods ended June 30, 1999 and 1998, respectively.

(9)  Operating Segments

  The following table summarizes financial information concerning our reportable segments:

                                             International
                                 Domestic    Factoring and
                                Commercial    Asset Based    Consolidated
                                 Finance        Finance        Company
                                ----------   -------------   ------------
Total assets:
   June 30, 1999...............   $12,825        $2,953        $15,778
   December 31, 1998...........    11,278         3,088         14,366
Total revenues:
   June 30, 1999...............   $   626        $  127        $   753
   June 30, 1998...............       567           115            682
Net income:
   June 30, 1999...............   $    98        $   17        $   115
   June 30, 1998...............        86            13             99

(10) HealthCare Financial Acquisition

  On April 19, 1999 we agreed to merge with HealthCare Financial Partners, Inc.
(HCF). With assets of approximately $600 million, HCF is a rapidly growing commercial finance company exclusively focused on providing secured financing to small- and mid-sized health care providers throughout the United States.

  HCF shareholders approved the merger agreement on July 20, 1999 and the transaction subsequently closed on July 28, 1999. The purchase price was $35 per share and totaled approximately $485 million. We paid 41% of the purchase price in the form of our Class A Common Stock and 59% in cash. We issued approximately
7.3 million Class A Common Shares for the transaction, which reduced the ownership interest in Heller of our majority shareholder, The Fuji Bank, Limited, from 57% to approximately 52%. In addition, we issued options to purchase 1.1 million shares of Heller's Class A Common Stock at prices ranging from approximately $2 to $37 per share to replace stock options previously held by HCF employees for HCF common stock.

  We will account for the merger using the purchase method of accounting. Goodwill from the merger totaled approximately $230 million, on a preliminary basis, and will be amortized over 25 years.

(11) Subsequent Events

Declaration of Dividends

  On July 12, 1999, we declared a quarterly dividend of $0.09 on each outstanding share of our Class A Common Stock and Class B Common Stock, payable on or before August 16, 1999 to the holders of record thereof on July 21, 1999. We also declared quarterly dividends of $0.5078125, $1.67175 and $1.7375 on each outstanding share of our Cumulative Perpetual Senior Preferred Stock, Series A, Fixed Rate Noncumulative Perpetual Senior Preferred Stock, Series C and Fixed Rate Noncumulative Perpetual Senior Preferred Stock, Series D, respectively, payable on August 16, 1999 to the holders of record thereof on July 30, 1999.

(12) Accounting Developments

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 137, Deferral of the Effective Date of FASB Statement No. 133 (collectively referred to as SFAS No. 133). This Statement establishes accounting and reporting standards requiring all derivative instruments (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value. Changes in the fair value of the derivative are to be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows gains and losses on derivatives to offset related results on the hedged items in the income statement and requires that a company must document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. We are assessing the impact of this statement and will adopt it in our 2001 interim financial statements.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview. Net income for the six months ended June 30, 1999 totaled $115 million compared to $99 million for the prior year period, an increase of 16%. Net income for the second quarter of 1999 totaled $58 million and increased 14% from $51 million in the second quarter of 1998. Net income applicable to common stock was $101 million for the six months ended June 30, 1999, an increase of 13% from $89 million for the six months ended June 30, 1998. Net income applicable to common stock totaled $51 million for the second quarter of 1999, an increase of $5 million or 11% over the second quarter of 1998.

The growth in earnings was due to an increase of $68 million or 18% in operating revenues for the six months ended June 30, 1999 and an increase of $31 million or 16% for the second quarter of 1999. These increases were driven by growth in both net interest income and fees and other income. Operating revenues as a percentage of average funds employed (AFE) rose to 7.2% for the first six months of 1999, an improvement from 6.8% for the first six months of 1998. For the second quarter of 1999, operating revenues as a percentage of average funds employed (AFE) improved to 7.0% from 6.9% for the prior year period. Our results for the first six months of 1999 include the Dealer Products Group on a consolidated basis. This increased operating revenues and operating expenses by $28 million and $23 million, respectively.

Operating Revenues. The following table summarizes our operating revenues for the six and three months ended June 30, 1999 and 1998:

                                                     For the Six Months Ended
                                                             June 30,
                                             -----------------------------------------
                                              1999    Percent     1998      Percent
                                             Amount    of AFE    Amount      of AFE
                                             ------   --------   ------   ------------
                                                        (annualized)      (annualized)
                                                       (dollars in millions)
Net interest income.......................    $ 231       3.7%    $ 204       3.6%
Non-interest income:
 Fees and other income....................      143       2.3       103       1.8
 Factoring commissions....................       58       0.9        59       1.1
 Income of international joint ventures...       16       0.3        14       0.3
                                              -----       ---     -----       ---
   Total operating revenues...............    $ 448       7.2%    $ 380       6.8%
                                              =====       ===     =====       ===

                                                    For the Three Months Ended
                                                             June 30,
                                             -----------------------------------------
                                              1999    Percent     1998      Percent
                                             Amount    of AFE    Amount      of AFE
                                             ------   --------   ------   ------------
                                                        (annualized)      (annualized)
                                                       (dollars in millions)
Net interest income.......................    $ 118       3.7%    $ 105       3.7%
Non-interest income:
 Fees and other income....................       69       2.1        50       1.8
 Factoring commissions....................       30       0.9        32       1.1
 Income of international joint ventures...        8       0.3         7       0.3
                                              -----       ---     -----       ---
   Total operating revenues...............    $ 225       7.0%    $ 194       6.9%
                                              =====       ===     =====       ===

Net Interest Income: Net interest income increased by $27 million or 13% for the first six months of 1999. Net interest margin as a percentage of AFE improved to 3.7% at June 30, 1999 from 3.6% at June 30, 1998. The increase in net interest income as a percentage of AFE reflects the impact of the higher yielding Dealer Products Group assets combined with a reduced level of lower yielding CMBS receivables held in our portfolio during the first six months of 1999 versus 1998. Net interest income for the second quarter of 1999 increased $13 million, or 12% and remained at 3.7% of AFE. The $13 million increase in net interest income in the second quarter of 1999 versus 1998 is due to growth in average funds employed.

Non-Interest Income: The following table summarizes our non-interest income for the six and three months ended June 30, 1999 and 1998:

                                                  For the Six Months
                                                    Ended June 30,
                                                   ---------------   Increase/(Decrease)
                                                     1999    1998     Amount     Percent
                                                   -------  ------   --------   ---------
                                                   (dollars in millions)
Factoring commissions.........................      $  58   $  59      $ (1)       (2)%
Income of international joint ventures........         16      14         2        14
Fees and other income:
 Fee income and other (1).....................         89      66        23        35
 Net investment gains.........................         44      22        22       100
 Securitization income........................         10      15        (5)      (33)
                                                   -------  ------   --------
   Total fees and other income................      $ 143   $ 103      $ 40        39%
                                                   =======  ======   ========
   Total non-interest income..................      $ 217   $ 176      $ 41        23%
                                                   =======  ======   ========
 Non-interest income as a percentage of AFE
  (annualized)................................        3.5%    3.2%

                                                    For the Three Months
                                                      Ended June 30,
                                                   -------------------   Increase/(Decrease)
                                                      1999     1998      Amount     Percent
                                                    -------   ------    --------   ---------
                                                    (dollars in millions)
Factoring commissions.........................       $  30   $  32       $ (2)         (6)%
Income of international joint ventures........           8       7          1          14
Fees and other income:
 Fee income and other (1).....................          48      41          7          17
 Net investment gains.........................          11       5          6         120
 Securitization income........................          10       4          6         150
                                                     -----   -----       ----
   Total fees and other income................       $  69   $  50       $ 19          38%
                                                     =====   =====       ====
   Total non-interest income..................       $ 107   $  89       $ 18          20%
                                                     =====   =====       ====
 Non-interest income as a percentage of AFE
  (annualized)................................         3.3%    3.2%

(1) Fee income and other consists primarily of loan servicing income, late fees, prepayment fees, early termination fees, other miscellaneous income and equipment residual gains.

   Factoring commissions decreased $1 million and $2 million for the six months and quarter ended June 30, 1999 as compared to the same prior year periods due to lower volume of our domestic factoring business combined with compression of factoring commission rates of Factofrance. Total factoring volume increased 7% and 5% for the first half and second quarter of 1999, respectively, as compared to the prior year. Factofrance factoring volume increased 15% for the year to date and 11% for the second quarter of 1999.

   Income of international joint ventures increased $2 million or 14% for the six months ended June 30, 1999 and increased $1 million or 14% for the second quarter as compared to the prior year. These increases are primarily due to higher income from our European joint ventures partially offset with decreases in income from our Latin American joint ventures.

   Fees and other income totaled $143 million and increased $40 million or 39% for the first six months of 1999 as compared to the prior year period as increases in fee income and other and net investment gains more than offset a modest reduction in securitization income. Fee income and other for the first six months of 1999 increased by $23 million or 35% in comparison to 1998. For the second quarter of 1999, fee income and other totaled $48 million and represented an increase of $7 million from the same prior year period. These increases are due to higher fee income in Leasing Services as a result of the Dealer Products Group acquisition and higher income on asset sales in Small Business Finance.

   Net investment gains for the six months ended June 30, 1999 increased $22 million or 100% to $44 million. For the second quarter of 1999, net investment gains totaled $11 million and represented an increase of $6 million from the same prior year period. These increases were due to larger net gains recognized on sales of several equity investments. In addition, during the first quarter of 1999, we recognized higher income from our limited partnership investments as compared to the prior year period.

   During the second quarter, we recognized $10 million in securitization income related to two securitization transactions. Real Estate Finance securitized approximately $400 million in CMBS receivables resulting in $4 million of securitization income. Leasing Services securitized approximately $380 million of receivables, which resulted in $6 million of securitization income. All securitization income in the second quarter of 1999 was recognized on a cash basis. During the first half of 1998, we recognized $15 million in income relating to the securitization of CMBS assets during the first quarter and the securitization of the unguaranteed portion of loans in the SBA 7(a) program during the second quarter.

Operating Expenses. The following table summarizes our operating expenses for the six and three months ended June 30, 1999 and 1998:

                                                              For the Six Months
                                                                Ended June 30,
                                                              ------------------    Increase/(Decrease)
                                                               1999      1998        Amount    Percent
                                                              ------   --------     --------  ---------
                                                              (dollars in millions)
Salaries and other compensation..............................   $114      $ 115        $(1)      (1)%
General and administrative expenses..........................    101         78         23       29
                                                              ------   --------     --------
    Total operating expenses.................................   $215      $ 193        $22       11%
                                                              ======   ========     ========
    Total operating expenses as a percentage of Average
        Managed Assets (annualized)..........................    3.1%       3.1%
    Ratio of operating expenses to operating revenues........     48%        51%



                                                             For the Three Months
                                                                Ended June 30,
                                                              ------------------    Increase/(Decrease)
                                                               1999      1998        Amount    Percent
                                                              ------   --------     --------  ---------
                                                              (dollars in millions)
Salaries and other compensation..............................   $ 57      $  58        $(1)      (2)%
General and administrative expenses..........................     50         41          9       22
                                                              ------   --------     --------
    Total operating expenses.................................   $107      $  99        $ 8        8%
                                                              ======   ========     ========
    Total operating expenses as a percentage of Average
        Managed Assets (annualized)..........................    3.0%       3.2%
    Ratio of operating expenses to operating revenues........     48%        51%

  Operating expenses, excluding the impact of the acquisition of the Dealer Products Group, decreased by $1 million, or 1% for the first six months of 1999, as compared to the prior year period. Second quarter operating expenses, excluding the Dealer Products Group, totaled $95 million, and represented a decrease of $4 million, or 4% from the same prior year period. The lower level reflects decreases in salaries and other compensation resulting from our restructuring effort in the second half of 1998, offset by increases in technology spending, space costs and certain professional fees. Our ratio of operating expenses to operating revenues for both the first six months and second quarter improved to 48% compared to 51% during the same periods in 1998. Our ratio of operating expenses to average managed assets improved to 3.0% from 3.2% for the second quarter of 1999 as compared to the prior year. These improvements are reflective of our focus on increasing revenues and controlling expense growth.

Allowance for Losses. The following table summarizes the changes in our allowance for losses of receivables, including our provision for losses of receivables and repossessed assets, for the six and three months ended June 30, 1999 and 1998:

                                      For the Six Months
                                        Ended June 30,
                                       ----------------    Increase/(Decrease)
                                        1999      1998     Amount     Percent
                                       -------   ------   --------   ---------
                                      (dollars in millions)
Balance at beginning of period......    $ 271    $ 261      $ 10         4%
 Provision for losses...............       59       32        27        84
 Writedowns.........................      (52)     (43)       (9)       21
 Recoveries.........................        7       27       (20)      (74)
                                        -----    -----      ----
Balance at end of period............    $ 285    $ 277      $  8         3%
                                        =====    =====      ====
 Allowance as a % of receivables....      2.2%     2.4%


                                    For the Three Months
                                       Ended June 30,
                                    --------------------  Increase/(Decrease)
                                         1999     1998    Amount     Percent
                                        -----    -----    -------    --------
                                    (dollars in millions)
Balance at beginning of period......    $ 277    $ 261     $ 16         6%
 Provision for losses...............       30       17       13        76
 Writedowns.........................      (25)     (23)      (2)        9
 Recoveries.........................        2       22      (20)      (91)
 Other..............................        1      --         1       N/M
                                        -----    -----     ----
Balance at end of period............    $ 285    $ 277     $  8         3%
                                        =====    =====     ====
  Allowance as a % of receivables...      2.2%     2.4%

  Our provision for losses was higher during the first six months and second quarter of 1999 compared to the same prior year period due to a significantly higher level of recoveries recorded during 1998 as compared to 1999. Net writedowns for the first six months of 1999 totaled $45 million, or 0.7% of average lending assets. Net writedowns during the second quarter of 1999 totaled $23 million, or 0.7% of average lending assets. Writedown levels for both the first half and second quarter are consistent with our targeted level. At June 30, 1999 the allowance for losses of receivables represented 2.2% of receivables, a decline from 2.4% of receivables at June 30, 1998. This reduction reflects the continued strong credit quality of our receivables portfolio.

Income Taxes. Our effective tax rate decreased to 33% for the six months ended June 30, 1999 from 34% for the same period in 1998. Our effective tax rate for the second quarter of 1999 remained unchanged at 33% as compared to the prior year period. The effective rate for 1999 and 1998 remained below federal and state combined statutory rates due to the effect of earnings from international joint ventures, the use of foreign tax credits and a reduction in the state effective tax rate.

LENDING ASSETS AND INVESTMENTS

Lending assets and investments grew 8%, to $14.6 billion, since the prior year end, primarily as a result of new business volume of $3 billion for the six months ended June 30, 1999. Second quarter new business volume totaled $1.8 billion. New business volume in the first half and second quarter of 1999 was driven by Corporate Finance, Leasing Services and Small Business Finance. The acquisition of the Dealer Products Group increased Leasing Services new business volume by approximately $220 million and $110 million during the first six months and second quarter of 1999, respectively. Total new business volume for the first six months and second quarter of 1999 decreased compared to the same prior year periods due to the anticipated lower volume of the CMBS product in Real Estate Finance. New business volume was partially offset by normal levels of portfolio runoff and loan sales, syndications and securitizations totaling $1 billion. The following table presents our lending assets and investments by business category and asset type as of June 30, 1999 and December 31, 1998:

                                             Lending Assets and Investments as of
                                                  June 30,         December 31,
                                               ---------------   ----------------
                                                1999   Percent    1998   Percent
                                               ------- -------   ------  -------
By Business Category:                                (dollars in millions)
Domestic Commercial Finance Segment
  Corporate Finance.........................   $ 4,439    31%   $ 3,784    28%
  Leasing Services..........................     3,110    21      2,840    21
  Real Estate Finance.......................     1,919    13      2,044    15
  Small Business Finance....................     1,047     7      1,013     8
  Commercial Services (1)...................       922     6        401     3
  Other.....................................       569     4        687     5
                                               -------   ---     ------   ---
Total Domestic Commercial Finance Segment...    12,006    82     10,769    80
International Factoring and Asset
  Based Finance Segment (2).................     2,544    18      2,661    20
                                               -------   ---    -------   ---
 Total lending assets and investments.......   $14,550   100%   $13,430   100%
                                               =======   ===    =======   ===

By Asset Type:
Receivables.................................   $12,796    88%   $11,854    88%
Repossessed assets..........................        12    --          3    --
                                               -------   ---    -------   ---
 Total lending assets.......................    12,808    88     11,857    88
Equity and real estate investments..........       670     5        652     5
Debt securities.............................       466     3        365     3
Operating leases............................       389     3        321     2
International joint ventures................       217     1        235     2
                                               -------   ---    -------   ---
 Total lending assets and investments.......   $14,550   100%   $13,430   100%
                                               =======   ===    =======   ===
 Funds employed (3).........................   $13,258          $11,989
                                               =======          =======
 Average funds employed (3).................   $12,512          $11,814
                                               =======          =======
 Total managed assets (4)...................   $14,434          $13,664
                                               =======          =======
 Average managed assets (4).................   $13,924          $13,007
                                               =======          =======

(1) Lending assets and investments at December 31, 1998 were reduced by $475 million of factored accounts receivable sold to bank-supported conduits.

(2) Includes $213 million and $231 million of investments in international joint ventures at June 30, 1999 and December 31, 1998, respectively, which represent 1% and 2% of total lending assets and investments.
(3) Funds employed include lending assets and investments, less credit balances of factoring clients.
(4) Total managed assets include funds employed, plus receivables previously securitized or sold that we currently manage.

  Growth in Corporate Finance lending assets and investments of $655 million during the first six months of 1999 was driven by new business volume of $1.3 billion and increased borrowings under existing lines of over $100 million. Asset growth was partially offset by syndications and payoffs during the period. New business volume for the second quarter of 1999 exceeded $800 million and represented an increase of 9% from the prior year period.

  Leasing Services lending assets and investments grew by $270 million during the first half of 1999 as strong new business volume of $900 million was partially offset by runoff, utilization, syndications and loan sales of over $600 million. Year to date new business volume exceeded the prior year by 15%. This increase was primarily due to the impact of the Dealer Products Group which was acquired in the fourth quarter of 1998.

  Real Estate Finance lending assets and investments decreased by $125 million since 1998 as new business volume of nearly $400 million was more than offset by securitizations and runoff during the first half of 1999. New business volume during the second quarter totaled $300 million. Year to date and second quarter Real Estate Finance new business volume was significantly reduced from the same prior year periods due to an anticipated decline in CMBS volume. This decline was the result of a strategic reduction of origination activities within the CMBS market during the first half of 1999 following the significant volatility experienced by this market during the second half of 1998. During the second quarter, Real Estate Finance securitized approximately $400 million of CMBS receivables. We recognized $4 million in securitization income on this transaction. We did not retain any residual risk from this securitization as all of the commercial mortgage pass-through certificates were sold to third parties on a non-recourse basis. We are continuing to provide financing in the CMBS market and may sell or securitize existing and newly originated CMBS assets during the second half of 1999, depending on market conditions.

  Lending assets and investments of Small Business Finance increased from 1998 due to new business volume in excess of $300 million which exceeded the prior year by 59%. New business volume for the second quarter totaled $200 million which represented an increase of 60% from the second quarter of 1998. Asset growth due to this new business volume was partially offset by loan sales and runoff during the first half of 1999. Sales of guaranteed 7(a) loans during the quarter totaled approximately $120 million generating income of $8 million.

  Growth in Commercial Services lending assets and investments was primarily due to a reduced level of receivables sold to our bank supported conduits at June 30, 1999 as compared to the prior year end. These conduits are used for liquidity purposes in normal business operations.

  International Factoring and Asset Based Finance lending assets and investments decreased by $117 million as a result of foreign currency exchange rate movements during the first half of 1999.

  At June 30, 1999, we had contractually committed to finance an amount in excess of $2 billion to new and existing borrowers. Our obligation to fund commitments is generally contingent upon the maintenance of specific credit standards by our borrowers. Since we expect many of the commitments to remain unused, the total commitment amounts do not necessarily represent future cash requirements. We do not have any significant commitments to provide additional financing related to nonearning assets.

Revenues

  Total revenues include:
     .  interest income;
     . fees and other income from domestic and consolidated international operations; and
     .  our share of the net income of our international joint ventures.

  The following table shows our total revenues for the six months ended June 30,1999 and 1998:

                                                    Total Revenues
                                          For the Six Months Ended June 30,
                                         ------------------------------------
                                         1999     Percent    1998    Percent
                                         -----   ---------   -----   --------
                                                (dollars in millions)
Domestic Commercial Finance Segment
  Corporate Finance...................   $ 200      27%     $ 182       27%
  Leasing Services....................     161      21        108       16
  Real Estate Finance.................     110      15        128       19
  Small Business Finance..............      65       9         54        8
  Commercial Services.................      48       6         59        9
  Other...............................      42       5         36        4
                                         -----     ---      -----      ---
Total Domestic Commercial Finance
  Segment.............................     626      83        567       83
International Factoring and Asset
  Based Finance Segment...............     127      17        115       17
                                         -----     ---      -----      ---
 Total revenues.......................   $ 753     100%     $ 682      100%
                                         =====     ===      =====      ===

  Total revenues increased $71 million or 10% from the prior year principally reflecting increases in interest income and fees and other income. Corporate Finance experienced an $18 million increase in revenues due to an increase in interest income resulting from a higher level of AFE and an increase in net equity gains as compared to the prior year period. Leasing Services revenues increased $53 million, of which $50 million related to the acquisition of the Dealer Products Group. Real Estate Finance revenues decreased $18 million due to lower interest income resulting from a reduced level of AFE and lower securitization income recorded in the first half of 1999 as compared to 1998. Small Business Finance revenues increased $11 million as a result of a higher level of AFE combined with an increase in income from the sale of the guaranteed portion of 7(a) loans during the first half of 1999 versus 1998. Commercial Services revenues decreased $11 million due to a reduced level of AFE and lower factoring commissions as compared to the prior year period. International revenues increased $12 million from the first half of 1998 due to increases in interest income and fees and other income.

PORTFOLIO Quality

  The credit quality of our portfolio continues to reflect the effectiveness of our credit strategies, underwriting and portfolio management and disciplined credit approval process. As of June 30, 1999, nonearning assets were $221 million or 1.7% of lending assets. This level is favorable to our targeted range of nonearning assets of 2-4% of lending assets. In addition, our allowance for losses of receivables was in excess of 100% of nonearning impaired receivables as of June 30, 1999. The following table presents certain information with respect to the credit quality of our portfolio:

                                                                       June 30,    December 31,
                                                                       ---------   -------------
                                                                         1999          1998
                                                                       ---------   -------------
                                                                         (dollars in millions)
Lending Assets and Investments:
 Receivables........................................................    $12,796         $11,854
 Repossessed assets.................................................         12               3
                                                                        -------         -------
   Total lending assets.............................................     12,808          11,857
 Equity and real estate investments.................................        670             652
 Debt securities....................................................        466             365
 Operating leases...................................................        389             321
 Investments in joint ventures......................................        217             235
                                                                        -------         -------
   Total lending assets and investments.............................    $14,550         $13,430
                                                                        =======         =======

Nonearning Assets:
 Impaired receivables...............................................    $   209         $   208
 Repossessed assets.................................................         12               3
                                                                        -------         -------
   Total nonearning assets..........................................    $   221         $   211
                                                                        =======         =======
 Ratio of nonearning impaired receivables to receivables............       1.6%            1.8%
                                                                        =======         =======
 Ratio of total nonearning assets to total lending assets...........       1.7%            1.8%
                                                                        =======         =======

Allowances for Losses:
 Allowance for losses of receivables................................    $   285         $   271
                                                                        =======         =======

Ratio of allowance for losses of receivables to:
 Receivables........................................................       2.2%            2.3%
                                                                        =======         =======
 Nonearning impaired receivables....................................       136%            130%
                                                                        =======         =======
 Net writedowns (annualized)........................................       3.1x            3.3x
                                                                        =======         =======

Delinquencies:
 Earning loans delinquent 60 days or more...........................    $   195         $   184
                                                                        =======         =======
 Ratio of earning loans delinquent 60 days or more to receivables...       1.5%            1.6%
                                                                        =======         =======

                                                                          For The Six Months
                                                                            Ended June 30,
                                                                        -----------------------
                                                                           1999            1998
                                                                        -------         -------
Net writedowns of lending assets:                                       (dollars in millions)
 Total net writedowns...............................................    $    45         $    16
                                                                        =======         =======

 Ratio of net writedowns to average lending assets (annualized).....       0.7%            0.3%
                                                                        =======         =======

Nonearning Assets. Our nonearning assets were $221 million or 1.7% of lending assets at June 30, 1999. Nonearning assets remain favorable to our targeted range of 2-4% of lending assets. Included in nonearning assets are repossessed assets of $12 million at June 30, 1999 and $3 million at December 31, 1998.

Allowance for Losses. The allowance for losses of receivables totaled $285 million or 2.2% of receivables at June 30, 1999, down from 2.3% at December 31, 1998. The ratio of allowance for losses of receivables to nonearning impaired receivables totaled 136% at June 30, 1999 and 130% at December 31, 1998.

Loan Modifications. We had $13 million of loans that are considered troubled debt restructures at June 30, 1999, a decrease of $1 million from December 31, 1998. At June 30, 1999, there were no loans that were restructured and returned to earning status.

Writedowns. Net writedowns were consistent with our stated targeted range at 0.7% of average lending assets for the six months ended June 30, 1999 as compared to 0.3% for the same prior year period. Net writedowns for the first half of 1999 are higher than the prior year period due to a higher level of recoveries recorded in 1998 versus the current year. Gross writedowns totaled $52 million during the first six months of 1999 versus $43 million for the prior year period while recoveries were $7 million in 1999 versus $27 million in 1998.

LIQUIDITY AND CAPITAL RESOURCES

  The following table presents information regarding our capital structure:

                                                                     June 30,      December 31,
                                                                       1999            1998
                                                                     ---------    -------------
                                                                           (in millions)
Commercial paper and short-term borrowings........................    $ 4,291         $ 3,681
Notes and debentures..............................................      7,590           6,768
                                                                      -------         -------
 Total senior debt................................................     11,881          10,449
Minority interest.................................................          9              10
Stockholders' equity..............................................      2,018           1,962
                                                                      -------         -------
 Total capitalization.............................................    $13,908         $12,421
                                                                      =======         =======

Leverage (net of short-term investments)..........................       5.6x            5.2x
Commercial paper and short-term borrowings to total senior debt...        36%             35%

During the first six months of 1999, our major funding requirements included:
   .  $3 billion of longer-term loans, leases and investments funded;
   .  a net increase in short-term loans of $1 billion;
   . the retirement of approximately $1.5 billion of senior notes; and . common and preferred dividends of $30 million.

Our major sources of funding these requirements included:
   .  cash flows from operations of $276 million;
   . loan repayments and proceeds from the sale of investments and equipment on lease of over $1.7 billion;
   .  the securitization, sale or syndication of over $1 billion of loans;
   . the issuance of nearly $2.3 billion of senior notes; and . the increase in short-term debt of $610 million.

  Senior note issuances include $600 million relating to our global bond offering that occurred in March 1999. This offering of notes has expanded our international investor base, thereby extending potential sources of liquidity.

  Our ratio of commercial paper and short-term borrowings to total senior debt was 36% at June 30, 1999 and at December 31, 1998. Leverage (based on senior debt net of short-term investments) was 5.6x at June 30, 1999 and 5.2x at December 31, 1998. The level of commercial paper and short-term borrowings remains within our targeted range.

  Our committed bank credit and asset sale facilities totaled approximately $6 billion at June 30, 1999 and included $3.9 billion in available liquidity support under three facilities. The longest of these facilities is a 5-year agreement for approximately $1.6 billion which expires April 8, 2002. Our 364-day bank credit facilities will expire on October 26, 1999 and April 4, 2000. Also included in our total committed facilities are foreign bank credit facilities of $976 million (U.S. dollar equivalent) for our international subsidiaries and $36 million under foreign currency revolving credit facilities. Committed credit and sale facilities from unaffiliated financial institutions represent 142% of outstanding commercial paper and short-term borrowings at June 30, 1999.

  At the end of the second quarter, we were in a highly liquid position, with a large cash balance and availability under our domestic factoring and equipment receivables sale facilities. This positioning anticipates the financing required to close the HCF acquisition in July and refinance HCF assets at more attractive levels as well as position us for any potential illiquidity in the debt markets during the remainder of the year.

Risk Management - Asset/Liability Management

  We entered into derivative contracts during the first six months of 1999 to accomplish our risk management objective of controlling the overall level of financial risk arising from normal business operations. During the first six months of 1999, we entered into interest rate swap agreements with aggregate notional amounts of $1.9 billion. In addition, $2.5 billion of interest rate swaps were terminated or matured during the six month period. At June 30, 1999, we held $5.1 billion in interest rate swaps, $510 million in cross-currency interest rate swap agreements and $1.5 billion of basis swap agreements.

  We held 10-year interest rate futures contracts with an equivalent notional amount of $387 million at June 30, 1999. We use these instruments to hedge the interest rate risk of a portion of our receivables portfolio.

  As of June 30, 1999, we held $986 million of forward currency exchange contracts. These instruments serve as hedges of our investment in international subsidiaries and joint ventures or effectively hedge the translation of the related foreign currency income.

Accounting Developments

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 137, Deferral of the Effective Date of FASB Statement No. 133 (collectively referred to as SFAS No. 133). This Statement establishes accounting and reporting standards requiring all derivative instruments (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value. Changes in the fair value of the derivative are to be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows gains and losses on derivatives to offset related results on the hedged items in the income statement and requires that a company must document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. We are assessing the impact of this statement and will adopt it in our 2001 interim financial statements.

Other Developments

  HealthCare Financial Acquisition

  On April 19, 1999 we agreed to merge with HealthCare Financial Partners, Inc.
(HCF). With assets of approximately $600 million, HCF is a rapidly growing commercial finance company exclusively focused on providing secured financing to small- and mid-sized health care providers throughout the United States.

  HCF shareholders approved the merger agreement on July 20, 1999 and the transaction subsequently closed on July 28, 1999. The purchase price was $35 per share and totaled approximately $485 million. We paid 41% of the purchase price in the form of our Class A

Common Stock and 59% in cash. We issued approximately 7.3 million Class A Common Shares for the transaction, which reduced the ownership interest in Heller of our majority shareholder, The Fuji Bank, Limited, from 57% to approximately 52%. In addition, we issued options to purchase 1.1 million shares of Heller's Class A Common Stock at prices ranging from approximately $2 to $37 per share to replace stock options previously held by HCF employees for HCF common stock.

  We will account for the merger using the purchase method of accounting. Goodwill from the merger totaled approximately $230 million, on a preliminary basis, and will be amortized over 25 years.

  Declaration of Dividends

  On July 12, 1999, we declared a quarterly dividend of $0.09 on each outstanding share of our Class A Common Stock and Class B Common Stock, payable on or before August 16, 1999 to the holders of record thereof on July 21, 1999. We also declared quarterly dividends of $0.5078125, $1.67175 and $1.7375 on each outstanding share of our Cumulative Perpetual Senior Preferred Stock, Series A, Fixed Rate Noncumulative Perpetual Senior Preferred Stock, Series C and Fixed Rate Noncumulative Perpetual Senior Preferred Stock, Series D, respectively, payable on August 16, 1999 to the holders of record thereof on July 30, 1999.

Year 2000 Compliance

  We have adopted a phased approach to assessing and, where necessary, remediating or otherwise addressing, year 2000 issues. Phases include:

  .  awareness, which, while ongoing, is substantially complete;

  . assessment, which was substantially completed in 1998 with respect to information technology systems and potential issues relating to borrowers, vendors, international affiliates and environmental factors, and substantially completed in the first half of 1999 for similar matters relating to acquired assets;

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

  We have completed the assessment of year 2000 risk relating to the Dealer Products Group leasing assets and subsidiaries acquired in late 1998. We have engaged a third party to complete remediation and validation activities, which are underway and scheduled for completion during 1999. We have also received the third party's assessment of Year 2000 readiness of HealthCare

Financial Partners, Inc., which Heller acquired in late July 1999. Remediation for that company is scheduled for completion by September 30, 1999.

  We have made, and will continue to make, certain investments in our software applications and systems to ensure that our systems function properly through and beyond the year 2000. Including systems that service the Dealer Products Group, we have (1) three loan processing systems, (2) four lease processing systems, (3) a factoring system, and (4) systems for general ledger processing, payroll, accounts payable, fixed assets, treasury and other smaller applications. We have established plans to modify, upgrade or replace each of these systems for compliance and have established an overall plan to bring all of these systems into compliance by the end of 1999.

  We continue to address the impact of the year 2000 issue on our consolidated international subsidiaries and our international joint venture companies. As a result of the risk assessment substantially completed with respect to these international companies in 1998, significant remediation activity and additional readiness validation are underway for completion in 1999. During the first quarter of 1999, we engaged an independent consultant to conduct site visits and a limited scope review of overall year 2000 preparedness activities, including testing protocols and country risk, at certain of our international companies. Reviews were completed for selected European companies during the first quarter and for selected other international companies during the second quarter. With respect to the reviewed companies, no areas of material concern were reported.

  In addition to information technology systems, we continue to assess and monitor potential year 2000 impacts on our material vendors and borrowers, as well as year 2000 issues relating to environmental factors such as facilities and general utilities.

  With respect to vendors, we have categorized vendors with reference to materiality and availability of other sources for the provided services and supplies. We have made inquiry of those vendors deemed material. Responses are reviewed to assess the need for any follow-up action. This assessment and any resulting remediation or contingency solutions are scheduled for completion during 1999.

  With respect to borrowers, a year 2000 risk assessment has been incorporated into our underwriting and portfolio management activities in order to evaluate exposure due to any lack of compliance on the part of borrowers. We categorize prospective and existing borrowers by level of year 2000 risk, and are underwriting new transactions and managing portfolio accounts accordingly.

  Finally, we have incorporated year 2000 contingency planning into our overall business resumption program in consideration of facilities and other environmental factors as well as with respect to mission-critical processes. The planning component of this effort has been completed, with implementation underway and scheduled for completion by December 1, 1999.

  We have incurred approximately $13 million to date of expenses related to the year 2000 issue and estimate that we will incur an additional amount of approximately $5 million through the end of the project. We will expense remediation, compliance, maintenance and modification costs as incurred.

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

                          PART II.  OTHER INFORMATION

                           ITEM 5.  OTHER INFORMATION

On July 12, 1999, the Board of Directors of the Company elected as directors each of Taizo Ishikawa and Takaaki Kato to fill the vacancies left by the resignations of Tsutomu Hayano and Terumasa Yamasaki. Messers. Ishikawa and Kato were also elected to the Executive Committee of the Company's Board of Directors. Mr. Ishikawa was elected to the Compensation Committee of the Board of Directors in replacement of Tetsuo Kumon and Masahiro Sawada was elected to the Special Financing Committee of the Board of Directors in replacement of Kenichiro Tanaka.


                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

       (12) Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

       (27)  Financial Data Schedule

  (b) Current Reports on Form 8-K:


Date of Report          Item   Description
--------------          ----   -----------
July 12, 1999           5, 7   A report filing a press release announcing the declaration of dividends on the Company's common and preferred stocks.

July 20, 1999           5, 7   A report filing a press release announcing the Company's
                               earnings for the quarter ended June 30, 1999.

July 21, 1999           5, 7   A report filing a press release announcing shareholder
                               approval of the merger of HealthCare Financial Partners, Inc.
                               (HCF) with a subsidiary of the Company.

July 23, 1999           5, 7   A report filing a press release announcing certain elections by the shareholders of HCF.

July 28, 1999           5, 7   A report filing a press release announcing the closing of the acquisition of HCF.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   HELLER FINANCIAL, INC.


                                   By:  /s/  Lauralee E. Martin
                                       --------------------------------------
                                        Lauralee E. Martin
                                        Executive Vice President and
                                        Chief Financial Officer


                                   By:  /s/  Lawrence G. Hund
                                       --------------------------------------
                                        Lawrence G. Hund
                                        Executive Vice President, Controller and
                                        Chief Accounting Officer
Date:  August 4, 1999