Form 10-Q
period 1999-09-30
HELLER FINANCIAL INC
filed 1999-11-10
CIK 46738

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549


                                   FORM 10-Q

(Mark One)
X   Quarterly report for the period ended September 30, 1999 pursuant to
-
    Section 13 or 15(d) of the Securities Exchange Act of 1934

- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number 1-6157


                             Heller Financial, Inc.
                             ----------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                36-1208070
---------------------------------------           --------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

500 W. Monroe Street, Chicago, Illinois                  60661
---------------------------------------           --------------------
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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X  No
                                                -     -

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

46,040,621 shares of Class A Common Stock, $.25 par value, outstanding at November 5, 1999.
51,050,000 shares of Class B Common Stock, $.25 par value, outstanding at November 5, 1999.

PART I. FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                (in millions, except for information on shares)

                                    ASSETS                                        September 30,    December 31,
                                                                                      1999             1998
                                                                                      ----             ----
                                                                                  (unaudited)
Cash and cash equivalents.......................................................    $   649            $   529
Receivables (Note 4)
   Commercial loans
      Term loans................................................................      4,302              3,233
      Revolving loans...........................................................      2,277              1,832
   Real estate loans............................................................      2,026              1,718
   Factored accounts receivable.................................................      3,258              2,543
   Equipment loans and leases...................................................      2,728              2,528
                                                                                    -------            -------
      Total receivables.........................................................     14,591             11,854
   Less: Allowance for losses of receivables (Note 4)...........................        310                271
                                                                                    -------            -------
      Net receivables...........................................................     14,281             11,583
Equity and real estate investments..............................................        722                652
Debt securities.................................................................        512                365
Operating leases................................................................        404                321
Investments in international joint ventures.....................................        225                235
Other assets....................................................................        900                681
                                                                                    -------            -------
      Total assets..............................................................    $17,693            $14,366
                                                                                    =======            =======
          LIABILITIES AND STOCKHOLDERS' EQUITY
Senior debt
      Commercial paper and short-term borrowings................................    $ 5,159            $ 3,681
      Notes and debentures (Note 5).............................................      8,253              6,768
                                                                                    -------            -------
      Total senior debt.........................................................     13,412             10,449
Credit balances of factoring clients............................................      1,385              1,441
Other payables and accruals.....................................................        624                504
                                                                                    -------            -------
      Total liabilities.........................................................     15,421             12,394
Minority interest...............................................................         11                 10
Stockholders' equity
    Cumulative Perpetual Senior Preferred Stock, Series A.......................        125                125
    Noncumulative Perpetual Senior Preferred Stock, Series C....................        150                150
    Noncumulative Perpetual Senior Preferred Stock, Series D....................        125                125
    Class A Common Stock ($.25 par; 500,000,000 shares authorized;
      46,320,888 shares issued and 46,014,033 shares outstanding)...............         12                 10
    Class B Common Stock ($.25 par; 300,000,000 shares authorized;
      51,050,000 shares issued and outstanding).................................         13                 13
    Additional paid in capital..................................................      1,627              1,435
    Retained earnings...........................................................        240                111
    Treasury stock (306,855 shares) (Note 7)....................................         (8)                (8)
    Accumulated other comprehensive income......................................        (23)                 1
                                                                                    -------            -------
      Total stockholders' equity................................................      2,261              1,962
                                                                                    -------            -------
      Total liabilities and stockholders' equity................................    $17,693            $14,366
                                                                                    =======            =======

     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (in millions, except for per share information)

                                                          For the Three Months  For the Nine Months
                                                          Ended September 30,   Ended September 30,
                                                          --------------------  --------------------
                                                            1999       1998       1999       1998
                                                            ----       ----       ----       ----
                                                              (unaudited)           (unaudited)
Interest income.........................................    $ 309      $ 270      $ 846      $ 776
Interest expense........................................      176        161        481        463
                                                            -----      -----      -----      -----
       Net interest income..............................      133        109        365        313
Fees and other income...................................       66         48        209        151
Factoring commissions...................................       31         31         89         90
Income of international joint ventures..................        9          8         25         22
                                                            -----      -----      -----      -----
       Operating revenues...............................      239        196        688        576
Operating expenses......................................      110         97        326        290
Provision for losses....................................       37         27         95         59
                                                            -----      -----      -----      -----
       Income before taxes and minority interest........       92         72        267        227
Income tax provision....................................       33         25         91         78
Minority interest.......................................        -          -          1          3
                                                            -----      -----      -----      -----
       Net income.......................................    $  59      $  47      $ 175      $ 146
                                                            =====      =====      =====      =====
       Dividends on preferred stock.....................    $   7      $   5      $  21      $  15
                                                            =====      =====      =====      =====
       Net income applicable to common stock............    $  52      $  42      $ 154      $ 131
                                                            =====      =====      =====      =====

       Basic and diluted net income applicable to
          common stock per share (Note 8)...............    $0.55      $0.47      $1.68      $1.80
                                                            =====      =====      =====      =====


       Pro forma basic net income applicable to
          common stock per share (Note 8)...............    $0.55      $0.47      $1.68      $1.46
                                                            =====      =====      =====      =====


       Pro forma diluted net income applicable to
          common stock per share (Note 8)...............    $0.55      $0.47      $1.68      $1.45
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

                     CONSOLIDATED CONDENSED STATEMENTS OF
                        CHANGES IN STOCKHOLDERS' EQUITY
                                 (in millions)
                                  (unaudited)

                                                                  Noncum.
                                                  Perpetual      Perpetual       Perpetual
                                                  Sr. Pref.      Sr. Pref.       Sr. Pref.      Class A      Class B      Treasury
                                                    Stock          Stock           Stock        Common       Common         Stock
                                                  Series A        Series C       Series D        Stock        Stock       (Note 7)
                                                  ---------      ----------      ---------      -------      -------      --------
BALANCE AT DECEMBER 31, 1997..................    $     125      $      150      $      --      $    --      $    13      $     --
Comprehensive Income:
Net income....................................           --              --             --           --           --            --

 Other comprehensive income,
  net of tax:
  Unrealized gain on securities,
   net of tax of $4...........................           --              --             --           --           --            --

  Foreign currency translation
   adjustments, net of tax of $13.............           --              --             --           --           --            --

 Other comprehensive income...................           --              --             --           --           --            --

Comprehensive income..........................           --              --             --           --           --            --

Issuance of Class A Common Stock..............           --              --             --           10           --            --

Repurchase of Class A Common Stock............           --              --             --           --           --            (9)

Preferred stock dividends.....................           --              --             --           --           --            --

Common stock dividends........................           --              --             --           --           --            --
                                                  ---------      ----------      ---------      -------      -------      --------
BALANCE AT SEPTEMBER 30, 1998.................    $     125      $      150             --      $    10      $    13            (9)
                                                  =========      ==========      =========      =======      =======      ========

BALANCE AT DECEMBER 31, 1998..................    $     125      $      150      $     125      $    10      $    13      $     (8)
Comprehensive Income:
Net income....................................           --              --             --           --           --            --

Other comprehensive income,
   net of tax:
   Unrealized loss on
     securities, net of tax of $(8)...........           --              --             --           --           --            --

   Foreign currency translation
     Adjustments, net of tax of $(38).........           --              --             --           --           --            --

Other comprehensive income....................           --              --             --           --           --            --

Comprehensive income..........................           --              --             --           --           --            --

Issuance of Class A Common Stock..............           --              --             --            2           --            --

Reissuance of Class A Common Stock............           --              --             --           --           --            --

Vesting of restricted shares..................           --              --             --           --           --            --

Preferred stock dividends.....................           --              --             --           --           --            --

Common stock dividends........................           --              --             --           --           --            --
                                                  ---------      ----------      ---------      -------      -------      --------

BALANCE AT SEPTEMBER 30, 1999.................    $     125      $      150      $     125      $    12      $    13      $     (8)
                                                  =========      ==========      =========      =======      =======      ========

                                                                   Accum.
                                                                   Other
                                                    Add'l         Compre-                                    Compre-
                                                   Paid In        hensive        Retained                    hensive
                                                   Capital         Income        Earnings        Total       Income
                                                  ---------      ----------      ---------      -------      -------
BALANCE AT DECEMBER 31, 1997..................    $     672      $      (12)     $     730      $ 1,678
Comprehensive Income:
Net income....................................           --              --            146          146      $   146

 Other comprehensive income,
  net of tax:
  Unrealized gain on securities,
   net of tax of $4...........................           --              --             --            8            8

  Foreign currency translation
   adjustments, net of tax of $(13)...........           --              --             --           (5)          (5)

 Other comprehensive income...................           --               3             --           --            3
                                                                                                             -------
Comprehensive income..........................           --              --             --           --      $   149
                                                                                                             =======
Issuance of Class A Common Stock..............          976              --             --          986

Repurchase of Class A Common Stock............           --              --             --           (9)

Preferred stock dividends.....................           --              --            (15)         (15)

Common stock dividends........................         (215)             --           (783)        (998)
                                                  ---------      ----------      ---------      -------

BALANCE AT SEPTEMBER 30, 1998.................    $   1,433      $       (9)     $      78      $ 1,791
                                                  =========      ==========      =========      =======

BALANCE AT DECEMBER 31, 1998..................    $   1,435      $        1      $     111      $ 1,962
Comprehensive Income:
Net income....................................           --              --            175          175      $   175

Other comprehensive income,
   net of tax:
   Unrealized loss on
     securities, net of tax of $(8)...........           --              --             --          (15)         (15)

   Foreign currency translation
     Adjustments, net of tax of $(38).........           --              --             --           (9)          (9)

Other comprehensive income....................           --             (24)            --           --          (24)
                                                                                                             -------
Comprehensive income..........................           --              --             --           --      $   151
                                                                                                             =======
Issuance of Class A Common Stock..............          189              --             --          191

Reissuance of Class A Common Stock............           --              --             (1)          (1)

Vesting of restricted shares..................            3              --             --            3

Preferred stock dividends.....................           --              --            (21)         (21)

Common stock dividends........................           --              --            (24)         (24)
                                                  ---------      ----------      ---------      -------

BALANCE AT SEPTEMBER 30, 1999.................    $   1,627      $      (23)     $     240      $ 2,261
                                                  =========      ==========      =========      =======

     The accumulated other comprehensive income balance included $7 million and $16 million of unrealized gains, net of tax, on securities available for sale at September 30, 1999 and 1998, respectively. Accumulated other comprehensive income also included deferred foreign currency translation adjustments, net of tax, of $(30) million and $(25) million at September 30, 1999 and 1998, respectively.

 The accompanying Notes to Consolidated Condensed Financial Statements are an
                      integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in millions)

                                                                               For the Nine Months Ended
                                                                                      September 30,
                                                                                  1999            1998
                                                                                  ----            ----
OPERATING ACTIVITIES                                                                   (unaudited)
  Net income                                                                   $   175         $   146
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for losses................................................          95              59
      Amortization and depreciation.......................................          31              15
      Losses from equity investments......................................          12              33
      Provision for deferred taxes........................................          27               5
      Increase in accounts payable and accrued liabilities................          95              18
      Undistributed income of international joint ventures................         (18)            (17)
      Increase in interest payable........................................           -              33
      Other...............................................................          18               2
                                                                               -------         -------
       Net cash provided by operating activities..........................         435             294
INVESTING ACTIVITIES
  Increase in longer-term loans
    Due to fundings.......................................................      (4,868)         (5,302)
    Due to the HealthCare Financial Partners, Inc. acquisition............        (535)              -
  Collections of principal................................................       1,943           2,276
  Securitizations, participations, syndications and loan sales............       1,688           2,194
  Net increase in short-term loans and advances to factoring clients......      (1,231)         (1,168)
  Investment in operating leases..........................................        (163)            (45)
  Investment in equity interests and other investments....................        (367)           (362)
  Sales of investments and equipment on lease.............................         269             290
  HealthCare Financial Partners, Inc. goodwill............................        (234)              -
  Other...................................................................          94             (27)
                                                                               -------         -------
       Net cash used for investing activities.............................      (3,404)         (2,144)
FINANCING ACTIVITIES
  Senior note issues......................................................       3,730           2,295
  Retirement of notes and debentures......................................      (2,240)         (1,107)
  Increase in commercial paper and other short-term borrowings............       1,478             415
  Net increase (decrease) in advances from affiliates.....................           6             (26)
  Net proceeds from common stock issuance.................................         191             986
  Repurchase of Class A Common Stock for executive deferred compensation
          plan............................................................           -              (9)
  Cash dividends paid on preferred and common stock.......................         (45)         (1,013)
  Other...................................................................         (31)            (26)
                                                                               -------         -------
       Net cash provided by financing activities..........................       3,089           1,515
                                                                               -------         -------
Increase (decrease) in cash and cash equivalents..........................         120            (335)
Cash and cash equivalents at the beginning of the period..................         529             821
                                                                               -------         -------
Cash and cash equivalents at the end of the period........................     $   649         $   486
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


     The following table presents the unaudited pro forma combined income statements of Heller and the Dealer Products Group for the nine months ended September 30, 1999 and 1998. The pro forma combined income statements are presented as if the acquisition had been effective January 1, 1998. The combined historical results of operations of Heller and the Dealer Products Group for 1999 and 1998 have been adjusted to reflect the amortization of goodwill and the costs of financing for the transaction. We have presented the following table for informational purposes only. It does not necessarily indicate the future results of our operations or the results of our operations that would have occurred had the acquisition been effective in the periods presented.

                                                               For the Nine Months
                                                               Ended September 30,
                                                               -------------------
                                                                 1999         1998
                                                                 ----         ----
                                                                  (in millions)
Interest income..........................................      $  846       $  833
Interest expense.........................................         481          497
                                                               ------       ------
  Net interest income....................................         365          336
Fees and other income....................................         209          160
Factoring commissions....................................          89           90
Income of international joint ventures...................          25           22
                                                               ------       ------
  Operating revenues.....................................         688          608
Operating expenses.......................................         326          317
Provision for losses.....................................          95           65
                                                               ------       ------
  Income before income taxes and minority interest.......         267          226
Income tax provision.....................................          91           76
Minority interest........................................           1            3
                                                               ------       ------
  Net income.............................................      $  175       $  147
                                                               ======       ======

(3) HealthCare Financial Partners, Inc. Acquisition

   On July 28, 1999 we acquired HealthCare Financial Partners, Inc. (HCF) for approximately $475 million. We paid 41% of the purchase price in the form of our Class A Common Stock and 59% in cash. We issued approximately 7.3 million Class A Common Shares for the transaction, which reduced the ownership interest in Heller of our majority shareholder, The Fuji Bank, Limited, from 57% to 52%. In addition, we issued options to purchase 1.1 million shares of Heller's Class A Common Stock at prices ranging from $2 to $37 per share to replace stock options previously held by HCF employees for HCF common stock. HCF is a rapidly growing commercial finance company exclusively focused on providing secured financing to small- and mid-sized health care providers throughout the United States. The HCF business will be operated as a business unit known as Healthcare Finance within our Domestic Commercial Finance segment.

   The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, Business Combinations. Goodwill from the transaction totaled approximately $230 million, on a preliminary basis, and will be amortized over 25 years. Heller's September 30, 1999 consolidated statement of income includes HCF's operating results since the acquisition date.

   The following table presents the unaudited pro forma combined income statements of Heller and HCF for the nine months ended September 30, 1999 and 1998. The pro forma combined income statements are presented as if the acquisition had been effective January 1, 1998. The combined historical operating results of Heller and HCF for 1999 and 1998 have been adjusted to reflect goodwill amortization and financing costs for the transaction. We have presented the following table for informational purposes only. It does not necessarily indicate our future operating results or the operating results that would have occurred had the acquisition been effective in the periods presented.

                                                          For the Nine Months
                                                          Ended September 30,
                                                          -------------------
                                                            1999      1998
                                                            ----      ----
                                                             (in millions)
Interest income.....................................       $ 888     $ 819
Interest expense....................................         490       475
                                                           -----     -----
  Net interest income...............................         398       344
Fees and other income...............................         212       154
Factoring commissions...............................          89        90
Income of international joint ventures..............          25        22
                                                           -----     -----
  Operating revenues................................         724       610
Operating expenses..................................         347       307
Provision for losses................................         101        62
                                                           -----     -----
  Income before income taxes and minority interest..         276       241
Income tax provision................................          94        84
Minority interest...................................           1         3
                                                           -----     -----
  Net income                                               $ 181     $ 154
                                                           =====     =====

(4) Impaired Receivables and Repossessed Assets

    We do not recognize interest and fee income on impaired receivables or repossessed assets, both of which are classified as nonearning, as set forth in the following table:

                                                                   September 30,    December 31,
                                                                       1999            1998
                                                                     --------         -------
                                                                        (in millions)
    Impaired receivables......................................          $ 217           $ 208
    Repossessed assets........................................             13               3
                                                                        -----           -----
      Total nonearning assets.................................          $ 230           $ 211
                                                                        =====           =====
    Ratio of total nonearning assets to total lending assets..            1.6%            1.8%
                                                                        =====           =====
    Ratio of allowance for losses of receivables to
      nonearning impaired receivables.........................            143%            130%
                                                                        =====           =====

   Nonearning assets included $26 million at September 30, 1999 and December 31, 1998 for our International Factoring and Asset Based Finance Segment.

   The average investment in nonearning impaired receivables was $215 million for the nine months ended September 30, 1999 and $152 million for the nine months ended September 30, 1998.

   Loan Modifications--

   We had $12 million of loans that are considered troubled debt restructures at September 30, 1999, a decrease of $2 million from December 31, 1998. At September 30, 1999 there were no loans that were restructured and returned to earning status.

   Allowance for Losses--

   The change in the allowance for losses of receivables during the nine month period included an additional provision of $95 million and gross writedowns and recoveries of $80 million and $13 million, respectively. Impaired receivables with identified reserve requirements were $192 million at September 30, 1999 and $136 million at December 31, 1998.

                                                             September 30,   December 31,
                                                                 1999            1998
                                                             -------------   ------------
                                                                    (in millions)
  Identified reserve requirement for impaired receivables..          $  48         $  44
  Additional allowance for losses of receivables...........            262           227
                                                                     -----         -----
       Total allowance for losses of receivables...........          $ 310         $ 271
                                                                     =====         =====

(5) Senior Debt - Notes and Debentures

    We issued and retired the following notes and debentures during the nine months ended September 30, 1999 (excluding unamortized premium and discount):

                                                                              Principal
                                                                                Amount
                                                                               -------
                                                                            (in millions)
     Issuances:
      Variable rate medium-term notes due on various dates ranging from
        November 15, 1999 to July 6, 2004................................        $2,127
      Fixed rate medium-term notes with interest rates ranging from
        5.48 % to 7.13% due on various dates ranging from
        January 16, 2001 to May 18, 2006.................................         1,603
                                                                                 ------
                                                                                 $3,730
                                                                                 ======

     Retirements:
      Variable rate medium-term notes due on various dates ranging from
        January 7, 1999 to September 13, 1999............................        $1,197
      Fixed rate medium-term notes with interest rates ranging from
        5.25% to 9.13% due on various dates ranging from
        January 15, 1999 to April 2, 2002................................         1,043
                                                                                 ------
                                                                                 $2,240
                                                                                 ======

   We have approximately $4 billion in available liquidity support under three bank credit facilities. The longest facility is a 5-year agreement for $1.6 billion which expires April 8, 2002. Our two separate 364-day bank credit facilities expire on April 4, 2000 and September 27, 2000.

   We have committed foreign bank credit facilities totaling $937 million (U.S. dollar equivalent) for our international subsidiaries and $36 million under foreign currency revolving credit facilities. As of September 30, 1999, there was approximately $680 million available under these facilities.

   We have a factored accounts receivable sale facility of our domestic accounts receivable which allows us to sell an undivided interest of up to $503 million in a designated pool of factored accounts receivable to five bank-sponsored conduits, on a limited recourse basis. As of September 30, 1999, there were no receivables sold under this facility. See Note 11 for additional information related to this facility.

   We have an additional factored accounts receivable sale facility through our wholly-owned subsidiary Factofrance. This facility allows Factofrance to sell an undivided interest of up to 1 billion French francs in a designated pool of its factored accounts receivable to one bank-sponsored conduit, on a limited recourse basis. As of September 30, 1999, approximately 1 billion French francs (or $176 million) of receivables were sold under this facility.

   We have a 364-day facility, expiring December 7, 1999, which allows us to sell up to $400 million of our equipment receivables to two bank-sponsored conduits, on a limited recourse basis. As of September 30, 1999, approximately $230 million of receivables were sold under this facility.

    We have a shelf registration statement, filed with the Securities and Exchange Commission, permitting the offering of up to $5 billion in debt securities, senior preferred stock and Class A Common Stock. As of September 30, 1999, there was $536 million available under this shelf registration.

    In August 1999, we filed with the Securities and Exchange Commission a shelf registration statement covering the sale of up to $10 billion in debt securities (including medium term notes), senior preferred stock and Class A Common Stock.

    In October 1999, we established a Euro Medium-Term Note Program for the issuance of up to $2 billion in notes to be listed on the Luxembourg Stock Exchange, increased the size of our Euro commercial paper program to $1 billion and established a $250 million Canadian commercial paper program.

    On November 8, 1999 we issued $600 million of 7.375% notes due November 1, 2009 in a privately placed transaction under SEC Rule 144 A and Regulation S.

(6) Derivative Financial Instruments Used for Risk Management Purposes

    We utilize interest rate swaps to modify the interest rate and currency characteristics of our debt and assets to control the overall level of financial risk arising from our normal business operations. During the nine months ended September 30, 1999, we entered into $3.8 billion of interest rate swaps while $3.7 billion of our interest rate swaps were terminated or matured. These instruments had the effect of converting $683 million of fixed rate assets to a variable rate, $615 million of variable rate assets to a fixed rate, $1.9 billion of fixed rate debt to a variable rate and $60 million of variable rate debt to another variable rate index. At September 30, 1999, we held $5.6 billion in interest rate swap agreements, $510 million in cross-currency interest rate swap agreements and $1.7 billion of basis swap agreements.

    We utilize interest rate futures to hedge the interest rate risk of a portion of our receivables portfolio. At September 30, 1999 we held 10-year interest rate futures contracts with an equivalent notional amount of $479 million.

    We also periodically enter into forward currency exchange contracts or purchase options. These instruments serve as hedges of our investment in international subsidiaries and joint ventures or effectively hedge the translation of the related foreign currency income. We held $1.3 billion of forward currency exchange contracts at September 30, 1999.

(7) Treasury Stock

    We have an executive deferred compensation plan (the Plan) in which certain of our employees may elect to defer a portion of their annual compensation on a pre-tax basis. The amount deferred remains an asset of Heller and is invested in several mutual funds and in Class A Common Stock of Heller. Investments in our Class A Common Stock under this Plan are reported as treasury stock and are included in the calculation of basic and diluted earnings per share. At September 30, 1999, we held 190,260 shares of treasury stock through the Plan.

    In addition, we held 116,595 shares of our Class A Common Stock for use in meeting the requirements of our current stock incentive compensation plans. The number of shares includes 115,700 shares repurchased in the third quarter of 1999.

    On October 18, 1999, we announced the authorization to repurchase up to 2 million shares of our Class A Common Stock to provide stock for issuance under our stock option and restricted stock plans, as well as for other corporate purposes.

(8) Basic and Diluted Net Income Per Share and Pro Forma Net Income Per Share

  The following table shows the calculation of net income applicable to common stock per share on a basic and diluted basis for the periods indicated:

                                       Quarter Ended September 30,                         Nine Months Ended September 30,
                                       ---------------------------                         -------------------------------
                                        Basic                Diluted                          Basic                 Diluted
                                        -----                -------                          -----                 -------
                                  1999        1998       1999        1998                1999        1998        1999      1998
                                  ----        ----       ----        ----                ----        ----        ----      ----
Net Income applicable
 to common stock
 (in millions).........        $    52     $    42    $    52     $    42             $   154     $   131     $   154   $   131
                               =======     =======   ========     =======             =======     =======     =======   =======
Average equivalent
 shares of common
 stock outstanding
   (in thousands)........       95,059      89,738     95,059      89,738              91,753      72,618      91,753    72,618
   Treasury stock........           --          --         94         333                  --          --          39       241
   Stock options.........           --          --        129          --                  --          --          60         5
                               -------     -------    -------     -------             -------     -------     -------   -------
   Total average
     Equivalent shares.         95,059      89,738     95,282      90,071              91,753      72,618      91,852    72,864
                               =======     =======    =======     =======             =======     =======     =======   =======
Net income per share           $  0.55     $  0.47    $ 0.55      $  0.47             $  1.68     $  1.80     $  1.68   $  1.80
                               =======     =======    =======     =======             =======     =======     =======   =======

   The table below presents the pro forma net income applicable to common stock per share on a basic and diluted basis. Pro forma information adjusts for the impact of our initial public offering (the Offering) of Class A Common Stock that occurred in May 1998 and assumes that shares issued in conjunction with the Offering have been outstanding since the beginning of

1998. We compute pro forma basic net income applicable to common stock per share based on net income applicable to common stock divided by the average number of shares outstanding during the period. We compute pro forma diluted net income applicable to common stock per share based on net income applicable to common stock divided by the average number of shares outstanding during the period plus the dilutive effect of stock options.

                                        Quarter Ended September 30,                   Nine Months Ended September 30,
                                        ---------------------------                   -------------------------------
                                      Basic                   Diluted                  Basic                 Diluted
                                      -----                   -------                  -----                 -------
                                 1999         1998        1999        1998       1999        1998        1999        1998
                                 ----         ----        ----        ----       ----        ----        ----        ----
Net income applicable to
 common stock
   (in millions).........     $    52     $     42     $    52     $    42    $   154     $   131     $   154     $   131
                              =======     ========     =======     =======    =======     =======     =======     =======
Pro forma shares of
 common stock
 outstanding (in
 thousands)..............      95,059      89,744       95,059      89,744     91,753      89,702      91,753      89,702
 Treasury stock..........          --          --           94         327         --          --          39         369
   Stock options.........          --          --          129          --         --          --          60          17
                              -------     -------      -------     -------    -------     -------     -------     -------
   Total pro forma shares      95,059      89,744       95,282      90,071     91,753      89,702      91,852      90,088
                              =======     =======      =======     =======    =======     =======     =======     =======
Pro forma net income
 per share...............     $  0.55     $  0.47      $  0.55     $  0.47    $  1.68     $  1.46     $  1.68     $  1.45
                              =======     =======      =======     =======    =======     =======     =======     =======

(9)  Statement of Cash Flows

     Noncash investing activities that occurred during the nine month period ended September 30, 1999 included $10 million of receivables classified as repossessed assets. We paid income taxes of $47 million and $30 million during the nine month periods ended September 30, 1999 and 1998, respectively.

(10) Operating Segments

     The following table summarizes financial information concerning our reportable segments:

                                            International
                               Domestic     Factoring and
                              Commercial     Asset Based     Consolidated
                               Finance         Finance         Company
                              ----------    -------------    ------------
Total assets:
  September 30, 1999........     $14,646           $3,047         $17,693
  December 31, 1998.........      11,278            3,088          14,366
Total revenues:
  September 30, 1999........     $   978           $  191         $ 1,169
  September 30, 1998........         863              176           1,039
Net income:
  September 30, 1999........     $   149           $   26         $   175
  September 30, 1998........         123               23             146

(11) Commercial Services Sale

   On October 4, 1999, we agreed to sell the assets of our Commercial Services business unit, part of our Domestic Commercial Finance segment, to The CIT Group, Inc. (CIT) for approximately $560 million in cash. The sale consists of $953 million of factored accounts receivable and the assumption of $518 million of liabilities due to factoring clients and results in a premium of $125 million over the net assets sold. Commercial Services provides factoring, asset-based revolving credit facilities, and accounts receivable management services to clients in the U.S. textile and apparel industries.

   The sale will be accounted for as an asset sale. Completion of the sale, which is subject to customary regulatory approvals, is expected to occur during the fourth quarter of 1999. The after-tax gain associated with the transaction will be determined after closing and will ultimately include final adjustments for transaction costs, obligations to employees, and the resolution of third party contracts such as facility leases and vendor contracts. Upon completion of the sale, we will terminate our domestic factored accounts receivable sale facility.

(12) Subsequent Events

Declaration of Dividends --

   On October 18, 1999, we increased the quarterly dividend on each share of our Class A and Class B Common Stock to $0.10 per share from $0.09 per share. The dividend, which represents an 11% increase from the prior quarter, is payable on November 15, 1999 to the holders of record thereof on November 1, 1999. We also declared quarterly dividends of $0.5078125, $1.67175 and $1.7375 on each outstanding share of our Cumulative Perpetual Senior Preferred Stock, Series A, Fixed Rate Noncumulative Perpetual Senior Preferred Stock, Series C and Fixed Rate Noncumulative Perpetual Senior Preferred Stock, Series D, respectively. The dividends on our preferred stocks are payable on November 15, 1999 to the holders of record thereof on November 1, 1999.

(13) Accounting Developments

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

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview. Net income for the nine months ended September 30, 1999 was a record $175 million compared to $146 million for the prior year period, an increase of 20%. Net income for the third quarter of 1999 totaled $59 million and increased 26% from $47 million in the third quarter of 1998. Net income applicable to common stock was $154 million for the nine months ended September 30, 1999, an increase of 18% from $131 million for the nine months ended September 30, 1998. Net income applicable to common stock totaled $52 million for the third quarter of 1999, an increase of $10 million or 24% over the third quarter of 1998.

The growth in earnings was due to an increase of $112 million or 19% in operating revenues for the nine months ended September 30, 1999 and an increase of $43 million or 22% for the third quarter of 1999. Growth in both net interest income and fees and other income drove these increases. Operating revenues as a percentage of average funds employed (AFE) rose to 7.1% for the first nine months of 1999, an improvement from 6.6% for the first nine months of 1998. For the third quarter of 1999, operating revenues as a percentage of AFE improved to 6.7% from the same prior year period of 6.4%. Our results include the Dealer Products Group for the first nine months of 1999 and HCF since July 28, 1999, the date of acquisition, on a consolidated basis. These acquisitions increased operating revenues and operating expenses by $49 million and $40 million, respectively.

Operating Revenues. The following tables summarize our operating revenues for the nine and three months ended September 30, 1999 and 1998:

                                                 For the Nine Months Ended
                                                       September 30,
                                           --------------------------------------
                                            1999   Percent       1998     Percent
                                           Amount  of AFE       Amount    of AFE
                                           ------  --------     ------    -------
                                                (annualized)           (annualized)
                                                      (dollars in millions)
Net interest income......................  $  365       3.8%    $  313        3.6%
Non-interest income:
 Fees and other income...................     209       2.1        151        1.7
 Factoring commissions...................      89       0.9         90        1.0
 Income of international joint ventures..      25       0.3         22        0.3
                                           ------     -----     ------      -----
   Total operating revenues..............  $  688       7.1%    $  576        6.6%
                                           ======     =====     ======      =====

                                                 For the Three Months Ended
                                                       September 30,
                                           -------------------------------------
                                            1999   Percent        1998   Percent
                                           Amount  of AFE        Amount  of AFE
                                           ------  --------      ------  -------
                                                (annualized)          (annualized)
                                                      (dollars in millions)
Net interest income......................  $  133       3.7%     $  109      3.5%
Non-interest income:
 Fees and other income...................      66       1.8          48      1.6
 Factoring commissions...................      31       0.9          31      1.0
 Income of international joint ventures..       9       0.3           8      0.3
                                           ------  --------      ------  -------
   Total operating revenues..............  $  239       6.7%     $  196      6.4%
                                           ======  ========      ======  =======

Net Interest Income: Net interest income increased by $52 million or 17% for the first nine months of 1999. Net interest margin as a percentage of AFE improved to 3.8% at September 30, 1999 from 3.6% at September 30, 1998. Net interest income for the third quarter of 1999 increased $24 million, or 22% from the prior year period. Net interest income as a percentage of AFE increased to 3.7% for the third quarter of 1999 from 3.5% in the prior year period. The increase in net interest income for the first nine months of 1999 and the third quarter of 1999 versus the same prior year periods is due to improvement in our net interest margins and growth in average funds employed. The increase in net interest income as a percentage of AFE reflects the impact of the higher yielding Dealer Products Group assets combined with a reduced level of lower yielding CMBS receivables held in our portfolio during the first nine months of 1999 versus 1998. This increase is partially offset by the interest expense related to the purchase price premiums of the Dealer Products Group and HCF acquisitions.

Non-Interest Income: The following tables summarize our non-interest income for the nine and three months ended September 30, 1999 and 1998:

                                                                 For the Nine Months
                                                                 Ended September 30,       Increase/(Decrease)
                                                                 -------------------
                                                                    1999        1998       Amount      Percent
                                                                    ----        ----       ------      -------
                                                                              (dollars in millions)
Factoring commissions..................................          $       89  $       90  $       (1)        (1)%
Income of international joint ventures.................                  25          22           3         14
Fees and other income:
 Fee income and other (1)..............................                 121          98          23         23
 Net investment gains..................................                  77          38          39        103
 Securitization income.................................                  11          15          (4)       (27)
                                                                 ----------  ----------  ----------
   Total fees and other income.........................          $      209  $      151  $       58         38%
                                                                 ==========  ==========  ==========
   Total non-interest income...........................          $      323  $      263  $       60         23%
                                                                 ==========  ==========  ==========
Non-interest income as a percentage of AFE (annualized)                 3.3%        3.0%

                                                                 For the Three Months
                                                                 Ended September 30,       Increase/(Decrease)
                                                                 -------------------
                                                                    1999        1998       Amount      Percent
                                                                    ----        ----       ------      -------
                                                                              (dollars in millions)
Factoring commissions.........................                   $       31  $       31  $       --         --%
Income of international joint ventures........                            9           8           1         13
Fees and other income:
 Fee income and other (1).....................                           32          33          (1)        (3)
 Net investment gains.........................                           33          15          18        120
 Securitization income........................                            1          --           1        N/M
                                                                 ----------  ----------  ----------
   Total fees and other income................                   $       66  $       48  $       18         38%
                                                                 ==========  ==========  ==========
   Total non-interest income..................                   $      106  $       87  $       19         22%
                                                                 ==========  ==========  ==========
 Non-interest income as a percentage of AFE (annualized)                3.0%        2.9%

(1) Fee income and other consists primarily of loan servicing income, late fees, prepayment fees, early termination fees, other miscellaneous income and equipment residual gains.

     Factoring commissions decreased $1 million for the nine months ended September 30, 1999 and remained the same for the third quarter of 1999, as compared to the same prior year periods. The decrease is due to lower volume of our domestic factoring business combined with lower factoring commission rates of Factofrance. Total factoring volume increased 7% for the first nine months and third quarter of 1999 as compared to the prior year. Factofrance's factoring volume increased 15% for the year to date period and the third quarter of 1999.

     Income of international joint ventures increased $3 million or 14% for the nine months ended September 30, 1999 and $1 million or 13% for the third quarter of 1999 as compared to the prior year. These increases are primarily due to higher income from our European joint ventures partially offset by lower income from our Latin American joint ventures.

     Fees and other income totaled $209 million and increased $58 million or 38% for the first nine months of 1999 as compared to the prior year period due to increases in fee income and other and net investment gains. Fees and other income also increased 38% to $66 million for the third quarter of 1999 over 1998 due to an increase in net investment gains. Fee income and other for the first nine months of 1999 increased by $23 million or 23% compared to 1998. This increase is due to higher fee income in Leasing Services related to the Dealer Products Group and higher income on asset sales in Small Business Finance.

     Net investment gains for the nine months ended September 30, 1999 of $77 million more than doubled over the previous year. For the third quarter of 1999, net investment gains totaled $33 million, a 120% increase from the same prior year period. These increases were primarily due to larger gains recognized on our portfolio of limited partnership investments and on our real estate investments. In addition, we recognized larger net gains on the sales of our equity investments over the same prior year period.

     Securitization income totaled $11 million during the first nine months of 1999. This income resulted from three securitization transactions. Leasing Services sold approximately $230 million of equipment receivables to a conduit in the third quarter resulting in a net gain of $1 million. In the second quarter, Real Estate Finance securitized approximately $400 million in CMBS receivables resulting in $4 million of securitization income. Leasing Services securitized approximately $380 million of receivables in the second quarter, resulting in $6 million of securitization income. We did not retain any risk on the term securitizations in 1999. During the first nine months of 1998, we recognized $15 million in income from the first quarter CMBS securitization and the second quarter securitization of the unguaranteed portion of loans in the SBA 7(a) program.

Operating Expenses. The following tables summarize our operating expenses for the nine and three months ended September 30, 1999 and 1998:

                                                                 For the Nine Months
                                                                 Ended September 30,       Increase/(Decrease)
                                                                 -------------------
                                                                    1999        1998       Amount      Percent
                                                                    ----        ----       ------      -------
                                                                              (dollars in millions)
Salaries and other compensation........................          $      171  $      169  $        2          1%
General and administrative expenses....................                 155         121          34         28
                                                                 ----------  ----------  ----------
 Total operating expenses..............................          $      326  $      290  $       36         12%
                                                                 ==========  ==========  ==========
 Total operating expenses as a percentage of average
  managed assets (annualized)..........................                 3.0%        3.0%
 Ratio of operating expenses to operating revenues.....                  47%         50%


                                                                 For the Three Months
                                                                 Ended September 30,       Increase/(Decrease)
                                                                 -------------------
                                                                    1999        1998       Amount      Percent
                                                                    ----        ----       ------      -------
                                                                              (dollars in millions)
Salaries and other compensation........................          $       57  $       54  $        3          6%
General and administrative expenses....................                  53          43          10         23
                                                                 ----------  ----------  ----------
 Total operating expenses..............................          $      110  $       97  $       13         13%
                                                                 ==========  ==========  ==========
 Total operating expenses as a percentage of average
  managed assets (annualized)..........................                 2.9%        2.9%
 Ratio of operating expenses to operating revenues.....                  46%         50%

     Operating expenses, excluding the impact of the acquisitions of the Dealer Products Group and HCF, decreased by $4 million, or 1%, for the first nine months of 1999, as compared to the same prior year period. Third quarter operating expenses, excluding the Dealer Products Group and HCF acquisitions, totaled $93 million, and represented a decrease of $4 million, or 4%, from the same prior year period. The lower level of operating expenses reflects decreases in total salaries and other compensation resulting from our restructuring effort in 1998, offset by increases in technology spending, space costs and certain professional fees. Total operating expenses as a percentage of operating revenues decreased to 47% and 46% for the first nine months and quarter ended September 30, 1999 from 50% for the same prior year periods and are slightly better than our 1999 goal of 48%. These decreases reflect improved leveraging of the Company's cost base.

Allowance for Losses. The following tables summarize the changes in our allowance for losses of receivables, including our provision for losses of receivables and repossessed assets, for the nine and three months ended September 30, 1999 and 1998:

                                                                 For the Nine Months
                                                                 Ended September 30,       Increase/(Decrease)
                                                                 -------------------
                                                                    1999        1998       Amount      Percent
                                                                    ----        ----       ------      -------
                                                                              (dollars in millions)
Balance at beginning of period........................           $      271  $      261  $       10          4%
 Provision for losses.................................                   95          59          36         61
 Writedowns...........................................                  (80)        (70)        (10)       (14)
 Recoveries...........................................                   13          59         (46)       (78)
 HCF acquisition......................................                    7          --           7        N/M
 Other................................................                    4           3           1        N/M
                                                                 ----------  ----------  ----------
Balance at end of period..............................           $      310  $      312  $       (2)        (1)%
                                                                 ==========  ==========  ==========
 Allowance as a % of receivables......................                  2.1%        2.4%


                                                                 For the Three Months
                                                                 Ended September 30,       Increase/(Decrease)
                                                                 -------------------
                                                                    1999        1998       Amount      Percent
                                                                    ----        ----       ------      -------
                                                                              (dollars in millions)
Balance at beginning of period........................           $     285   $      277  $        8          3%
 Provision for losses.................................                  36           27           9         33
 Writedowns...........................................                 (29)         (28)         (1)        (4)
 Recoveries...........................................                   7           33         (26)       (79)
 HCF acquisition......................................                   7           --           7        N/M
 Other................................................                   4            3           1        N/M
                                                                 ----------  ----------  ----------
Balance at end of period..............................           $      310  $      312  $       (2)        (1)%
                                                                 ==========  ==========  ==========
  Allowance as a % of receivables.....................                  2.1%        2.4%

     Our provision for losses was higher during the first nine months and third quarter of 1999 compared to the same prior year period due to a significantly higher level of recoveries recorded during 1998 as compared to 1999. Net writedowns for the first nine months of 1999 totaled $67 million, or 0.70% of average lending assets. Net writedowns during the third quarter of 1999 totaled $22 million, or 0.64% of average lending assets. Writedown levels for both the first nine months and third quarter are favorable to our targeted level of 0.75%. At September 30, 1999 the allowance for losses of receivables represented 2.1% of receivables, a decline from 2.4% at September 30, 1998. This reduction reflects the continued strong credit quality of our receivables portfolio.

Income Taxes. Our effective tax rate remained unchanged at 34% for the nine months ended September 30, 1999 compared to the same period in 1998. Our effective tax rate for the third quarter of 1999 increased to 36% compared to 35% in the prior year period. The effective rate for 1999 and 1998 remained below federal and state combined statutory rates due to the effect of earnings from international joint ventures, the use of foreign tax credits and a reduction in the state effective tax rate.

LENDING ASSETS AND INVESTMENTS

Lending assets and investments grew 23%, to $16.5 billion, from their December 31, 1998 level. This increase is primarily a result of new business volume of $5.4 billion for the nine months ended September 30, 1999 and the HCF acquisition, which contributed lending assets and investments totaling $535 million on the date of acquisition. Third quarter new business volume totaled $2.4 billion and represents an increase of 18% over the third quarter of 1998. Strong new business volume in all of our domestic product groups drove this increase. The acquisition of the Dealer Products Group increased Leasing Services new business volume by approximately $350 million and $130 million during the first nine months and third quarter of 1999, respectively. Total new business volume for the first nine months of 1999 is down 5.3% from the same prior year period due to the anticipated lower volume of the Real Estate CMBS product. Excluding CMBS, new business volume for the first nine months of 1999 totaled $5.1 billion, an increase of 24% from $4.1 billion in 1998, while new business volume excluding CMBS for the third quarter of 1999 was over $2 billion, up 60% over compared to the same prior year period. New business volume for the nine months ended September 30, 1999 was partially offset by portfolio runoff and syndications, securitizations and loan sales of approximately $3 billion. The following tables present our lending assets and investments by business category and asset type as of September 30, 1999 and December 31, 1998:

                                                 Lending Assets and Investments as of
                                                 September 30,           December 31,
                                             -------------------     ------------------
                                              1999       Percent      1998      Percent
                                             -------     -------     -------    -------
                                                        (dollars in millions)
By Business Category:
Domestic Commercial Finance Segment
  Corporate Finance........................  $ 4,871          30%    $ 3,784         28%
  Leasing Services.........................    3,110          19       2,840         21
  Real Estate Finance......................    2,479          15       2,044         15
  Small Business Finance...................    1,165           7       1,013          8
  Commercial Services (1)..................      977           6         401          3
  Healthcare Finance.......................      587           3          --         --
  Other....................................      516           3         687          5
                                             -------     -------     -------    -------
Total Domestic Commercial Finance Segment..   13,705          83      10,769         80
International Factoring and Asset
  Based Finance Segment (2)................    2,762          17       2,661         20
                                             -------     -------     -------    -------
 Total lending assets and investments......  $16,467         100%    $13,430        100%
                                             =======     =======     =======    =======

                                                 Lending Assets and Investments as of
                                                 September 30,           December 31,
                                             -------------------     ------------------
                                              1999       Percent      1998      Percent
                                             -------     -------     -------    -------
                                                        (dollars in millions)
By Asset Type:
Receivables............................      $14,591          89%    $11,854         88%
Repossessed assets.....................           13          --           3         --
                                             -------     -------     -------    -------
 Total lending assets..................       14,604          89      11,857         88
Equity and real estate investments.....          722           4         652          5
Debt securities........................          512           3         365          3
Operating leases.......................          404           3         321          2
International joint ventures...........          225           1         235          2
                                             -------     -------     -------    -------
 Total lending assets and investments..      $16,467         100%    $13,430        100%
                                             =======     =======     =======    =======
 Average lending assets................      $12,839                 $11,506
                                             =======                 =======
 Funds employed (3)....................      $15,082                 $11,989
                                             =======                 =======
 Average funds employed (3)............      $13,047                 $11,814
                                             =======                 =======
 Total managed assets (4)..............      $16,429                 $13,664
                                             =======                 =======
 Average managed assets (4)............      $14,383                 $13,007
                                             =======                 =======

(1) Lending assets and investments at December 31, 1998 were reduced by $475 million of factored accounts receivable sold to bank-supported conduits.

(2) Includes $221 million and $231 million of investments in international joint ventures at September 30, 1999 and December 31, 1998, respectively, which represent 1% and 2% of total lending assets and investments.

(3) Funds employed include lending assets and investments, less credit balances of factoring clients.

(4) Total managed assets include funds employed, plus receivables previously securitized or sold that we currently manage.

     Growth in Corporate Finance lending assets and investments of nearly $1.1 billion during the first nine months of 1999 was driven by new business volume of $2.3 billion and increased borrowings under existing lines of over $245 million. Asset growth was partially offset by syndications and payoffs during the period totaling $1.5 billion. New business volume for the third quarter of 1999 was nearly $1 billion and represented an increase of 38% from the prior year period.

     Leasing Services lending assets and investments grew by $270 million during the first nine months of 1999 as new business volume of $1.4 billion was partially offset by runoff, utilization, syndications and loan sales of $885 million. New business volume was also offset by the sale of approximately $230 million of equipment receivables to a conduit in the third quarter of 1999. A $1 million gain was recognized on the transaction. Year to date new business volume exceeded the prior year by 28%. This increase was primarily due to the impact of the Dealer Products Group acquisition.

     Real Estate Finance lending assets and investments increased $435 million since 1998 as new business volume of nearly $1 billion was partially offset by $566 million in securitizations, payoffs and syndications, including a $400 million securitization in the second quarter. We recognized $4 million of securitization income on this transaction. We did not retain any residual risk from this securitization as all of the commercial mortgage pass-through certificates were sold to third parties on a non-recourse basis. Year to date new business volume was significantly reduced from the same prior year period due to an anticipated decline in CMBS volume. New business volume during the third quarter totaled $605 million. Excluding CMBS, new business volume for the third quarter of 1999 was $405 million, an increase of $283 million, or 232%, from the same prior year period. We are continuing to provide financing in the CMBS market and may sell or securitize existing and newly originated CMBS assets depending on market conditions.

     Lending assets and investments of Small Business Finance increased $152 million from 1998 due to new business volume of nearly $510 million, an increase of 42% over the prior year. New business volume for the first nine months of 1999 was partially offset by approximately $360 million of loan sales and runoff. New business volume for the third quarter totaled $173 million and represents an increase of 17% from the third quarter of 1998. The increases in new business volume enabled us to become the largest SBA lender in the nation based upon volume numbers for the SBA's fiscal year ended September 30, 1999.

     Growth in Commercial Services lending assets and investments of $576 million was primarily due to a reduced level of receivables sold to our bank supported conduits at September 30, 1999 as compared to the prior year end. These conduits are used for liquidity purposes in normal business operations. In October 1999, we agreed to sell the assets of our Commercial Services business unit, part of our Domestic Commercial Finance segment, to CIT for approximately $560 million in cash. The sale consists of $953 million of factored accounts receivable and the assumption of $518 million of liabilities due to factoring clients and results in a premium of $125 million over the net assets sold. The completion of the sale, which is subject to customary regulatory approvals, is expected to occur during the fourth quarter of 1999.

     Healthcare Finance was formed when we acquired HCF in July 1999. The transaction added $535 million in lending assets and investments on the date of acquisition. Since then, Healthcare Finance recorded new business volume totaling $67 million which was partially offset by approximately $15 million in runoff.

     At September 30, 1999, we had contractually committed to finance an amount in excess of $2 billion to new and existing borrowers. Our obligation to fund commitments is generally contingent upon the maintenance of specific credit standards by our borrowers. Since we expect many of the commitments to remain unused, the total commitment amounts do not necessarily represent future cash requirements. We do not have any significant commitments to provide additional financing related to nonearning assets.

Revenues

     Total revenues include:
     .    interest income;
     . fees and other income from domestic and consolidated international operations; and
     .    our share of the net income of our international joint ventures.

     The following table shows our total revenues for the nine months ended September 30, 1999 and 1998:

                                                     Total Revenues
                                        For the Nine Months Ended September 30,
                                        ---------------------------------------
                                           1999    Percent     1998    Percent
                                         --------  -------   --------  -------
                                                 (dollars in millions)
Domestic Commercial Finance Segment
  Corporate Finance..................    $    332       29%  $    290       28%
  Leasing Services...................         246       21        164       16
  Real Estate Finance................         166       14        198       19
  Small Business Finance.............          90        8         75        7
  Commercial Services................          74        6         89        9
  Healthcare Finance.................          14        1         --       --
  Other..............................          56        5         47        4
                                         --------  -------   --------  -------
Total Domestic Commercial Finance
  Segment............................         978       84        863       83
International Factoring and Asset
  Based Finance Segment..............         191       16        176       17
                                         --------  -------   --------  -------
 Total revenues......................    $  1,169      100%  $  1,039      100%
                                         ========  =======   ========  =======

     Total revenues increased $130 million or 13% from the prior year principally reflecting increases in interest income and fees and other income. Corporate Finance experienced a $42 million increase in revenues over the prior year period due to an increase in interest income resulting from a higher level of AFE and an increase in net investment gains. Leasing Services revenues increased $82 million, of which $75 million relates to the Dealer Products Group. Real Estate Finance revenues decreased $32 million due to lower interest income resulting from a reduced level of AFE and lower securitization income recorded in the first nine months of 1999 as compared to 1998. Small Business Finance revenues increased $15 million as a result of a higher level of AFE combined with an increase in income from the sale of the guaranteed portion of 7(a) loans during the first nine months of 1999 versus 1998. Commercial Services revenues decreased $15 million due to lower factoring volume as compared to the prior year period. International revenues increased $15 million from the first nine months of 1998 due to increases in interest income and fees and other income primarily from our wholly owned Mexican subsidiary.

PORTFOLIO QUALITY

  The credit quality of our portfolio continues to reflect the effectiveness of our credit strategies, underwriting and portfolio management and disciplined credit approval process. As of September 30, 1999, nonearning assets were $230 million or 1.6% of lending assets. This level is favorable to our targeted range of nonearning assets of 2-4% of lending assets. In addition, our allowance for losses of receivables was in excess of 100% of nonearning impaired receivables as of September 30, 1999. The following tables present certain information with respect to the credit quality of our portfolio:

                                                                         September 30,        December 31,
                                                                         -------------        ------------
                                                                             1999                1998
                                                                             ----                ----
                                                                              (dollars in millions)
Lending Assets and Investments:
 Receivables.......................................................          $14,591            $11,854
 Repossessed assets................................................               13                  3
                                                                             -------            -------
      Total lending assets.........................................           14,604             11,857
 Equity and real estate investments...............................               722                652
 Debt securities...................................................              512                365
 Operating leases..................................................              404                321
 Investments in joint ventures.....................................              225                235
                                                                             -------            -------
      Total lending assets and investments.........................          $16,467            $13,430
                                                                             =======            =======

Nonearning Assets:
 Impaired receivables..............................................          $   217            $   208
 Repossessed assets................................................               13                  3
                                                                             -------            -------
      Total nonearning assets......................................          $   230            $   211
                                                                             =======            =======
 Ratio of nonearning impaired receivables to receivables...........              1.5%               1.8%
                                                                             =======            =======
 Ratio of total nonearning assets to total lending assets..........              1.6%               1.8%
                                                                             =======            =======

Allowances for Losses:
 Allowance for losses of receivables...............................          $   310            $   271
                                                                             =======            =======

Ratio of allowance for losses of receivables to:
 Receivables.......................................................              2.1%               2.3%
                                                                             =======            =======
 Nonearning impaired receivables...................................              143%               130%
                                                                             =======            =======
 Net writedowns (annualized).......................................             3.5x               3.3x
                                                                             =======            =======

Delinquencies:
 Earning loans delinquent 60 days or more..........................          $   182            $   184
                                                                             =======            =======
 Ratio of earning loans delinquent 60 days or more to receivables..              1.3%               1.6%
                                                                             =======            =======

                                                                                For The Nine Months
                                                                                Ended September 30,
                                                                                ------------------
                                                                                1999          1998
                                                                                ----          ----
Net writedowns of lending assets:                                             (dollars in millions)
 Total net writedowns..............................................          $    67            $    11
                                                                             =======            =======
 Ratio of net writedowns to average lending assets (annualized)....              0.7%               0.1%
                                                                             =======            =======

Nonearning Assets. Our nonearning assets were $230 million or 1.6% of lending assets at September 30, 1999. Nonearning assets remain favorable to our targeted range of 2-4% of lending assets. Included in nonearning assets are repossessed assets of $13 million at September 30, 1999 and $3 million at December 31, 1998.

Allowance for Losses. The allowance for losses of receivables totaled $310 million or 2.1% of receivables at September 30, 1999, down from 2.3% at December 31, 1998. This reduction reflects the continued strong credit quality of our receivables portfolio. The ratio of allowance for losses of receivables to nonearning impaired receivables totaled 143% at September 30, 1999 and 130% at December 31, 1998.

Loan Modifications. We had $12 million of loans that are considered troubled debt restructures at September 30, 1999, a decrease of $2 million from December 31, 1998. At September 30, 1999, there were no loans that were restructured and returned to earning status.

Writedowns. Net writedowns equaled 0.70% of average lending assets and investments for the nine months ended September 30, 1999 and were favorable to our stated target of 0.75%. Net writedowns for the first nine months of 1999 are higher than the prior year period due to a higher level of recoveries recorded in 1998 versus the current year. Gross writedowns totaled $80 million during the first nine months of 1999 versus $70 million for the prior year period while recoveries were $13 million in 1999 versus $59 million in 1998.

LIQUIDITY AND CAPITAL RESOURCES

  The following table presents information regarding our capital structure:


                                                                   September 30,   December 31,
                                                                        1999           1998
                                                                        ----           ----
                                                                          (in millions)


Commercial paper and short-term borrowings.......................       $ 5,159        $ 3,681
Notes and debentures.............................................         8,253          6,768
                                                                        -------        -------
    Total senior debt............................................        13,412         10,449
Minority interest................................................            11             10
Stockholders' equity.............................................         2,261          1,962
                                                                        -------        -------
    Total capitalization.........................................       $15,684        $12,421
                                                                        =======        =======

Leverage (net of short-term investments).........................          5.7x           5.2x
Commercial paper and short-term borrowings to total senior debt..            38%            35%

     During the first nine months of 1999, our major funding requirements included:
     .    $5.4 billion of longer-term loans, leases and investments funded;
     . a net increase in short-term loans and advances to factoring clients of $1.2 billion;
     .    the retirement of $2.2 billion of senior notes;
     .    common and preferred dividends of $45 million; and
     .    the HCF acquisition for approximately $475 million.

  Our major sources of funding these requirements included:
  .    cash flows from operations of $435 million;
  . loan repayments and proceeds from the sale of investments and equipment on lease of over $2.2 billion;
  .    the syndication, securitization or sale of nearly $1.7 billion of loans;
  .    the issuance of $3.7 billion of senior notes;
  .    the increase in short-term debt of $1.5 billion; and
  .    the issuance of $191 million of Class A Common Stock.

  Senior note issuances include $600 million relating to our global bond offering that occurred in March 1999. This offering of notes has expanded our international investor base, thereby extending potential sources of liquidity.

  Our ratio of commercial paper and short-term borrowings to total senior debt was 38% at September 30, 1999 and 35% at December 31, 1998. Leverage (based on senior debt net of short-term investments) was 5.7x at September 30, 1999 and 5.2x at December 31, 1998. Our leverage continues to be below our expected medium term run rate of 6.0x. The level of commercial paper and short-term borrowings remains within our targeted range.

  Our committed bank credit and asset sale facilities totaled approximately $5.6 billion at September 30, 1999 and included $4 billion in available liquidity support under three facilities. The longest of these facilities is a 5-year agreement for approximately $1.6 billion which expires April 8, 2002. Our two separate 364-day bank credit facilities will expire on April 4, 2000 and September 27, 2000. Also included in our total committed facilities are foreign bank credit facilities of $937 million (U.S. dollar equivalent) for our international subsidiaries and $36 million under foreign currency revolving credit facilities. Committed credit and sale facilities from unaffiliated financial institutions represent 109% of outstanding commercial paper and short-term borrowings at September 30, 1999.

Risk Management - Asset/Liability Management

  We utilize interest rate swaps to modify the interest rate and currency characteristics of our debt and assets to control the overall level of financial risk arising from our normal business operations. During the nine months ended September 30, 1999, we entered into $3.8 billion of interest rate swaps while $3.7 billion of our interest rate swaps were terminated or matured. These instruments had the effect of converting $683 million of fixed rate assets to a variable rate, $615 million of variable rate assets to a fixed rate, $1.9 billion of fixed rate debt to a variable rate and $60 million of variable rate debt to another variable rate index. At September 30, 1999, we held $5.6 billion in interest rate swap agreements, $510 million in cross-currency interest rate swap agreements and $1.7 billion of basis swap agreements.

  We utilize interest rate futures to hedge the interest rate risk of a portion of our receivables portfolio. At September 30, 1999 we held 10-year interest rate futures contracts with an equivalent notional amount of $479 million.

  We also periodically enter into forward currency exchange contracts or purchase options. These instruments serve as hedges of our investment in international subsidiaries and joint ventures or effectively hedge the translation of the related foreign currency income. We held $1.3 billion of forward currency exchange contracts at September 30, 1999.

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

Other Developments

  Commercial Services Sale--

  On October 4, 1999, we agreed to sell the assets of our Commercial Services business unit, part of our Domestic Commercial Finance segment, to The CIT Group, Inc. (CIT) for approximately $560 million in cash. The sale consists of $953 million of factored accounts receivable and the assumption of $518 million of liabilities due to factoring clients and results in a premium of $125 million over the net assets sold. Commercial Services provides factoring, asset-based revolving credit facilities, and accounts receivable management services to clients in the U.S. textile and apparel industries.

  The sale will be accounted for as an asset sale. Completion of the sale, which is subject to customary regulatory approvals, is expected to occur during the fourth quarter of 1999. The after-tax gain associated with the transaction will be determined after closing and will ultimately include final adjustments for transaction costs, obligations to employees, and the resolution of third party contracts such as facility leases and vendor contracts. Upon completion of the sale, we will terminate our domestic factored accounts receivable sale facility.

  Declaration of Dividends--

  On October 18, 1999, we increased the quarterly dividend on each share of our Class A and Class B Common Stock to $0.10 per share from $0.09 per share. The dividend, which represents an 11% increase from the prior quarter, is payable on November 15, 1999 to the holders of record thereof on November 1, 1999. We also declared quarterly dividends of $0.5078125, $1.67175 and $1.7375 on each outstanding share of our Cumulative Perpetual Senior Preferred Stock, Series A, Fixed Rate Noncumulative Perpetual Senior Preferred Stock, Series C and Fixed Rate Noncumulative Perpetual Senior Preferred Stock, Series D, respectively. The dividends on our preferred stocks are payable on November 15, 1999 to the holders of record thereof on November 1, 1999.

  Repurchase of Common Stock--

  On October 18, 1999, we announced the authorization to repurchase up to 2 million shares of our Class A Common Stock to provide stock for issuance under our stock option and restricted stock plans, as well as for other corporate purposes.

Year 2000 Compliance

  We have adopted a phased approach to assessing and, where necessary, remediating or otherwise addressing, year 2000 issues. Phases include:

     .    awareness, which, while ongoing, is substantially complete;
     . assessment, which was substantially completed in 1998 with respect to information technology systems and potential issues relating to borrowers, vendors, international affiliates and environmental factors, and substantially completed in the first nine months of 1999 for similar matters relating to acquired assets;
     . remediation or implementation of contingency solutions, which is substantially complete for all information technology systems deemed mission-critical, and is scheduled for completion in 1999 for all other matters; and
     . validation, which is substantially complete for the mission-critical information technology systems and information technology infrastructure, and will continue throughout 1999 for all other matters. As part of the validation process, we continue to assess the need for any re-verification of client server hardware and software represented as compliant by the vendor.

  We have completed the assessment of year 2000 risk relating to the Dealer Products Group leasing assets and subsidiaries acquired in late 1998. Remediation and validation activities have been substantially completed. We have also received a third party assessment of year 2000 readiness of HCF, which Heller acquired in late July 1999. Remediation for that company has also been substantially completed.

  We have made, and will continue to make, certain investments in our software applications and systems to ensure that our systems function properly through and beyond the year 2000. Including systems that service the Dealer Products Group and HCF, we have (1) four loan processing systems, (2) three lease processing systems, (3) a factoring system, and (4) systems for general ledger processing, payroll, accounts payable, fixed assets, treasury and other smaller applications.

  We continue to address the impact of the year 2000 issue on our consolidated international subsidiaries and our international joint venture companies. As a result of the risk assessment substantially completed with respect to these international companies in 1998, significant remediation activity and additional readiness validation are underway for completion in 1999. During the first quarter of 1999, we engaged an independent consultant to conduct site visits and a limited scope review of overall year 2000 preparedness activities, including testing protocols and country risk, at certain of our international companies. Reviews were completed for selected European companies during the first quarter and for selected other international companies during the third quarter. With respect to the reviewed companies, no areas of material concern were reported.

  In addition to information technology systems, we continue to assess and monitor potential year 2000 impacts on our material vendors and borrowers, as well as year 2000 issues relating to environmental factors such as facilities and general utilities.

  With respect to vendors, we have categorized vendors with reference to materiality and availability of other sources for the provided services and supplies. We have made inquiry of those vendors deemed material. Responses are reviewed to assess the need for any follow-up action. This assessment is substantially complete, and all resulting remediation or contingency solutions are scheduled for completion during 1999.

  With respect to borrowers, a year 2000 risk assessment has been incorporated into our underwriting and portfolio management activities in order to evaluate exposure due to any lack of compliance on the part of borrowers. We categorize prospective and existing borrowers by level of year 2000 risk, and are underwriting new transactions and managing portfolio accounts accordingly.

  Finally, we have incorporated year 2000 contingency planning into our overall business resumption program in consideration of facilities and other environmental factors as well as with respect to mission-critical processes. The planning component of this effort has been completed. Implementation is underway and remains scheduled for completion by December 1, 1999.

  We have incurred approximately $15 million to date of expenses related to the year 2000 issue and estimate that we will incur an additional amount of approximately $4 million through the end of the project. We will expense remediation, compliance, maintenance and modification costs as incurred.

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

                          PART II.  OTHER INFORMATION

                          ITEM 5.  OTHER INFORMATION

None.

                   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     (4) Third Supplemental Indenture dated as of August 16, 1999 to the Indenture dated September 1, 1995 between the Company and State Street Bank and Trust Company, as Trustee, with respect to Senior Securities

     (12) Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

     (27) Financial Data Schedule

(b)  Current Reports on Form 8-K:


Date of Report    Item   Description
--------------    ----   -----------
October 5, 1999   5, 7   A report filing a press release announcing that the
                         Company has agreed to sell its domestic factoring business, Commercial Services, to The CIT Group.

October 6, 1999   5, 7   A report announcing the commencement of an offering
                         under Registration Statement on Form S-3 No. 333-84725, and pursuant to a Prospectus Supplement dated October
                         6, 1999, of up to $10,000,000,000 of Medium Term Notes,
                         Series J, due from 9 months to 30 years from the date of issue.

October 18, 1999  5, 7   A report filing two press releases announcing (i) an
                         increase in the quarterly dividend on the Company's common stock and the declaration of dividends on the Company's common and preferred stocks, and (ii) the Board of Directors' authorization of the repurchase of up to two million shares of the Company's Class A
                         Common Stock to provide stock for issuance under the Company's stock option and restricted stock plans, as well as for other corporate purposes.

October 20, 1999  5, 7   A report filing a press release announcing the
                         Company's earnings for the quarter ended September 30, 1999.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.



                              HELLER FINANCIAL, INC.


                              By:   /s/  Lauralee E. Martin
                                    -----------------------
                                    Lauralee E. Martin
                                    Executive Vice President and
                                    Chief Financial Officer


                              By:   /s/  Lawrence G. Hund
                                    ---------------------
                                    Lawrence G. Hund
                                    Executive Vice President, Controller and
                                    Chief Accounting Officer
Date:  November 10, 1999