Form 10-K
period 1999-12-31
HELLER FINANCIAL INC
filed 2000-02-25
CIK 46738

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
☒
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
☐
SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-6157

Heller Financial, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-1208070 (I.R.S. Employer Identification No.)

500 West Monroe Street, Chicago, Illinois (Address of principal executive offices)	60661 (Zip Code)

Registrant’s telephone number, including area code: (312) 441-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered
Class A Common Stock	New York Stock Exchange, Inc.
The Chicago Stock Exchange Incorporated
Cumulative Perpetual Senior Preferred Stock, Series A	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes     ✓              No              .

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

          As of February 10, 2000, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant’s Class A common stock, as reported on the New York Stock Exchange was approximately $932,725,765.

Number of shares of Common Stock outstanding at February 10, 2000:
Class A Common Stock—45,429,868
Class B Common Stock—51,050,000

Documents incorporated by reference: Portions of the definitive Proxy Statement prepared for the 2000 Annual Meeting of Stockholders to be filed no later than April 2, 2000 are incorporated by reference into Part III of this report.
Web site address is www.hellerfinancial.com

PART I

ITEM 1. BUSINESS

             The following discussion contains certain forward-looking statements as defined in the Securities Exchange Act of 1934 which are generally identified by the words anticipates, believes, estimates, expects, plans, intends and other similar expressions. Those statements are subject to certain risks, uncertainties and contingencies, which could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Special Note Regarding Forward-Looking Statements.

General

             Heller Financial, Inc. (including its consolidated subsidiaries, Heller or the Company, which may be referred to as we, us or our) is a worldwide commercial finance company providing a broad range of financing solutions to middle-market and small business clients.

             Primary Business Segments

             We deliver our products and services principally through two business segments:

•	Domestic Commercial Finance; and

•	International Factoring and Asset Based Finance.

             Domestic Business

             Our Domestic Commercial Finance segment is made up of five business units:

(1)	Corporate Finance, providing collateralized cash flow and asset based lending;

(2)	Real Estate Finance, primarily providing secured real estate financing;

(3)	Leasing Services, providing debt and lease financing of small, medium and large ticket equipment sourced directly or through manufacturers, distributors and dealers;

(4)	Small Business Finance, providing financing to small businesses, primarily under U.S. Small Business Administration (SBA) loan programs; and

(5)	Healthcare Finance, providing asset-based, collateralized cash flow and secured real estate financing to healthcare service providers.

             International Business

             Our International Factoring and Asset Based Finance segment, known as Heller International Group (International Group), provides factoring services and financings secured primarily by receivables, inventory and equipment. It does so through wholly-owned subsidiaries and joint ventures which provide financing to small and mid-sized companies primarily in Europe, but also in Asia and Latin America.

             Market Position

             We concentrate primarily on senior secured lending, with 86% of lending assets and investments at December 31, 1999 being made on that basis. Also, to a more limited extent, we make subordinated loans and invest in select debt and equity instruments.

             We believe that, as of December 31, 1999, our subsidiary, Factofrance-Heller (Factofrance), is the largest factoring operation in France. We were named the #1 Small Business Administration 7(a) lender nationwide based upon volume for the SBA ’s 1999 fiscal year. We are among the largest lenders to private equity-sponsored companies in the U.S. middle market. We believe we are the leading provider of secured finance to small and mid-sized healthcare companies. Additionally, we are a recognized leader in real estate finance, vacation ownership lending, vendor finance and middle-market equipment finance and leasing in the United States.

             We have built our portfolio through:

•	effective asset origination capabilities;

•	disciplined underwriting and credit approval processes;

•	effective portfolio management; and

•	acquisitions.

Our business groups have the ability to manage asset, client, industry and geographic concentrations and enhance profitability by distributing assets through securitizations, syndications and loan sales.

             Heller History and Recent Activities

             Heller was founded in 1919. From our inception, we have primarily targeted our commercial financing activities at mid-sized and small businesses in the United States. Since 1964, we have also competed in selected international markets through our consolidated subsidiaries and investments in international joint ventures.

             Heller was purchased by a subsidiary of The Fuji Bank, Limited (Fuji Bank) in 1984. Fuji Bank owned 100% of Heller’s common stock between that time and April 1998. In May 1998, we issued 38,525,000 shares of Class A Common Stock in an initial public offering (the IPO). The IPO reduced Fuji Bank’s ownership, through its direct subsidiary Fuji America Holdings, Inc. (FAHI), to 79% of the voting interest and 57% of the economic interest of our issued common stock. Fuji Bank’s ownership was further reduced to 77% of the voting interest and 52% of the economic interest when we issued approximately 7.3 million shares of our Class A Common Stock in conjunction with our acquisition of HealthCare Financial Partners, Inc. (HCFP) in July 1999. As a result of such voting interest, FAHI has the unilateral power to elect all of the members of our Board of Directors.

             In May 1998, Heller increased its ownership of International Group to 100% from 79% by purchasing the 21% interest held by Fuji Bank.

             From the time of Fuji Bank’s purchase of Heller through 1990, the substantial majority of our portfolio consisted of Corporate Finance and Real Estate Finance assets. Since 1990, we have diversified our portfolio. While continuing to build our Corporate Finance and Real Estate Finance franchises, we also invested significant resources in building other secured lending businesses through start-ups of new business units, acquisitions and the expansion of smaller existing operations. Products include asset based working capital and term financings secured by accounts receivable and inventory and various types of equipment finance and leasing product offerings.

             In the past several years, we selectively expanded our overseas operations, most significantly by completing the acquisition, in April 1997, of the interest of our joint venture partner in Factofrance, the leading factoring company in France.

              We further expanded our leasing operations in 1998 by acquiring certain U.S. assets of the Dealer Products Group of Dana Commercial Credit Corporation and the stock of the Dealer Products Group’s international subsidiaries (collectively, Dealer Products Group).

             In July 1999, we believe we became the leading financing provider to small and middle-market healthcare companies nationally by acquiring HCFP and combining it with our existing healthcare finance activities.

             In August 1999, we opened our new Canadian subsidiary, Heller Financial Canada, Ltd. which allows us to offer Canadian borrowers all of the lending and leasing products we are able to offer our customers in the U.S.

             In December 1999, we completed the sale of the assets of our Commercial Services business unit, part of our Domestic Commercial Finance segment. We believe that long-term success in the domestic factoring business would have required substantial economies of scale, which Commercial Services would not have been able to achieve through internal growth. We plan on using the capital and other resources made available from this sale to increase our investment in our other business groups that, in our opinion, offer greater opportunities for long-term growth and profitability.

             As the result of the above activities, we believe that we have built a lending portfolio that is well diversified, has strong asset collateralization and provides us with a consistent and diversified income stream.

             Summary 1999 Results

             For the year ended December 31, 1999:

•	Net income increased 47% to $284 million, from $193 million for the prior year. This was our seventh consecutive year of record earnings.

•	Net income applicable to common stock was $256 million for the year ended December 31, 1999, which represented an increase of 49% from $172 million for the prior year.

•
Net income includes a one-time after-tax gain of $48 million relating to the sale of assets of our Commercial Services unit. Excluding this gain, net income was $236 million for the year, an increase of 22% over the prior year.

•	New business volume increased 12% over the prior year, from $7.2 billion to a record $8.1 billion.

•	Total lending assets and investments increased to $16.8 billion, an increase of $3.4 billion, or 25% from the prior year.

•	Common stockholders’ equity increased to $1.9 billion.

•	Nonearning assets were only $228 million, or 1.5% of total lending assets at December 31, 1999. This is favorable to our targeted range for nonearning assets of
2 to 4% of total lending assets.

•	Operating efficiency was 47.9% for 1999, a significant improvement from 1998, and in line with our target of 48% for the year.

             See Note 23—Operating Segments—of our Consolidated Financial Statements for disclosure regarding certain financial information with respect to each of our business segments.

Domestic Commercial Finance Segment

Corporate Finance

             Corporate Finance is a leading provider of secured financing solutions to middle market oriented equity sponsors, intermediaries and enterprises. Corporate Finance primarily offers:

•	cash flow based lending;

•	asset based lending; and

•	on a more limited basis, makes mezzanine and equity investments.

             Through Corporate Finance, we provide cash flow lending primarily for corporate acquisitions, leveraged buyouts, recapitalizations, refinancings and growth financing for publicly and privately held companies. These companies are in a wide variety of industries, including manufacturing, services, metals, plastics, consumer products and defense. In almost all cases, these transactions involve professional or private equity investors which acquire businesses for financial or strategic purposes.

             We also provide secured term and revolving credit facilities with durations averaging five to eight years. To a lesser extent, we provide unsecured or subordinated financings and invest in limited partnership funds. From time to time, we make modest non-voting equity investments in conjunction with senior debt facilities, receive warrants or equity interests as a result of providing financing and make stand-alone equity co-investments with known equity sponsors. We also serve as co-lender or participant in larger senior secured transactions originated by other lenders.

             We provide asset based working capital and term financing to middle-market companies for corporate acquisitions, recapitalizations refinancings, verifiable turnarounds, debtor-in-possession (DIP), post-DIP transactions and growth financing. We do this through revolvers, term loans and letters of credit supported by accounts receivable, inventory, equipment and real estate. Middle market enterprises we serve through our asset based lending unit include manufacturers, retailers, wholesalers, distributors and service firms. We provide financing both as an agent (lead lender) and as a co-lender or a participant in senior secured transactions agented by other asset-based lenders.

             We generate the majority of our new business through our relationships with private equity sponsors, investment and commercial banks, accountants, lawyers and a variety of brokers and other financial intermediaries. We have developed and maintain close relationships with over 200 equity sponsors, many of whom have been our clients for ten or more years and have financed several transactions with us.

             Our portfolio has loans in a wide range of industries including industrial machinery, business services, metals, chemicals/plastics, consumer products and automotive. The portfolio is diversified among approximately 30 industries and no particular industry represented more than 10% of the portfolio.

             The following table gives information about Corporate Finance:

	As of, or For the Year Ended, December 31,
	1999	1998	1997
	(dollars in millions)
New business volume	$3,130	$2,607	$2,065
Total lending assets and investments	4,937	3,722	3,066
Revenues	471	389	361

Revenues as a percentage of total revenues	28.8%	27.6%	28.4%
Ratio of net writedowns to average lending assets	0.5	0.4	0.8
Ratio of nonearning assets to lending assets	0.6	0.4	0.2

              The level of nonearning assets at December 31, 1999 of $29 million, or 0.6% of Corporate Finance lending assets, indicates the high credit quality of the portfolio. For the year ended December 31, 1999, Corporate Finance had:

•	net writedowns of only 0.5% of average lending assets; and

•	total revenues of $471 million, or 29% of the Company’s total revenues.

             As of December 31, 1999, Corporate Finance had total lending assets and investments of $4.9 billion, or 29% of Heller’s total lending and investments. Of this amount:

•	about $4.0 billion represents cash flow financings; and

•	about $900 million represents asset based financings.

             We base our commitment to finance cash flow lending transactions on our assessment of the borrower’s ability to generate cash flows to repay the loan. To do this, we consider, among other factors, the borrower ’s:

•	historical and projected profitability;

•	market position;

•	ability to withstand competitive challenges; and

•	relationships with clients and suppliers.

             Cash flow based transactions are generally cross-collateralized and secured by liens on the borrower’s current and fixed assets and capital stock.

             Asset based lending transactions concentrate on balancing collateral values, cash flow and capital structure. We protect against deterioration of a borrower’s performance by using established advance rates against eligible collateral and cross-collateralizing revolving credit facilities and term loans. We also actively manage credit risk through portfolio diversification by industry and individual client exposure.

             We manage the Corporate Finance portfolio centrally to ensure consistent application of credit policy and efficient documentation and approval of transaction modifications.

             Corporate Finance has an established syndication capability. This enables us to commit to larger transactions while still managing the ultimate size of our retained position and to generate additional income. In 1999, we acted as agent for 52 private equity-sponsored syndicated transactions. We believe this level of agented transactions makes us the fifth largest syndicator of such deals in the United States. In 1999, we syndicated a total of $1.5 billion in commitments. Although we can provide commitments of up to $200 million per transaction, we generally syndicate our ultimate retained position to $20 million or less. As of December 31, 1999, our average retained transaction size was approximately $18 million in commitments and $10 million in fundings.

             As of December 31, 1999, Corporate Finance had contractual commitments to finance an additional $1.6 billion to new and existing borrowers, generally contingent on their maintaining specific credit standards. Since we expect many of these commitments to remain unused, the total commitment amounts do not necessarily represent future cash requirements. We do not have any significant commitments to provide additional financing related to nonearning assets.

Real Estate Finance

             Real Estate Finance provides secured financing to owners, investors and developers for the acquisition, refinancing and renovation of commercial income producing properties in a wide range of property types and geographic areas. We serve these markets by offering tailored senior secured debt and junior participating structures and by originating fixed rate commercial mortgages which we may securitize in the future (CMBS). We also purchase interests in syndicated debt and selected CMBS bonds. We believe we are the third largest lender to the U.S. vacation ownership industry, providing timeshare resort developers with full life-cycle financing secured by time share receivables and unsold real estate inventory.

             Our transactions are secured by a variety of property types including:

•	offices;

•	apartments;

•	retail properties;

•	industrial properties;

•	manufactured housing communities;

•	affordable housing properties;

•	self storage facilities; and

•	hotels and vacation ownership units.

             Senior secured loan transactions range in size from $4 million to $25 million, with an average transaction size in 1999 of about $10 million. Typical junior secured loan transactions range in size from $1 million to $12 million, with an average transaction size in 1999 of about $4 million. Typical vacation ownership transactions range in size from $5 million to $40 million, with an average transaction size in 1999 of about $15 million.

             Real Estate Finance has 9 offices throughout the United States and one office in Toronto. Origination efforts are focused predominantly on domestic U.S. borrowers and, to a lesser degree, Canadian and Mexican borrowers. We generate new business through our relationships with real estate brokers and through direct calling on prospective borrowers. We market our products through the use of trade advertising, direct marketing, newsletters and trade show attendance and sponsorship.

             The following table gives information about Real Estate Finance:

	As of, or For the Year Ended, December 31,
	1999	1998	1997
	(dollars in millions)
New business volume	$1,422	$1,964	$1,667
Total lending assets and investments	2,626	1,889	2,323
Revenues	221	250	274

Revenues as a percentage of total revenues	13.5%	17.8%	21.6%
Ratio of net writedowns to average lending assets	0.1	2.9	—
Ratio of nonearning assets to lending assets	1.0	0.5	0.3

             As of December 31, 1999, Real Estate Finance had total lending assets and investments of $2.6 billion, or 15.6% of Heller’s total lending assets and investments. Of this amount:

•	about $1.2 billion represents senior secured lending assets and investments;

•	about $800 million represents CMBS receivables;

•	about $400 million represents vacation ownership lending assets and investments

              Real Estate Finance new business volume for the year totaled $1.4 billion, of which approximately $400 million related to CMBS receivables. New business volume was down from 1998 due to an anticipated decline in CMBS volume. Excluding CMBS, new business volume for the year was approximately $1 billion, an increase of $744 million or 276% over 1998. This growth in non-CMBS volume resulted in an increase in Real Estate lending assets and investments of over $700 million in 1999. We are continuing to provide financing in the CMBS market and may sell or securitize existing and newly originated CMBS assets depending on market conditions.

             Net writedowns to average lending assets improved to 0.1% during 1999 versus 2.9% in 1998. Excluding a $40 million writedown recorded on CMBS assets in 1998, the ratio of net writedowns to average lending assets was 0.3% for Real Estate Finance during 1998.

             Total revenues of Real Estate Finance decreased during 1999 as compared to 1998 primarily due to lower securitization income and lower net investment gains.

             Real Estate Finance’s credit philosophy emphasizes selecting properties that generate stable or increasing income cash flow streams, have strong asset quality and proven sponsorship with defined business plans. We underwrite the CMBS product according to rating agency guidelines and we make all CMBS loans on a senior secured basis. Vacation Ownership’s credit philosophy considers the developer’s business objectives and capital needs, the competitive position of the resort development, mortgage servicing capabilities, receivable performance and the developer’s financial strength and timeshare experience. Our credit philosophy for junior secured financings considers the strength and track record of the property developer, the supply and demand dynamics of the particular market and the competitive strengths of the subject real estate.

             These credit strategies have resulted in low levels of nonearning assets for the past three years. Our lending and investment philosophy emphasizes portfolio liquidity, relatively small individual transaction sizes and maintenance of a diverse portfolio in terms of geographic location and property type.

             Real Estate Finance’s lending assets and investments were distributed as follows:

Property Types
	1999	1998
General purpose office buildings	27%	15%
Retail properties	18	13
Apartments	14	15
Vacation ownership units	14	14
Industrial properties	7	5
Hotels	6	6
Manufactured housing	5	7
Self storage facilities	3	5
Senior housing	2	8
Loan Portfolios	1	2
Other	3	10

	100%	100%

Geographic Areas
	1999	1998
Southwest	17%	21%
California	17	19
Florida	10	12
Southeast	8	8
Midwest	7	8
Mid-Atlantic States	6	4
West	5	7
New England	5	6
New York	4	3
Other	21	12

	100%	100%

             During 1999, we securitized approximately $400 million of CMBS receivables in the second quarter. We recognized $4 million of securitization income on this transaction. We did not retain any residual risk from this securitization as all of the commercial mortgage pass-through certificates were sold to third parties on a non-recourse basis.

             In addition to securitizations, we participate 50% of most of our junior participation originations through an arrangement with institutional investors in which they participate, in the aggregate, in 50% of qualified transactions. Transactions originated outside of this arrangement may be syndicated as well based on size or concentration considerations. The use of syndications has enabled us to reduce our average individual retained position in this portfolio to approximately $2 million.

             At December 31, 1999, Real Estate Finance maintained contractual commitments to finance an additional $289 million to new and existing borrowers, generally contingent upon their maintaining specific credit standards. Since we expect many of these commitments to remain unused, the total commitment amounts do not necessarily represent future cash requirements. We do not have any significant commitments to provide additional financing related to nonearning assets.

Leasing Services

             Leasing Services is made up of three distinct business units:

(1)	Global Vendor Finance, which provides financing programs domestically and in important overseas markets for manufacturers and their channel partners;

(2)	Commercial Equipment Finance, which provides loans and lease financing to leading middle market companies and experienced operators of proven franchise concepts; and

(3)	Capital Finance, which provides financing and leasing for industry specific assets through direct investments, joint ventures and institutional partnerships.

             Global Vendor Finance.    We formed Global Vendor Finance in 1998 by combining our existing Vendor Finance unit with the Dealer Products Group’s technology leasing business acquired on November 30, 1998. Primary locations for vendor leasing are the United States, United Kingdom and Canada with smaller operations in continental Europe, Mexico, Hong Kong and Singapore.

             Global Vendor Finance provides customized sales financing programs that enable vendors and manufacturers in commercial, industrial, medical and information and technology markets to offer financing and leasing options to their customers. The primary products we offer are true leases, loans and conditional sales contracts. These financing programs may be offered on either a direct, private label or joint venture basis. The primary equipment types we finance are computer equipment, software, machine tool equipment, plastics equipment, graphic arts equipment and transportation equipment. Individual transaction sizes within these programs range from $1,000 to $10 million and terms generally range from 24 months to eight years.

             In 1999, Global Vendor Finance generated approximately $1.2 billion in new business volume, an increase of 53% over 1998 new business volume of nearly $800 million. This increase was primarily due to our 1998 acquisition of the Dealer Products Group.

             Commercial Equipment Finance.    Commercial Equipment Finance has broad, national access to the equipment finance marketplace through 13 domestic offices. We provide general equipment term loan and lease financings directly to a diverse group of middle market companies. They use the financings for:

•	expansions;

•	acquisitions;

•	turnkey land, building and equipment financing;

•	remodeling;

•	refinancing;

•	replacement or modernization of equipment; and

•	refinancing of existing equipment obligations.

             We believe that our emphasis on direct origination provides us with a competitive advantage of stronger customer relationships and enables us to generate repeat business.

             In 1999, we launched the Franchise Finance unit, a specialty group within Commercial Equipment, to expand and focus our existing efforts to meet the financing needs of strong, experienced operators of proven franchise concepts. This unit reinforces our historical commitment to franchise lending.

             The Special Purpose Property unit was also launched in 1999. This new specialty group combines our asset based lending expertise with our traditional equipment and real estate financing to provide one financing source for real property and equipment. The Special Purpose Property unit provides secured debt and synthetic lease products for end-user and owner-occupied properties to middle market companies in a wide variety of industries.

             In addition to direct origination, we generate business through traditional broker and other intermediary channels. Through our broad market access, we also generate new business referrals for other business groups of the Company, particularly Corporate Finance and Small Business Finance. Individual transaction sizes range from $1 million to $40 million. A typical borrower/lessee is a U.S. business with annual revenues of at least $35 million. Generally, the equipment serving as collateral for the financing is essential to the operations of the borrower and the amount financed is generally not a substantial part of the borrower’s capital structure. Commercial Equipment Finance generated new business volume of nearly $800 million in 1999, an increase of 26% over 1998.

             Capital Finance.    Capital Finance offers customized equipment financing solutions, including operating leases and other specialized financing alternatives. The group focuses its origination efforts in large ticket markets and sectors such as:

•	commercial aircraft;

•	entertainment;

•	media;

•	selected telecommunication markets;

•	selected transportation markets; and

•	selected technology markets

             Our Aircraft Finance unit within Capital Finance is a niche competitor in the commercial aircraft and aircraft engine finance industries and provides financing through operating leases and senior and junior secured loans on both new and used equipment. Our clients are typically mid-tier foreign or domestic airlines. We have developed a reputation for responsiveness on single investor transactions, which generally involve one aircraft with lease terms of three to seven years. In addition, our reliability and industry knowledge have made us a frequently desired participant in larger financings by other aircraft lessors. With our industry and equipment expertise, we are able to effectively shift our product offering mix during various phases of the equipment cycle and to re-market off-lease equipment. Typical transaction sizes range from $3 million to $50 million.

              Similar to our Aircraft Finance unit, Capital Finance transactions provide financing through:

•	operating leases;

•	acquisition of seasoned leveraged leases;

•	residual participations; and

•	other strategic partnerships or investments.

             Capital Finance generated new business volume of $311 million in 1999, 35% of which related to Aircraft Finance. This level of new business volume represented a 35% increase over 1998.

             The following table sets forth certain information regarding Leasing Services:

	As of, or For the Year Ended, December 31,
	1999	1998	1997
	(dollars in millions)
New business volume	$2,298	$1,634	$1,646
Total lending assets and investments	3,428	2,840	2,314
Revenues	341	231	195

Revenues as a percentage of total revenues	20.8%	16.4%	15.4%
Ratio of net writedowns to average lending assets	0.5	0.1	0.1
Ratio of nonearning assets to lending assets	0.9	1.0	0.7

             The ratio of net writedowns to average lending assets of 0.5% for 1999 and 0.1% for 1998, and the low ratio of nonearning assets to lending assets of 1.0% or lower for each of the past three years, demonstrate the strong credit quality of the Leasing Services portfolio.

             Global Vendor Finance’s approach to lending balances the strength of the borrower, the value of the underlying collateral and the extent of recourse provided by the vendor. Middle and large ticket leasing transactions are characterized by the high credit quality performance of the portfolio as evidenced by lower levels of nonearning assets and writedowns with equivalently lower yields. Small ticket leasing transactions have higher margins but also have correspondingly higher levels of writedowns and non-earning assets.

             Commercial Equipment Finance’s approach to lending concentrates on the cash flow of the borrower, the importance and/or value of the equipment to the borrower’s overall operations and the relative strength of the borrower’s balance sheet and capital structure.

             Capital Finance’s credit approach focuses on the strength of the underlying collateral and the creditworthiness of the underlying lessee.

             In all areas, Leasing Services assesses residual value risk and effectively manages off-lease equipment exposures. Designated individuals in each equipment unit establish all equipment residuals used in pricing lease transactions. They continuously research secondary market values to establish current values, estimate future values and mark industry trends.

             Leasing Services distributes a portion of its assets through securitizations and syndications. During 1999, Leasing Services securitized approximately $800 million in two securitizations resulting in net gains of $9 million. Through these capital markets capabilities, we are able to provide broader market coverage and better service to clients, while managing borrower and industry concentrations.

              As of December 31, 1999, Leasing Services’ lending assets and investments totaled $3.4 billion, or 20% of Heller’s total lending assets and investments.

             The Leasing Services portfolio consisted of 31 industry classifications at December 31, 1999. The computer industry represented 22% of Leasing Services total lending assets while the automotive industry represented 15%. No other industry represented more than 10% of total lending assets for Leasing Services at December 31, 1999.

             At December 31, 1999, Leasing Services maintained contractual commitments to finance an additional $557 million to new and existing borrowers, generally contingent upon their maintaining specific credit standards. Since we expect many of these commitments to remain unused, the total commitment amounts do not necessarily represent future cash requirements. We do not have any significant commitments to provide additional financing related to nonearning assets.

Small Business Finance

             Small Business Finance provides long-term financing to small businesses primarily in the manufacturing, retail and service sectors for:

•	facility purchases, construction or refinancing;

•	business or equipment acquisition;

•	working capital; and

•	debt refinancing.

             Our major product offerings are SBA 7(a) loans, which are guaranteed up to 80% by the SBA, and SBA 504 loans, which are senior to an accompanying SBA loan and have an average loan to collateral value of 50%. We also originate transactions without credit support from the SBA.

             Small Business Finance is one of only fourteen non-banks that the SBA licenses to make SBA 7(a) loans. In 1999, we became the largest national originator of such loans in the United States in terms of volume. Our portfolio is 77% concentrated in California, Texas, Florida and Illinois, and is geographically diversified within these states. We have diversified our portfolio by industry type, with concentrations of 15% in transportation services and 11% in miscellaneous consumer services at December 31, 1999. No other industry represented more than 10% of our portfolio.

             Small Business Finance loans are generally for amounts up to $4 million, have an average size of approximately $500,000 and have a contractual maturity ranging from five to 25 years. Our $1.3 billion in lending assets and investments as of December 31, 1999, represented 7.8% of the Company’s portfolio. At December 31, 1999, 79% of our portfolio was originated under SBA lending programs.

             The following table gives certain information regarding Small Business Finance:

	As of, or For the Year Ended,
	December 31,
	1999	1998	1997
	(dollars in millions)

New business volume	$703	$547	$472
Total lending assets and investments	1,312	1,013	766
Revenues	120	98	64

Revenues as a percentage of total revenues	7.3%	7.0%	5.0%
Ratio of net writedowns to average lending assets	0.5	0.4	0.3
Ratio of nonearning assets to lending assets	3.3	3.3	2.0

              New business volume of Small Business Finance totaled over $700 million and represented a 29% increase from the prior year.

             Small Business Finance operates out of 32 offices in 16 states. Our portfolio is managed on a centralized basis. We focus our marketing efforts on developing relationships with third party intermediaries, such as real estate brokers, mortgage brokers and business brokers. We originate additional business through referrals from existing customers, franchisers, targeted direct marketing and cross-referrals from Heller’s other business units.

             We maintain SBA Preferred Lender Program (PLP) status that enables us to approve SBA 7(a) loans under SBA-delegated approval authority. Small Business Finance has maintained a position as one of the nation’s three largest originators of SBA 7(a) loans since 1995.

             We have standardized our underwriting and procedural guidelines to ensure a consistent and efficient lending process. We base our credit decisions on the analysis of a prospective borrower’s cash flow, the use of independent valuations for collateral and a review of management. Loans are generally secured by real estate and equipment, with additional collateral in the form of other business assets, personal residences and, in many instances, personal guarantees.

             Our Small Business Finance portfolio consists of approximately 3,800 individual loans, providing diversified risk. At December 31, 1999, nonearning assets represented 3.3% of this portfolio. Of our nonearning assets, approximately 76% were the guaranteed portions of SBA 7(a) loans which are held until a liquidation is complete and the SBA repurchases the loan. Net writedowns have remained at or below 0.5% of average lending assets for each of the past three years.

             We have developed and demonstrated the ability to sell both the guaranteed and unguaranteed portions of SBA 7(a) loans in the secondary market. We sold $221 million in guaranteed SBA 7(a) loans in 1999 resulting in income of $17 million.

             At December 31, 1999, Small Business Finance maintained contractual commitments to finance an additional $44 million to new and existing borrowers, generally contingent upon their maintaining specific credit standards. We do not have any significant commitments to provide additional financing related to nonearning assets.

Healthcare Finance

             Healthcare Finance was formed when we acquired HCFP in July 1999. Subsequent to the acquisition, we combined our existing healthcare finance activities in cash flow, asset based and real estate lending with those of HCFP and believe we became the leading financing provider to small and middle-market healthcare companies nationally.

             Healthcare Finance offers asset-based, collateralized cash flow and secured real estate financing to healthcare providers, with a primary focus on clients operating in sub-markets of the healthcare industry, including long-term care, home healthcare, physician practices, pharmacies, mental health providers and durable medical equipment suppliers. We provide financing to our clients through i) revolving lines of credit secured by, and advances against, accounts receivable, and ii) term loans secured by real estate, accounts receivable or other assets. Our clients use our products to address their working capital needs and to finance healthcare facility acquisitions and expansions.

              Healthcare Finance targets small and middle-market healthcare providers with financing needs in the $100,000 to $30 million range in healthcare sub-markets. The average asset based lending transaction size in 1999 was about $4 million.

             Healthcare Finance has developed low cost means of marketing its services on a nationwide basis to selected healthcare sub-markets. Healthcare Finance primarily markets its services by telemarketing to prospective clients, advertising in industry specific periodicals and participating in industry trade shows. To a lesser extent, Healthcare Finance markets its services by developing referral relationships with accountants, lawyers, venture capital firms, billing and collecting firms and investment banks.

             The following table gives information about Healthcare Finance:

	As of, or For the Year Ended, December 31,
	1999(1)	1998(1)	1997
	(dollars in millions)
New business volume	$362	$250	N/A
Total lending assets and investments	971	217	N/A
Revenues	63	14	N/A

Revenues as a percentage of total revenues	3.8%	1.0%	N/A
Ratio of net writedowns to average lending assets	—	—	N/A
Ratio of nonearning assets to lending assets	0.7	—	N/A

(1)	Includes existing healthcare activities of Real Estate Finance and Corporate Finance.

             As of December 31, 1999, Healthcare Finance had total lending assets and investments of nearly $1 billion, or 5.8% of Heller’s total lending assets and investments. Healthcare Finance new business volume for the year totaled $362 million, of which $145 million related to HCFP since the acquisition date.

             Healthcare Finance provides financing based upon our analysis of the prospective client’s financial condition and strategic position, including a review of all available financial statements and other financial information, legal documentation and operational matters. Our assessment also includes a detailed examination of a prospective client’s accounts receivable, accounts payable, billing and collection systems and procedures, management information systems and real and personal property and other collateral.

             As of December 31, 1999, Healthcare Finance had contractual commitments to finance an additional $44 million to new and existing borrowers, generally contingent on their maintaining specific credit standards. We do not have any significant commitments to provide additional financing related to nonearning assets.

International Factoring and Asset Based Finance Segment

             International Group, the Heller subsidiary that manages the International Factoring and Asset Based Financing business, is active in the following product areas:

•	working capital finance;

•	factoring and receivables management services;

•	asset based financing;

•	acquisition financing;

•	leasing and vendor financing; and

•	trade financing.

              International Group has a significant presence in factoring and asset based financing, primarily in Europe. We have had subsidiaries and joint ventures in many international markets for more than 30 years. Direct holdings of International Group currently consists of five consolidated subsidiaries and 10 joint ventures. These subsidiaries and joint ventures operate in 20 countries in Europe, Asia/Pacific and Latin America.

             The largest of our consolidated subsidiaries is Factofrance, which is the leading factoring company in France and the second largest factor in the world. In 1999, Factofrance had factoring volume of $12 billion.

             Factofrance’s traditional clients are small to mid-sized, high-growth companies that utilize factoring to finance their working capital needs. Factofrance offers a full range of both domestic and international factoring services, including financing, credit insurance and management and collection of accounts receivables.

             Factofrance utilizes a credit scoring system and a rating system for making credit decisions. The scoring system involves many criteria including company size, industry, selected financial information and ratio analysis. In addition to the scoring system, a rating system is used for requests for credit lines above specified limits. The rating system is used to authorize credit limits for individual and global lines of credit. Credit approval decisions are made by analysts, credit managers or by committee according to delegated authorities.

             Factofrance is re-insured by a third-party insurer for customer credit lines above specified limits. This credit insurance enables Factofrance to more effectively manage credit exposures. Insured risks require the approval of the insurance provider and are insured at either a 50% or 80% level, depending on the size of the risk.

             To expand its client base, Factofrance has actively pursued a partnering strategy to focus on particular market niches as well as to provide access to the client bases of large banking partners. Two of these arrangements with French banking partners are unconsolidated joint ventures. Factofrance provides services to these joint ventures and bills the joint ventures for those services. On a combined basis, these unconsolidated joint ventures generated $6 billion in factoring volume in 1999, which is in addition to the consolidated factoring volume shown above.

             In addition to its Paris headquarters, Factofrance has seven regional sales offices, which market its services and cover local networks of business referral sources from brokers or banks. In recent years, the direct marketing approach has gained in importance and is now the main source of business for Factofrance. The company engages in press and television advertisement to increase brand awareness and support direct marketing efforts.

             Factofrance’s consolidated receivables were FRF 15.7 billion (or $2.4 billion) at the end of 1999. The company’s receivables portfolio is well diversified both in terms of exposure to specific industries and individual customers, with no individual sector representing more than 10% of the total. In addition, the company has very effective control procedures in place to manage its risks, whether client or customer related.

             The average maturity of Factofrance’s assets is about 70 days. Factofrance seeks to match this with short-term funding, essentially in the form of interbank borrowings and domestic commercial paper. In addition, Factofrance has access to Bank of France (central bank) funding based on certain eligible receivables. The company has approximately FRF 2.0 billion (or $307 million) in stand-by credit lines. In 1998 Factofrance set up a securitization program for approximately FRF 1.0 billion (or $188 million) in order to diversify its funding sources and enhance liquidity.

             We believe that our International Group subsidiaries and joint ventures provide a solid base for consistent growth in international earnings. They also provide us with the opportunity to meet the international financing needs of Heller’s domestic client base. At December 31, 1999, International Group had total lending assets and investments of over $3.0 billion, or 18.1% of Heller’s total lending assets and investments. In 1999, we had total revenues (including Heller ’s share of net income from international joint ventures) of $265 million, or 16.2% of Heller’s total revenues.

             The following table provides certain information regarding the International Factoring and Asset Based Financing segment:

	As of, or For the Year Ended, December 31,
	1999	1998	1997
	(dollars in millions)

Lending assets and investments of consolidated subsidiaries:
France (1)	$ 2,410	$ 2,143	$1,850
Other Europe	22	19	10
Asia/Pacific	189	194	223
Latin America (2)	204	74	80

	2,825	2,430	2,163
Investments in international joint ventures:
Europe	187	194	160
Asia/Pacific	17	16	16
Latin America (2)	11	21	22

	215	231	198

Total lending assets and investments	$ 3,040	$ 2,661	$2,361

Factoring volume of consolidated subsidiaries:
France (1)	$12,014	$10,684	$6,238
Asia/Pacific	623	573	280
Latin America (2)	936	346	159

	$13,573	$11,603	$6,677

Revenues of consolidated subsidiaries:
France (1)	$ 182	$ 183	$ 121
Other Europe	5	2	—
Asia/Pacific	18	21	25
Latin America (2)	26	8	5

	231	214	151
Income of international joint ventures:
Europe	36	30	32
Asia/Pacific	1	—	1
Latin America (2)	(3)	—	3

	34	30	36

Total international revenues	$ 265	$ 244	$ 187

Total international revenues as a percentage of total revenues	16.2%	17.3%	14.7%
Ratio of net writedowns to average lending assets	0.1	0.2	1.8
Ratio of nonearning assets to lending assets	1.2	1.1	0.9

(1)
Reflects the consolidation of Factofrance in April 1997 due to the acquisition of the interest of International Group’s joint venture partner, which increased International Group’s ownership of Factofrance from 48.8% to 97.6%.

(2)	Reflects the consolidation of Heller Sud Servicios Financieros due to our obtaining economic control of this Argentina subsidiary.

             The largest of our joint ventures is NMB-Heller Holding N.V., which operates in 8 countries, primarily Holland, the United Kingdom and Germany. NMB-Heller Holding N.V. accounted for 59% of our investments in international joint ventures at December 31, 1999.
Our investment in NMB-Heller Holding N.V. totaled $129 million and $131 million at December 31, 1999 and 1998, respectively. NMB-Heller Holding N.V. had total receivables of $2.9 billion and $2.8 billion at December 31, 1999 and 1998, respectively, and revenues of $181 million and $180 million for the years then ended.

             We continue to develop our international operations through mergers, joint ventures and acquisitions. We have broad, worldwide access to mid-sized and small businesses with operations in 20 countries outside the United States. Each of our subsidiaries and joint ventures operates independently, with its own well-developed methods of originating business. The majority of our international joint ventures are self-financed. We manage our investments through offices located in London, Singapore and Chicago. Each subsidiary and joint venture has its own well-developed credit philosophy, risk management policies and procedures and portfolio management processes. We monitor our subsidiaries and joint ventures through participation on their boards of directors, credit committees and other executive and administrative bodies.

             See Note 26—Subsequent Events—for information on the sale of our interest in our Belgium operating companies that occurred in February 2000.

Sales and Marketing

             Our marketing efforts include reinforcing our national brand building marketing campaign, Straight Talk, Smart Deals™, in the marketplace.

             Heller originates transactions in the United States utilizing a dedicated sales force of over 300 employees throughout our 48 domestic office locations. We originate transactions internationally through a network of wholly-owned subsidiaries and joint venture commercial finance companies in 20 countries outside the United States. Our sales people have industry-specific experience that enables them to effectively structure commercial finance transactions to companies in the industries and markets we serve.

             Our sales force originates business through a combination of:

•	relationships with a wide variety of private equity investors, business brokers, investment bankers, and various intermediaries and referral sources;

•	relationships with manufacturers, dealers and distributors;

•	direct calling on prospective borrowers;

•	relationships with financial institutions; and

•	relationships with web-based customers.

             We have invested in expanding and broadening our market coverage in several of our businesses, particularly Small Business Finance, Leasing Services and Healthcare Finance. We expect these investments to enhance our ability to generate new transactions and revenue growth.

             We design the structure of our sales force compensation to encourage:

•	profitable new business development;

•	client retention;

•	credit quality;

•	solid pricing margins; and

•	cross-referral of business opportunities to other business groups.

             Our CrossLink Program, which compensates sales force members and other employees for the generation of cross-referral business volume, has been enhanced and has built momentum for cross-referral activities. During 1999, CrossLink produced commitments of nearly $300 million.

             We also market our products and services through the use of:

•	general market advertising;

•	trade advertising;

•	direct mail;

•	web sites;

•	public relations;

•	newsletters;

•	trade show attendance and sponsorship;

•	presenting educational seminars; and

•	a variety of other market and industry-specific events.

             We maintain several proprietary databases for the purpose of generating targeted, customized direct marketing campaigns and for tracking relationship history with certain clients and prospects. We regularly conduct client satisfaction surveys and other market research studies designed to assess our competitive position and to identify unfulfilled needs of our clients and prospects.

             We are developing and expanding our eCommerce capabilities in an effort to realize new business opportunities and processing efficiences, including:

•	new origination channels;

•	new products and services;

•	greater geographic penetration;

•	internet based alliances and partnerships;

•	increased automation of loan application and credit approval processes;

•	self-service (customers and employees); and

•	rapid response to market demands and changes.

             We have registered a number of domestic and foreign domain names that we are using, or may use in the future, in connection with our eCommerce strategy, the two most important of which are hellerfin.com and hellerfinancial.com.

Competition

             Heller’s markets are highly fragmented and extremely competitive. They are characterized by competitive factors that vary by product and geographic region. Our competitors include:

•	other commercial finance companies;

•	national and regional banks and thrift institutions;

•	investment banks;

•	leasing companies;

•	investment companies; and

•	manufacturers and vendors.

             Competition from both traditional competitors and new market entrants has intensified in recent years as the result of an improving economy, growing marketplace liquidity and an increasing recognition of the attractiveness of the commercial finance markets. Also, the growth of the securitization markets has reduced the difficulty of accessing capital for some market participants. This is further intensifying competition in certain market segments.

             We compete primarily on the basis of pricing, terms, structure and service. Our competitors often seek to compete aggressively on the basis of these factors. We may lose market share to the extent we are unwilling to match our competitors’ pricing, terms or structure in order to maintain our spreads or to maintain our credit discipline. To the extent that we match competitors’ pricing, terms or structure, we may experience decreased spreads and/or increased risk of credit losses. Many of our competitors are large companies that have substantial capital, technological and marketing resources. Some of these competitors are larger than Heller and may have access to capital at a lower cost than we do. Further, the size and access to capital of certain of our competitors are being enhanced by the recent surge in consolidation activity in the commercial and investment banking industries. Also, our competitors include businesses that are not affiliated with bank holding companies and therefore are not subject to the same extensive federal regulations that govern bank holding companies and their subsidiaries. As a result, such non-banking competitors may engage in certain activities in which we are currently prohibited from engaging.

Regulation

Bank Holding Company Act

             Fuji Bank is a bank holding company within the meaning of the Bank Holding Company Act of 1956 and is registered as such with the Board of Governors of the Federal Reserve System. As a result, we are subject to the Bank Holding Company Act and are subject to examination by the Federal Reserve.

             In general, the Bank Holding Company Act limits the activities in which we may engage to those the Federal Reserve has generally determined to be “so closely related to banking . . . as to be a proper incident thereto.” The Bank Holding Company Act generally requires the approval of the Federal Reserve before we may engage in such activities. To obtain the Federal Reserve’s approval, Fuji Bank must submit a notice that provides information both about the proposed activity or acquisition and about the financial condition and operations of Fuji Bank and Heller. The Bank Holding Company Act will continue to apply to the Company for as long as Fuji Bank holds 25% or more of any class of our voting stock or otherwise is deemed by the Federal Reserve to control our management or operations. Our current business activities either constitute permitted activities or have received the Federal Reserve’s express approval.

Japanese Banking Law

             Fuji Bank, as a Japanese bank, is also required to comply with the Japanese Banking Law. During 1998, the Banking Law was amended. The Banking Law limits the type of subsidiaries in which a Japanese bank may invest to those that conduct “eligible businesses.” A subsidiary is defined as an entity in which there is ownership of more than 50% of the voting shares. Eligible businesses generally include banks, securities firms, insurance companies, administrative businesses and financial companies. Establishment of any subsidiary requires the prior approval of the Financial Supervisory Agency, an agency of the Prime Minister’s Office. Non-eligible business investments are permitted if acquired as collateral, although disposition of such businesses is required within one year.

             Heller intends to use its best efforts to cooperate with Fuji Bank in Fuji Bank’s compliance with the new statute, provided that such cooperation would not, in the judgment of Heller’s management, materially and adversely affect Heller’s business operations. We do not believe that our cooperation has had or will have a material adverse effect on our current business operations or on the achievement of our intended business and financial goals.

Small Business Act

             SBA loans that we originate are governed by the Small Business Act and the Small Business Investment Act of 1958, as amended, and may be subject to the same regulations by certain states as are other commercial finance operations. The federal statutes and regulations specify the types of loans and loan amounts which are eligible for the SBA’s guaranty as well as the servicing requirements imposed on the lender to maintain SBA guarantees.

Other

             Our operations are subject, in certain instances, to supervision and regulation by state and federal governmental authorities. They may also be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things:

•	regulate credit granting activities;

•	establish maximum interest rates, finance charges and other charges;

•	require disclosures to customers;

•	govern secured transactions; and

•	set collection, foreclosure, repossession and claims handling procedures and other trade practices.

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

             In the judgment of management, the above and other existing statutes and regulations have not had a material adverse effect on our business. However, it is not possible to forecast the nature of future domestic or foreign legislation, regulations, judicial decisions, orders or interpretations nor their impact upon our future business, financial condition, results of operations or prospects.

Employees

             As of December 31, 1999, Heller had 2,695 employees. We are not subject to any collective bargaining agreements.

             During 1999, Heller implemented its Employer of Choice initiative in an effort to gain recognition by its competitors, clients and employees as an exceptional employer—an industry and market leader in attracting, developing and retaining employees.

Risk Management

             Heller’s business activities contain elements of risk. We consider the principal types of risk across the enterprise to be:

•	credit risk;

•	asset/liability risk (including market risk exposures to changes in interest rates and foreign exchange rates as well as liquidity risk); and

•	operational risk.

             We consider the proper management of risk, across the enterprise, essential to conducting our business and to maintaining profitability. Accordingly, we have designed our risk management systems and procedures to identify and analyze our risks. We have set appropriate policies and limits to continually monitor these risks and limits by means of administrative and information systems and other policies and programs.

Credit Risk Management

             We manage credit risk through:

•	underwriting procedures;

•	centralized approval of individual transactions; and

•	active portfolio and account management.

             We have developed underwriting procedures for each business line that enable us to assess a prospective borrower’s ability to perform in accordance with established loan terms. These procedures include:

•	analyzing business or property cash flows and collateral values;

•	performing financial sensitivity analyses; and

•	assessing potential exit strategies.

             For transactions we originate with the intent of reducing our ultimate retained asset size, we assign a risk rating prior to approval of the underlying transaction that reflects our confidence level, prior to funding, in syndicating the proposed transaction. Each business unit has a Senior Credit Officer who reports directly to our Chief Credit Officer and who reviews and approves financing and restructuring transactions that exceed designated amounts. Larger transactions require approval of our Chief Credit Officer or his deputy or a centralized credit committee comprised of our Chairman, Chief Operating Officer, Chief Credit Officer and Chief Financial Officer. Our Chief Credit Officer and, in some cases, our Chairman, conducts a quarterly portfolio review of each business group’s significant assets.

              We manage our portfolio by monitoring transaction sizes as well as diversification according to:

•	industry;

•	geographic area;

•	property type; and

•	identity of borrower.

             Through these practices, management identifies and limits exposure to unfavorable risks and seeks favorable financing opportunities. We use (1) loan grading systems to monitor the performance of loans by product category and (2) an overall risk classification system to monitor the risk characteristics of the total portfolio. These systems generally consider:

•	debt service coverage;

•	the relationship of the loan to underlying business or collateral value;

•	industry characteristics;

•	principal and interest risk; and

•	credit enhancements such as guarantees, irrevocable letters of credit and recourse provisions.

             When an account experiences financial difficulties, professionals who specialize in managing workout situations are brought in to more closely monitor the account and formulate strategies to optimize and accelerate the resolution process. An independent loan review function performs reviews to validate the loan grading of assets and provides its findings to senior management and to our Board’s Audit Committee. Our Internal Audit Department (IAD), which is independent of operations, performs reviews of credit management and operation processes. IAD also reports its findings to senior management and our Board’s Audit Committee.

Asset/Liability Management

             We actively measure and quantify (1) interest rate risk, (2) foreign exchange risk and (3) liquidity risk resulting from normal business operations and derivatives hedging activity. We use derivatives as an integral part of our asset/liability management program. We use these derivatives to:

•	diversify sources of funding;

•	alter interest rate exposure arising from mismatches between assets and liabilities; and

•	manage exposure to fluctuations in foreign exchange rates.

             We are not an interest rate swap dealer nor are we a trader in derivatives. We do not use derivative products for the purpose of generating earnings from changes in market conditions.

             Before entering into a derivative transaction, we determine that a high correlation exists between the change in value of a hedged item and the value of the derivative. When we execute each transaction, we designate the derivative to specific assets, pools of assets or liabilities. After the inception of a hedge transaction, our asset/liability managers monitor the effectiveness of derivatives through an ongoing review of the amounts and maturities of assets, liabilities and swap positions. They report this information to our Financial Risk Management Committee (the FRMC), whose members include our Chairman, Chief Operating Officer, Chief Credit Officer, Chief Financial Officer and Treasurer. The FRMC determines the direction we will take with respect to our financial risk position and regularly reviews interest rate sensitivity, foreign exchange exposures, funding needs and liquidity. We regularly report these positions and the related FRMC activities to the Board of Directors and our Board’s Executive Committee.

              Interest Rate Risk Management.    We regularly measure and quantify our sensitivity to changes in interest rates in terms of our two primary risks of potential loss: (1) basis risk and (2) mismatch risk. Basis risk is the exposure created from the use of different interest rate indices to re-price assets versus liabilities, such as prime based assets funded with commercial paper liabilities. Mismatch risk is the exposure created from the re-pricing or maturity characteristics of on and off-balance sheet assets versus the re-pricing or maturity characteristics of on and off-balance sheet liabilities.

             We use various sensitivity analysis models to measure our exposure to increases or decreases in interest rates on net income. We perform these analyses to ensure that our exposure to any significant adverse effect of change in interest rates is limited to that approved by the Board of Directors and the FRMC. The FRMC reviews the results of these models monthly.

             Assuming our balance sheet and off-balance sheet positions were to remain constant and no actions were taken to alter the existing interest rate sensitivity at December 31, 1999 and 1998, a hypothetical immediate 100 basis point parallel shift in yield curves would have affected net income by less than 0.4% and 1.0%, respectively, over a six month horizon.

             Additionally, if our balance sheet and off-balance sheet positions were to remain constant and no actions were taken to alter the existing prime/commercial paper exposure existing at December 31, 1999 and 1998, a 30 basis point compression in the existing basis would have altered net income by approximately 1.3% and 1.3% over a twelve month horizon.

             We believe that the above interest rate sensitivity analyses comply with the SEC’s Quantitative Disclosure Rules About Market Risk. We revised our disclosure alternative for 1999 from the tabular format in 1998 in an effort to streamline our disclosures and to present more practical information to our readers. We have provided interest rate sensitivity analyses for 1998 for comparative purposes.

             Certain limitations are inherent in the above income simulation models. The models assume that changes in interest rates are reflected uniformly across all yield curves. The models do not adjust for potential changes in credit quality, size and balance sheet composition or other business developments over the period being measured which could affect net income. Although our models provide an indication of our sensitivity to interest rate changes at a particular point in time, we can give no assurances that actual results would not differ materially from the potential outcomes simulated.

             Interest rate swaps are our primary tool for financial risk management. These instruments enable us to match more closely the interest rate and maturity characteristics of our assets and liabilities. As such, we use interest rate swaps to:

•	change the characteristics of fixed rate debt to that of variable rate debt;

•	alter the characteristics of specific fixed rate asset pools to more closely match the interest rate terms of the underlying financing; and

•	modify the variable rate basis of a liability to more closely match the variable rate basis used for variable rate receivables.

             At December 31, 1999, we had over $10 billion in notional amount of interest rate swap and basis swap agreements with commercial banks and investment banking firms.

             We also utilize interest rate futures to hedge the interest rate risk of a portion of our receivables portfolio. At December 31, 1999 we held 10-year interest rate futures contracts with an equivalent notional amount of $220 million.

             Heller’s underlying business activities remain unchanged from 1998 and are not expected to substantially change in 2000. Interest rate risk remains a primary market risk exposure that we will continue to manage. We may utilize certain other types of instruments, in addition to interest rate swaps and futures, to hedge interest rate risk in 2000.

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

             In order to minimize the effect of fluctuations in foreign currency exchange rates on our financial results, we periodically enter into forward currency exchange contracts, cross currency swap agreements or enter into currency options or currency option combinations. These financial instruments serve as hedges of our foreign investment in international subsidiaries and joint ventures or effectively hedge the translation of the related foreign currency income. We held $1.4 billion in notional amount of forward currency exchange contracts and $470 million in notional amount of cross currency swap agreements at December 31, 1999. Included in the cross currency interest rate swap agreements were $306 million used to hedge debt instruments issued in foreign currencies at December 31, 1999. Through these contracts, we effectively sell the local currency and buy U.S. dollars. We also periodically enter into forward contracts to hedge receivables denominated in foreign currencies or purchase foreign currencies in the spot market to settle a foreign currency denominated liability.

             Heller’s exposure to foreign exchange risk has increased somewhat since 1997 due to the Dealer Product’s Group acquisition, since we now have additional operations in certain foreign countries. Foreign exchange risk remains a primary market risk exposure that we will continue to manage. We have not altered the way in which we hedge our foreign exchange risk nor do we anticipate any significant changes in 2000. Our implementation of Financial Accounting Standard No. 133, Accounting for Derivatives and Hedging Activities, may however, impact our use of certain foreign currency hedging instruments in 2000.

             We use a Value-at-Risk (VAR) methodology to evaluate the impact of foreign currency exchange fluctuations on net income. VAR is a measurement of the potential company-wide loss in earnings from adverse market movements over a specified period of time with a selected likelihood of occurrence. Our model measures the aggregate sensitivity to all changes in foreign currency exchange rates to which we are exposed. The FRMC reviews the results of this model monthly.

              We have employed a variance/co-variance approach to measure VAR. This approach seeks to quantify market volatility by using historical changes in foreign currency exchange rates to measure the probability of future changes in foreign exchange rates. Variance/covariance also uses correlation statistics to measure how different currencies move in relation to one another. Our VAR analysis calculates the potential after-tax earnings at risk associated with changes in foreign currency exchange rates, within a 95% confidence level, over a twelve-month horizon. Based on our analysis using a 95% confidence level, it is expected that as of December 31, 1999 and 1998, foreign exchange rate movements would reduce after-tax earnings by less than $1 million and $2 million, respectively, over a twelve-month horizon. The high and low VAR amounts during the year ended December 31, 1999 ranged from $1.7 million to $45,000. The high and low VAR amounts during the year ended December 31, 1998 ranged from $2.1 million to $113,000.

             We believe that the above VAR analyses comply with the SEC’s Quantitative Disclosure Rules About Market Risk. We revised our disclosure alternative for 1999 from the tabular format in 1998 in an effort to streamline our disclosures and to present more practical information to our readers. We have provided VAR analyses for 1998 for comparative purposes.

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

             At December 31, 1999, commercial paper and short-term borrowings were $5.2 billion and amounts due on term debt within one year were $2.8 billion. If we are unable to access such markets at acceptable terms, we could draw on our bank credit and asset sale facilities and use cash flow from operations and portfolio liquidations to satisfy our liquidity needs. At December 31, 1999, we had committed available liquidity support through our bank credit and asset sale facilities totaling $5.7 billion representing, on a consolidated basis, 110% of outstanding commercial paper and short-term borrowings. We believe that such credit lines should provide us with sufficient liquidity under foreseeable conditions. See also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources for further information concerning our liquidity.

Operational Risk Management

             Operational risk is the risk of potential losses due to business risk, event risk or organizational risk.

             We have recently adopted an Enterprise Risk Management (ERM) approach to enhance our measurement, reporting and monitoring of all risks, including operational risk. ERM involves an organizational structure in which each business has an operational risk manager responsible for the identification, measurement, monitoring and reporting of credit, market and operational risk. These risks are then aggregated and monitored, on a company wide basis, by a separate unit led by the Operational Risk Officer who reports to the Audit Committee of our Board of Directors.

Portfolio Quality

             The continued strong credit quality of our portfolio in 1999 reflected our credit strategies, underwriting, portfolio management and disciplined credit approval processes. As of December 31, 1999, nonearning assets were $228 million, or 1.5% of lending assets, versus $211 million, or 1.8% of lending assets, at the end of 1998. We remain favorable to our stated target range for nonearning assets of 2–4% of lending assets. In addition, our allowance for losses of receivables was in excess of 100% of nonearning impaired receivables as of December 31, 1999, 1998 and 1997. The following table presents information about the credit quality of our portfolio:

December 31,
1999	1998	1997
(in millions)
Lending Assets and Investments:
Receivables	$14,795	$11,854	$10,722
Repossessed assets	24	3	14

Total lending assets	14,819	11,857	10,736
Equity and real estate investments	737	617	488
Debt securities	549	400	311
Operating leases	508	321	195
Investments in international joint ventures	219	235	198

Total lending assets and investments	$16,832	$13,430	$11,928

Nonearning Assets:
Impaired receivables	$ 204	$ 208	$ 141
Repossessed assets	24	3	14

Total nonearning assets	$ 228	$ 211	$ 155

Ratio of nonearning impaired receivables to receivables	1.4%	1.8%	1.3%
Ratio of total nonearning assets to total lending assets	1.5%	1.8%	1.4%
Allowances for Losses:
Allowance for losses of receivables	$ 316	$ 271	$ 261
Ratio of allowance for losses of receivables to receivables	2.1%	2.3%	2.4%
Ratio of allowances for losses of receivables to net writedowns	3.2	x	3.3	x	1.8	x
Ratio of allowance for losses of receivables to nonearning impaired receivables	154.9%	130.3%	185.1%
Delinquencies:
Earning loans delinquent 60 days or more	$ 228	$ 184	$ 151
Ratio of earning loans delinquent 60 days or more to receivables	1.5%	1.6%	1.4%

	For the Year Ended December 31,
	1999	1998	1997
	(dollars in millions)

Net Writedowns of Lending Assets:
Net writedowns on receivables	$ 98	$ 81	$139
Net writedowns on repossessed assets	—	—	7

Total net writedowns	$ 98	$ 81	$146

Ratio of net writedowns to average lending assets	0.7%	0.7%	1.5%

              Nonearning Assets.    We classify receivables as nonearning when we have significant doubt about the ability of the debtor to meet current contractual terms. This may be evidenced by (1) loan delinquency, (2) reduction of cash flows, (3) deterioration in the loan to value relationship and (4) other relevant considerations. The table below shows nonearning assets by business line in 1999, 1998 and 1997:

	December 31,
	1999		1998		1997
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in millions)
Domestic Commercial Finance
Corporate Finance	$ 29	13%	$ 13	6%	$ 7	5%
Real Estate Finance	21	9	8	4	5	3
Leasing Services	25	11	25	12	14	9
Small Business Finance	43	19	33	16	16	10
Healthcare Finance	7	3	—	—	—	—
Commercial Services	—	—	5	2	2	1
Other	71	31	101	48	92	59

Total Domestic Commercial Finance	196	86	185	88	136	87
International Factoring and Asset Based Finance	32	14	26	12	19	13

Nonearning assets.	$228	100%	$211	100%	$155	100%

             Nonearning assets as of December 31, 1999 were 1.5% of total lending assets, an improvement from 1.8% as of the prior year and favorable to our targeted range of 2% to 4%. Other nonearning assets consist of transactions for business activities we are no longer pursuing.

             Allowance for Losses.    The allowance for losses of receivables is a general reserve available to absorb losses in the entire portfolio. We establish this allowance through direct charges to income. Losses are charged to the allowance when we deem all or a portion of a receivable uncollectible. We review the allowance periodically and we adjust it when appropriate given:

•	the size and loss experience of the overall portfolio;

•	the effect of current economic conditions; and

•
the collectibility and workout potential of identified risk and nonearning accounts. For repossessed assets, if the fair value declines after the time of repossession, we record a writedown to reflect this reduction in value.

             Our allowance for losses of receivables totaled $316 million, or 2.1% of receivables, at December 31, 1999 versus $271 million, or 2.3% of receivables, at December 31, 1998. The decrease as a percentage of receivables is consistent with the strong credit performance of our portfolio. The ratio of allowance for losses of receivables to nonearning impaired receivables exceeded 100% at December 31, 1999, 1998 and 1997.

             Delinquent Earning Accounts and Loan Modifications.     Earning accounts 60 days or greater past due totaled $228 million, or 1.5% of receivables at December 31, 1999 compared to $184 million or 1.6% at December 31, 1998. The level of delinquent earning accounts changes between periods based on the timing of payments and the effects of changes in general economic conditions on our borrowers. Troubled debt restructurings were $14 million at December 31, 1999 and at December 31, 1998.

             At December 31, 1999, there were no loans that were restructured and returned to earning status.

              Writedowns.    Net writedowns, shown below for the years ended December 31, 1999, 1998 and 1997, increased in 1999 from 1998 as lower net writedowns in Real Estate Finance were offset by significantly higher recoveries in the Other category during 1998. This category represents transactions for business activities we are no longer pursuing.

	For the Year Ended December 31,
	1999		1998		1997
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in millions)
Net Writedowns of Lending Assets:
Domestic Commercial Finance
Corporate Finance	$22	22%	$14	17%	$ 25	17%
Real Estate Finance	2	2	45	55	1	1
Leasing Services	14	15	3	4	1	1
Small Business Finance	6	6	3	4	2	1
Healthcare Finance	—	—	—	—	—	—
Commercial Services	16	17	13	16	8	5
Other	35	35	(2)	(2)	87	60

Total Domestic Commercial Finance	95	97	76	94	124	85
International Factoring and Asset Based Finance	3	3	5	6	22	15

Total net writedowns	$98	100%	$81	100%	$146	100%

             Net writedowns for 1999 totaled $98 million or 0.7% of average lending assets, compared to $81 million or 0.7% for the same period in 1998. Gross writedowns totaled $116 million for 1999, compared to $145 million in the prior year, while gross recoveries totaled $18 million in 1999 compared to $64 million in 1998. The increase in Real Estate Finance net writedowns during 1998 was the result of the $40 million writedown on CMBS assets recorded in the fourth quarter of that year.

             During 1999, we recorded net writedowns of $35 million on our Other portfolio, as compared with net recoveries of $2 million in 1998. This is the result of realizing higher levels of recoveries in 1998 on this portfolio which represents assets from activities we are no longer pursuing. The increase in Leasing Services net writedowns during 1999 is primarily due to the Dealer Products Group acquisition that occurred in November 1998.

ITEM 2. PROPERTIES

             We lease office space for our corporate headquarters at 500 West Monroe Street, Chicago, Illinois 60661. We lease other offices throughout the United States, Canada, Europe, Asia/Pacific and Latin America. For information concerning our lease obligations, see Note 11 to the Consolidated Financial Statements. We own an office building used by Leasing Services in the United Kingdom.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             No matters were submitted to a vote of the security holders of Heller in the fourth quarter of 1999.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

             Heller’s Class A Common Stock has traded on the New York and Chicago Stock Exchanges, under the symbol HF, since our initial public offering in May 1998. The following tables summarize the high and low market prices as reported on the New York Stock Exchange Composite Tape for the periods indicated and the cash dividends declared during 1999 and 1998:

	Sales Price Range of Common Stock
	1999		1998
	High	Low	High	Low
Quarters:
First	$30.31	$22.63	N/A	N/A
Second	31.19	23.31	$30.82	$26.50
Third	28.00	20.75	30.75	19.75
Fourth	25.63	18.63	29.13	17.00

	Dividends Declared on Common Stock
	1999	1998
	(dollars in millions)
Quarters:
First	$ 8	$ 465
Second	8	533
Third	8	—
Fourth	10	8

Total dividends paid	$34	$1,006

             In 1999, we declared and paid cash dividends of $34 million on our Common Stock. During the fourth quarter of 1999, we increased the quarterly dividend on each share of our Class A and Class B Common Stock to $0.10 per share from $0.09 per share, an increase of 11%.

             In 1998, we declared and paid cash dividends of over $1 billion on our Common Stock. These dividends included $998 million paid on the Common Stock owned by FAHI, both before and after the IPO. This amount included a $450 million dividend paid in February 1998 in the form of a subordinated note, which we subsequently repaid, and cash dividends in the first and second quarters of 1998 of $15 million and $533 million, respectively.

             During the first quarter of 2000, we declared and paid dividends ratably on our Class A and Class B Common Stock of $0.10 per share.

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

             As of February 10, 2000, there were approximately 833 holders of record of Heller’s Class A Common Stock, one of which represents approximately 7,185 beneficial holders. FAHI is the sole record holder of Heller’s Class B Common Stock. The closing price of the Class A Common Stock on February 10, 2000 was $20.44.

ITEM 6. SELECTED FINANCIAL DATA

             The results of our operations and balance sheet data for each of the years in the three-year period ended December 31, 1999 and as of December 31, 1999 and 1998, respectively, were derived from our audited Consolidated Financial Statements, and the notes thereto, which appear elsewhere in this Form 10-K. The results of operations and balance sheet data for each of the years in the two-year period ended December 31, 1996 and as of December 31, 1997, 1996 and 1995, respectively, were derived from our audited consolidated financial statements, and the notes thereto, which are not presented herein. The data presented below should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements, and the notes thereto, appearing elsewhere in this Form 10-K.

	For the Year Ended December 31,
	1999(1)(2) (3)(4)	1998(3)(4)	1997(4)	1996	1995
	(in millions)
Results of Operations:
Interest income	$ 1,197	$ 1,047	$ 924	$ 807	$ 851
Interest expense	685	624	516	452	464

Net interest income	512	423	408	355	387
Fees and other income	286	206	206	79	148
Factoring commissions	119	124	104	55	50
Income of international joint ventures	35	30	36	44	35

Operating revenues	952	783	754	533	620
Operating expenses	456	399	357	247	216
Provision for losses	136	77	164	103	223
Gain on sale of HCS assets	79	—	—	—	—
Restructuring charge	—	17	—	—	—

Income before income taxes and minority interest	439	290	233	183	181
Income tax provision	154	93	66	43	49
Minority interest	1	4	9	7	7

Net income	$ 284	$ 193	$ 158	$ 133	$ 125

Dividends on preferred stock	$ 28	$ 21	$ 14	$ 10	$ 10

Net income applicable to common stock	$ 256	$ 172	$ 144	$ 123	$ 115

	December 31,
	1999(3)(4)	1998(3)(4)	1997(4)	1996	1995
	(in millions)
Balance Sheet Data:
Receivables	$14,795	$11,854	$10,722	$ 8,529	$ 8,085
Allowance for losses of receivables	(316)	(271)	(261)	(225)	(229)
Equity and real estate investments	737	617	488	419	428
Debt securities	549	400	311	251	152
Operating leases	508	321	195	135	113
Investment in international joint ventures	219	235	198	272	233
Total assets	17,973	14,366	12,861	9,926	9,638

Commercial paper and short-term borrowings	5,202	3,681	3,432	2,745	2,223
Long-term debt	8,630	6,768	6,004	4,761	5,145

Total debt	$13,832	$10,449	$ 9,436	$ 7,506	$ 7,368

Total liabilities	$15,615	$12,394	$11,096	$ 8,402	$ 8,208
Preferred stock	400	400	275	125	125
Common equity	1,947	1,562	1,403	1,342	1,259

Total stockholders’ equity	$ 2,347	$ 1,962	$ 1,678	$ 1,467	$ 1,384

	As of, or For the Year Ended, December 31,
	1999(1)(2) (3)(4)		1998(3)(4)		1997(4)		1996		1995
	(dollars in millions)
Selected Data and Ratios:
Profitability
Net interest income as a percentage of AFE(5)	3.8%		3.6%		4.0%		4.1%		4.6%
Non-interest operating revenues as a percentage of AFE(5)	3.2		3.0		3.5		2.0		2.7
Operating revenues as a percentage of AFE(5)	7.0		6.6		7.5		6.1		7.3
Return on average common stockholders’ equity(6)	14.9		12.4		10.5		9.4		9.3
Return on average common stockholders’ equity, net of HCS gain (6)	12.1		N/A		N/A		N/A		N/A
Return on AFE(5)	2.1		1.6		1.6		1.5		1.5
Ratio of earnings to combined fixed charges and preferred stock dividends(7)	1.53	x	1.39	x	1.39	x	1.36	x	1.34	x
Salaries and general operating expenses as a percentage of AFE(5)	3.3%		3.4%		3.5%		2.8%		2.6%
Ratio of operating expenses to operating revenues	47.9		51.0		47.3		46.3		34.8
Common dividend payout ratio(8)	13.3		13.4		47.7		47.2		47.0
Credit Quality
Ratio of earning loans delinquent 60 days or more to receivables	1.5%		1.6%		1.4%		1.7%		1.4%
Ratio of net writedowns to average lending assets	0.7		0.7		1.5		1.3		2.9
Ratio of total nonearning assets to total lending assets	1.5		1.8		1.4		3.3		3.6
Ratio of allowance for losses of receivables to receivables	2.1		2.3		2.4		2.6		2.8
Ratio of allowance for losses of receivables to net writedowns	3.2	x	3.3	x	1.8	x	2.1	x	1.0	x
Ratio of allowance for losses of receivables to nonearning impaired receivables	154.9%		130.2%		185.1%		85.2%		87.7%
Leverage
Ratio of debt (net of short-term investments) to total stockholders’ equity	5.8	x	5.2	x	5.2	x	5.0	x	5.0	x
Ratio of commercial paper and short-term borrowings to total debt	37.6%		35.2%		36.4%		36.6%		30.2%
Other
Total lending assets and investments(9)	$16,832		$13,430		$11,928		$9,620		$9,039
Average lending assets	13,235		11,506		9,702		8,293		8,052
Funds employed(5)	15,839		11,989		10,673		9,030		8,542
Average funds employed(5)	13,636		11,814		10,081		8,727		8,466
Total managed assets(10)	17,202		13,664		11,800		9,574		9,137
Average managed assets(10)	14,963		13,007		10,687		9,356		8,776
Number of employees	2,695		2,714		2,339		1,527		1,487
Number of office locations	70		76		63		52		36

(1)
The financial data presented for 1999 reflects our purchase of HCFP in July 1999. As a result of this purchase, we consolidated the acquired assets as of the date of acquisition. Goodwill related to the acquisition totaled approximately $235 million. The consolidation of HCFP resulted in an increase of approximately $535 million in total lending assets and investments and 134 additional employees as of December 31, 1999. This acquisition had a favorable impact on our 1999 net income.

(2)
On December 1, 1999, we sold the net assets of our Commercial Services unit. The sale consisted of $911 million of factored accounts receivable and the assumption of $577 million of liabilities due to factoring clients. We recognized an after-tax gain on the transaction of $48 million.

(3)
The financial data presented for 1999 and 1998 reflects our purchase of the domestic technology leasing assets of the Dealer Products Group and the stock of the Dealer Products Group’s international subsidiaries in November 1998. As a result of this purchase, we consolidated the acquired assets and international subsidiaries of the Dealer Products Group as of the date of acquisition. Goodwill related to this acquisition totaled $190 million. The consolidation of the Dealer Products Group assets and subsidiaries resulted in an increase of approximately $625 million in total assets and approximately 400 additional employees as of December 31, 1998 as compared to December 31, 1997. This acquisition had a minimal favorable impact on our 1998 net income, as our 1998 results include only one month of Dealer Products Group operations.

(4)
The financial data presented for 1999, 1998 and 1997 reflects our purchase (through our subsidiary, International Group) of our joint venture partner’s interest in Factofrance in April 1997 for $174 million. As a result of this purchase, Factofrance was reported on a consolidated basis with Heller as of the date of acquisition. The premium related to this purchase was allocated as follows: $78 million to goodwill and $18 million to a noncompetition agreement. Our consolidation of Factofrance resulted in increases of $2 billion, $94 million, $59 million and 570 in total assets, operating revenues, operating expenses and number of employees, respectively, during 1997 as compared to 1996.

(5)
Funds employed include lending assets and investments, less credit balances of our factoring clients. We believe that funds employed are indicative of the dollar amount which we have loaned to our borrowers. Average funds employed (AFE) reflect the average of lending assets and investments, less credit balances of our factoring clients.

(6)	Return on average common stockholders’ equity is computed as net income less preferred stock dividends paid divided by average total stockholders’ equity net of preferred stock.

(7)
The ratio of earnings to combined fixed charges and preferred stock dividends is calculated by dividing (i) income before income taxes, minority interest and fixed charges by (ii) fixed charges plus preferred stock dividends.

(8)
Common dividend payout ratio is computed as common dividends paid, divided by net income applicable to common stock. The 1998 common dividend payout ratio excludes the $983 million dividends paid on the Common Stock owned by FAHI.

(9)	Total lending assets and investments consist of receivables, repossessed assets, equity and real estate investments, operating leases, debt securities and investments in international joint ventures.

(10)	Total managed assets include funds employed, plus receivables previously securitized or sold that we currently manage.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             The following discussion and analysis should be read in conjunction with the Selected Financial Data and Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this Form 10-K. The following discussion and analysis contains certain forward-looking statements as defined in the Securities Exchange Act of 1934, which are generally identified by the words anticipates, believes, estimates, expects, plans, intends and other similar expressions. These statements are subject to certain risks, uncertainties and contingencies, which could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. See Cautionary Note Regarding Forward-Looking Statements below.

General

             We are in the commercial finance business, providing primarily collateralized financing and leasing products and related services to mid-sized and small businesses in the United States and selected international markets. We classify the sources of our operating revenues in two broad categories:

•	net interest income; and

•	non-interest income.

             Net interest income represents the total interest income we earn, principally through our financing and leasing activities, less the total interest expense we pay on our interest bearing liabilities, which largely relate to the funding of these financing and leasing activities.

              Non-interest income consists of:

•	factoring commissions;

•	income from investments in international joint ventures; and

•	fees and other income.

             Fees include:

•	loan servicing income;

•	late fees;

•	structuring fees;

•	residual rental income;

•	syndication fees; and

•	prepayment fees.

             Other income includes:

•	real estate participation income;

•	our share of income from fund investments;

•	gains from sales, syndications and securitizations of lending assets and investments; and

•	equipment residual gains.

             Our primary expenses, other than interest expense, are operating expenses, including employee compensation and general and administrative expenses and provisions for credit losses.

             In July 1999, we acquired the assets of HCFP for approximately $475 million. We paid 41% of the purchase price in the form of our Class A Common Stock and 59% in cash. We issued approximately 7.3 million shares of Class A Common Stock for the transaction, which reduced the ownership interest in Heller of our majority shareholder, Fuji Bank, from 57% to 52%. We also issued options to purchase approximately 1.1 million shares of our Class A Common Stock. The options were issued at prices ranging from $2 to $37 per share of our Class A Common Stock to replace stock options previously held by HCFP employees for HCFP common stock. HCFP was a rapidly growing commercial finance company exclusively focused on providing secured financing to small- and mid-sized health care providers throughout the United States. The HCFP business, combined with our existing healthcare operations, is operated as a business unit within our Domestic Commercial Finance segment and is known as Healthcare Finance.

             In December 1999, we sold the assets of our Commercial Services unit, part of our Domestic Commercial Finance segment for approximately $454 million in cash. The sale consisted of $911 million of factored accounts receivable and the assumption of $577 million of liabilities due to factoring clients. We recorded an after-tax gain on the sale of approximately $48 million, which included adjustments for transaction costs, obligations to employees, termination of third party contracts such as facility leases and vendor contracts, asset impairment charges, recourse provisions and certain other costs directly attributable to the sale.

             Our results of operations may vary significantly from quarter to quarter based upon the timing of certain events, such as securitizations and net investment gains. See Note 24 to the Consolidated Financial Statements.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Results of Operations

             Overview.    For the year ended December 31, 1999:

•	Net income totaled $284 million compared with $193 million for the prior year, an increase of 47%.

•	Net income applicable to common stock was $256 million compared with $172 million, an increase of 49%.

•
Net income for 1999 includes a one-time after-tax gain of $48 million relating to the sale of the assets of our Commercial Services business unit. Excluding this gain, net income was $236 for the year, an increase of 22% over the prior year, marking our seventh consecutive year of record net income.

•	This increase in net income reflects an increase of $169 million in operating revenues, due to growth in both net interest income and non-interest income.

•	The increase in net interest income, as compared to the prior year, is due to both strengthening margins and growth in lending assets and investments. See —Operating Revenues—Net Interest Income.

•	The increase in non-interest income, as compared to the prior year, is due primarily to larger net investment gains and larger fee income and other. See —Operating Revenues —Non-Interest Income.

•
New business lending volume totaled a record $8.1 billion, an increase of 12% over the prior year. This increase was the result of our significant investment in building leadership positions in our businesses and in expanding market coverage.

•	Our factoring volume totaled $20.3 billion in 1999, an increase of 5% from the prior year. Factofrance’s factoring volume was up 12% over 1998.

             Operating Revenues.    The following table shows our operating revenues for the years ended December 31, 1999 and 1998:

	For the Year Ended December 31,
	1999		1998
	Amount	Percent of AFE	Amount	Percent of AFE
	(dollars in millions)
Net interest income	$512	3.8%	$423	3.6%
Non-interest income:
Fees and other income	286	2.1	206	1.7
Factoring commissions	119	0.9	124	1.0
Income of international joint ventures	35	0.2	30	0.3

Total operating revenues	$952	7.0%	$783	6.6%

             Net Interest Income. The following table shows our net interest income for the years ended December 31, 1999 and 1998:

	For the Year Ended December 31,		Increase
	1999	1998	Amount	Percent
	(dollars in millions)
Interest income	$1,197	$1,047	$150	14.3%
Interest expense	685	624	61	9.8

Net interest income	$ 512	$ 423	$ 89	21.0%

Net interest income as a percentage of AFE	3.8%	3.6%

              Net interest income totaled $512 million for the year ended December 31, 1999, an increase of $89 million, or 21%, from the comparable prior year period. This increase was driven by strong growth in lending assets and investments combined with improved net interest margins.

             Average funds employed totaled $13.6 billion for 1999, up 15% from $11.8 billion in 1998, primarily due to new business lending volume of $8.1 billion during the year.

             Net interest income as a percentage of AFE increased to 3.8% at December 31, 1999 from 3.6% at December 31, 1998. This increase reflects improved pricing in certain product groups, a lower cost of funding and a more favorable mix of higher yielding products during 1999 as compared to 1998 such as those from HCFP and the Dealer Products Group acquisitions.

             Interest rates we charge vary depending on:

•	risks and maturities of loans;

•	competition;

•	our current costs of borrowing;

•	state usury laws; and

•	other governmental regulations.

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

             We use interest rate swaps as an important tool for financial risk management. They enable us to match more closely the interest rate and maturity characteristics of our assets and liabilities. As such, we use interest rate swaps to:

•	change the characteristics of fixed rate debt to that of variable rate liabilities;

•	alter the characteristics of specific fixed rate asset pools to more closely match the interest terms of the underlying financing; and

•	modify the variable rate basis of a liability to more closely match the variable rate basis used for variable rate receivables.

             The following table shows a comparative analysis of the year-end principal outstanding and average interest rates we paid on our debt as of December 31, 1999 and 1998, before and after giving effect to interest rate swaps:

	For the Year Ended December 31,
	1999			1998
	Year- end balance	Before swaps	After swaps	Year- end balance	Before swaps	After swaps
	(dollars in millions)
Commercial paper —domestic and foreign	$ 3,960	5.12%	N/A	$2,692	5.52%	N/A
Fixed rate debt	4,817	6.20	6.61%	3,886	6.31	6.17%
Variable rate debt	3,819	6.29	6.42	2,879	5.34	5.59

Total	$12,596	5.89%	6.53%	$9,457	5.79%	5.92%

              Non-Interest Income. Our non-interest income is composed of:

•	factoring commissions;

•	income of international joint ventures; and

•	The following table shows our non-interest income for the years ended December 31, 1999 and 1998:

	For the Year Ended December 31,		Increase/(Decrease)
	1999	1998	Amount	Percent
	(dollars in millions)
Factoring commissions	$119	$124	$ (5)	(4.0)%
Income of international joint ventures	35	30	5	16.7
Fees and other income:
Fee income and other(1)	117	95	22	23.2
Investment and asset sale income(2)	169	111	58	52.3

Total fees and other income	$286	$206	$80	38.8

Total non-interest income	$440	$360	$80	22.2

Non-interest income as a percentage of AFE	3.2%	3.0%

(1)	Fee income and other consists primarily of loan servicing income, late fees, prepayment fees, early termination fees, residual rental income and other miscellaneous fees.

(2)	Investment and asset sale income consists of gains on securitizations, syndications and loan sales, net investment income and gains, equipment residual gains and participation income.

             Factoring commissions decreased $5 million, or 4%, in 1999 versus 1998 due to lower volume of our domestic factoring business, partially due to the December 1999 sale of the assets of our Commercial Services unit, combined with lower factoring commission rates of Factofrance. Increased competition in the French factoring market and changes in product mix have resulted in lower factoring commission rates of Factofrance. Our total 1999 factoring volume increased 5% from the prior year. Factofrance’s factoring volume increased 12% over prior year.

             Income of international joint ventures represents our share of the annual earnings or losses of joint ventures. The $5 million increase in income from international joint ventures in 1999 versus 1998 was due primarily to higher income from our European joint ventures partially offset by lower income from our Latin American joint ventures.

             Fees and other income totaled $286 million for 1999, an increase of 39% from the prior year due to increases in both fee income and other and investment and asset sale income. Fee income and other increased $22 million or 23% compared to 1998. This increase is due to higher fee income in Leasing Services related to the Dealer Products Group.

             Investment and asset sale income increased $58 million, or 52% due to larger gains recognized on our portfolio of equity investments, higher income on limited partnership investments and higher gains on asset sales and equipment residual gains. Net investment gains are generated primarily from investment activity of Corporate Finance and junior participating lending activity of Real Estate Finance. The increase in asset sale income was primarily generated by sales of SBA guaranteed portions of 7(a) loans in Small Business Finance.

              During 1999, we generated $13 million of securitization gains, a decrease of $4 million from the prior year. Securitization gains during 1999 resulted from three securitization transactions. Leasing Services securitized approximately $800 million in two term securitizations during 1999 resulting in a net gain of $9 million. Real Estate Finance securitized approximately $400 million in CMBS receivables resulting in $4 million of securitization income.

             Operating Expenses. The following table shows our operating expenses for the years ended December 31, 1999 and 1998:

	For the Year Ended December 31,		Increase
	1999	1998	Amount	Percent
	(dollars in millions)
Salaries and other compensation	$237	$227	$10	4%
General and administrative expenses	200	164	36	22
Goodwill and non-compete amortization	19	8	11	138

Total	$456	$399	$57	14

Operating expenses as a percentage of average managed assets	3.0%	3.1%
Ratio of operating expenses to operating revenues	48%	51%
Ratio of operating expenses, excluding goodwill and non-compete amortization, as a percentage of operating revenues	46%	50%

             Operating expenses, excluding the effect of acquisitions and divestitures, increased by $5 million, or 1%, in 1999, as compared to 1998. This modest growth is primarily related to increases in performance related compensation resulting from strong business performance in 1999, offset by decreases in salary expense resulting from our fourth quarter 1998 restructuring effort. Operating expenses, excluding the effect of acquisitions and divestitures also increased as a result of increases in certain professional fees. Total operating expenses as a percentage of operating revenues improved to 48% in 1999 from 51% for the prior year and are in line with our 1999 goal. This decrease reflects improved leveraging of the Company’s cost base.

             Allowance for Losses.    The following table shows the changes in our allowance for losses of receivables, including our provision for losses of receivables and repossessed assets, for the years ended December 31, 1999 and 1998:
	For the Year Ended December 31,		Increase/(Decrease)
	1999	1998	Amount	Percent
	(dollars in millions)
Balance at the beginning of the year	$271	$261	$10	3.8%
Provision for losses	136	77	59	76.6
Writedowns	(116)	(145)	29	20.0
Recoveries	18	64	(46)	(71.9)
Dealer Products Group acquisition	—	18	(18)	N/M
HCFP acquisition	7	—	7	N/M
Sale of HCS assets	(2)	—	(2)	N/M
Transfers and other	2	(4)	6	150.0

Balance at the end of the year	$316	$271	$45	16.6%

             The provision for losses was higher during 1999 than 1998 due to a significantly higher level of recoveries recorded in 1998 as compared to 1999. Net writedowns totaled $98 million or 0.7% of average lending assets in 1999, compared to $81 million or 0.7% in 1998. Net writedown levels for both 1999 and 1998 are in line with our targeted level of 0.75% of average lending assets.

              Gross writedowns totaled $116 million for 1999 versus $145 million for 1998, while recoveries totaled $18 million in 1999 versus $64 million for 1998. The higher level of recoveries in 1998 relates primarily to assets from business activities the Company is no longer pursuing.

             As of December 31, 1999, the ratio of our allowance for losses of receivables to receivables was 2.1%, compared to 2.3% as of December 31, 1998. The decrease in this ratio reflects the continued improvement of the credit quality of our portfolio. We will continue to systematically evaluate the appropriateness of the allowance for losses of receivables and adjust the allowance to reflect any necessary changes in the credit quality and inherent risks and losses of our portfolio.

             Income Taxes.    Excluding the effect of the HCS sale, our effective income tax rate was 34% for 1999 and 32% for 1998, in each case below the combined Federal and State statutory rates due to:

•	the effect of earnings from international joint ventures;

•	the use of foreign tax credits; and

•	certain favorable tax issue resolutions.

     Lending Assets and Investments

             Total lending assets and investments increased $3.4 billion, or 25%, during 1999 due to record new business originations of $8.1 billion offset by syndications, securitizations, loan sales and payoffs of $4.7 billion. The HCFP acquisition increased lending assets and investments by $535 million during 1999. This increase was more than offset by the sale of $900 million of HCS lending assets. During 1999, new business volume represented a 12% increase from 1998. This increase was largely due to strong new business volume in all of our domestic product groups.

              The following tables present our lending assets and investments by business line and asset type as of December 31, 1999 and 1998:

	December 31,
	1999		1998
	Amount	Percent	Amount	Percent
	(dollars in millions)
By Business Category:
Domestic Commercial Finance
Corporate Finance	$ 4,937	29%	$ 3,722	28%
Leasing Services	3,428	20	2,840	21
Real Estate Finance	2,626	16	1,889	14
Small Business Finance	1,312	8	1,013	8
Healthcare Finance	971	6	217	1
Commercial Services (1)	—	—	401	3
Other	518	3	687	5

Total Domestic Commercial Finance	13,792	82	10,769	80
International Factoring and Asset Based Finance (2)	3,040	18	2,661	20

Total lending assets and investments	$16,832	100%	$13,430	100%

By Asset Type:
Receivables	$14,795	88%	$11,854	88%
Repossessed assets	24	—	3	—

Total lending assets	14,819	88	11,857	88
Equity and real estate investments	737	5	617	5
Debt securities	549	3	400	3
Operating leases	508	3	321	2
International joint ventures	219	1	235	2

Total lending assets and investments	$16,832	100%	$13,430	100%

Average lending assets	$13,235		$11,506
Total managed assets	17,202		13,664
Average managed assets	14,963		13,007
Funds employed	15,839		11,989
Average funds employed	13,636		11,814

(1)	Lending assets and investments of Commercial Services at December 31, 1998 were reduced by $475 million of factored accounts receivable sold to bank-supported conduits.

(2)
Includes $215 million in investments in international joint ventures, representing 1% of total lending assets and investments in 1999, and $231 million in investments in international joint ventures, representing 2% of total lending assets and investments, in 1998.

             As of December 31, 1999, our domestic commercial finance portfolio remained well diversified among our domestic product groups:

•
Corporate Finance increased its lending assets and investments to $4.9 billion, or 29% of total lending assets and investments, as a result of $3.1 billion in new business volume, which was partially offset by loan syndications and runoff in the portfolio of $2.3 billion. Of the total lending assets and investments, approximately $900 million represents asset-based financings.

•
Leasing Services grew to $3.4 billion, or 20% of our total lending assets and investments, at December 31, 1999, primarily due to new business volume of $2.3 billion offset by payoffs, utilization and securitizations totaling approximately $1.6 billion in receivables.

•
Real Estate Finance increased its lending assets and investments to $2.6 billion, or 16% of our total lending assets and investments as of December 31, 1999 versus 14% at December 31, 1998 as new business volume of $1.4 billion was offset by payoffs, securitizations and syndications totaling nearly $840 million.

•
Small Business Finance increased its lending assets and investments by nearly $300 million due to record new business volume of over $700 million. This was partially offset by loan sales and payoffs of approximately $370 million.

•
Healthcare Finance increased its lending assets and investments to approximately $1 billion, or 6% of total lending assets and investments as of December 31, 1999. Of this amount, about $535 million was as a result of the HCFP acquisition in July 1999. In addition, we combined approximately $350 million of lending assets and investments from our existing healthcare finance activities within Real Estate Finance and Corporate Finance.

             Concentrations of lending assets of 5% or more at December 31, 1999 and 1998, based on the standard industrial classifications of the borrowers, were as follows:

	December 31,
	1999		1998
	Amount	Percent	Amount	Percent
	(dollars in millions)
Automotive	$1,325	9%	$667	6%
Computers	938	6	811	7
Department and general merchandise retail stores	877	6	935	8
Health services	864	6	202	2
Transportation	661	4	666	6
Food, grocery and miscellaneous retail	642	4	650	5
General industrial machines	599	4	732	6

             With respect to the above table:

•
The automotive category is primarily comprised of auto parts distributors and wholesalers, resale and leasing services in the automotive and aircraft industries and maintenance services for automotive and aircraft parts.

•	The computers category consists of software/hardware distributors and manufacturers, component manufacturers and end-users of this equipment.

•	The department and general merchandise retail stores category is primarily comprised of factored accounts receivable, which represent short-term trade receivables from numerous customers.

•
The health services category is primarily comprised of revolving and term facilities with small- and mid-sized health care providers. The increase in this category from 1998 is due to the acquisition of HCFP.

•	A majority of the lending assets in the transportation category arise from chartered aircraft services and transportation services for freight, cargo and other various packages.

•
The majority of lending assets in the food, grocery and miscellaneous retail category are revolving and term facilities with borrowers that are primarily in the business of manufacturing and retailing of food products.

•	The general industrial machines classification is distributed among machinery used for many different industrial applications.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Results of Operations

             Overview. For the year ended December 31, 1998:

•	Net income totaled $193 million compared with $158 million for the prior year, an increase of 22%. This represented our sixth consecutive year of record net income.

•
Net income applicable to common stock was $172 million for the year ended December 31, 1998. This represented an increase of 19% from $144 million for the prior year and reflects an increase of $29 million in operating revenues, due to growth in both net interest income and non-interest income, coupled with a decrease in the provision for losses of $87 million, or 53% from December 31, 1997.

•	Earnings were reduced by a one-time charge of $17 million, relating to our restructuring initiative, which was recorded in the fourth quarter.

•	The increase in net interest income, as compared to the prior year, is due to growth in lending assets and investments.

•
The decrease in provision for losses is due to a significant increase in recoveries coupled with a decrease in writedowns. Our allowance for losses of receivables at year-end was in excess of 100% of nonearning impaired receivables.

•
New business lending volume totaled a record $7.2 billion, an increase of 20% over the prior year. This increase was the result of our significant investment in building leadership positions in our businesses and in expanding market coverage.

•	Our factoring volume totaled $19.4 billion in 1998, an increase of 21% from the prior year, due to significant growth of Factofrance.

             Operating Revenues. The following table shows our operating revenues for the years ended December 31, 1998 and 1997:

	For the Year Ended December 31,
	1998		1997
	Amount	Percent of AFE	Amount	Percent of AFE
	(dollars in millions)
Net interest income	$423	3.6%	$408	4.0%
Non-interest income:
Fees and other income	206	1.7	206	2.1
Factoring commissions	124	1.0	104	1.0
Income of international joint ventures	30	0.3	36	0.4

Total operating revenues	$783	6.6%	$754	7.5%

             Net Interest Income. The following table shows our net interest income for the years ended December 31, 1998 and 1997:

	For the Year Ended December 31,		Increase
	1998	1997	Amount	Percent
	(dollars in millions)
Interest income	$1,047	$ 924	$123	13.3%
Interest expense	624	516	108	20.9

Net interest income	$ 423	$ 408	$ 15	3.7%

Net interest income as a percentage of AFE	3.6%	4.0%

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

             Interest rates we charge vary depending on:

•	risks and maturities of loans;

•	competition;

•	our current costs of borrowing;

•	state usury laws; and

•	other governmental regulations.

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

             We use interest rate swaps as an important tool for financial risk management. They enable us to match more closely the interest rate and maturity characteristics of our assets and liabilities. As such, we use interest rate swaps to:

•	change the characteristics of fixed rate debt to that of variable rate liabilities;

•	alter the characteristics of specific fixed rate asset pools to more closely match the interest terms of the underlying financing; and

•	modify the variable rate basis of a liability to more closely match the variable rate basis used for variable rate receivables.

             The following table shows a comparative analysis of the year-end principal outstanding and average interest rates we paid on our debt as of December 31, 1998 and 1997, before and after giving effect to interest rate swaps:

	For the Year Ended December 31,
	1998			1997
	Year- end balance	Before swaps	After swaps	Year- end Balance	Before swaps	After swaps
	(dollars in millions)
Commercial paper —domestic and foreign	$2,692	5.52%	N/A	$2,560	5.71%	N/A
Fixed rate debt	3,886	6.31	6.17%	3,951	6.90	6.67%
Variable rate debt	2,879	5.34	5.59	2,051	5.44	6.01

Total	$9,457	5.79	5.92	$8,562	6.19	6.44

              Non-Interest Income. The following table shows our non-interest income for the years ended December 31, 1998 and 1997:

	For the Year Ended December 31,		Increase/(Decrease)
	1998	1997	Amount	Percent
	(dollars in millions)
Factoring commissions	$124	$104	$ 20	19.2%
Income of international joint ventures	30	36	(6)	(16.7)
Fees and other income:
Fee income and other(1)	95	88	7	8.0
Investment and asset sale income (2)	111	118	(7)	(5.9)

Total fees and other income	$206	$206	$ —	—

Total non-interest income	$360	$346	$ 14	4.0

Non-interest income as a percentage of AFE	3.0%	3.5%

(1)	Fee income and other consists primarily of loan servicing income, late fees, prepayment fees, early termination fees, residual rental income and other miscellaneous fees.

(2)	Investment and asset sale income consists of gains on securitizations, syndications and loan sales, net investment income and gains, equipment residual gains and participation income.

             Our non-interest income is composed of:

•	factoring commissions;

•	income of international joint ventures; and

•	fees and other income.

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

             Fees and other income totaled $206 million for 1998, unchanged from the prior year. An increase in fee income and other was offset by a decrease in investment and asset sale income during 1998 as compared to 1997. Fee income and other increased $7 million, or 8%, as we recognized increased prepayment income and fees on available lines of credit, as compared to the prior year. Investment and asset sale income decreased $7 million, or 6%, as increased income on lending asset sales of Real Estate Finance and Small Business Finance was offset by a decrease in net investment gains of Real Estate Finance and lower securitization income.

             During 1998, we generated $17 million of securitization gains, a decrease of $9 million from the prior year. Securitization gains in 1998 resulted from two CMBS securitizations totaling $2 billion, a $96 million securitization of the unguaranteed portion of SBA 7(a) loans and a $434 million sale of equipment receivables to a conduit. The lower level of securitization gains in 1998 is due to lower income realization on the CMBS securitizations. We did not retain any interest in the first CMBS transaction completed in the first quarter of 1998 totaling $1.1 billion. In the second CMBS securitization completed in the fourth quarter of 1998, we sold all of the unrated and “B” rated securities to third parties on a non-recourse basis. We retained an interest in the SBA securitization, as required by the SBA, and an interest in the equipment sales transaction.

             Operating Expenses. The following table shows our operating expenses for the years ended December 31, 1998 and 1997:

	For the Year Ended December 31,		Increase
	1998	1997	Amount	Percent
	(dollars in millions)
Salaries and other compensation	$227	$214	$13	6.1%
General and administrative expenses	164	137	27	19.7
Goodwill and non-compete amortization	8	6	2	33.3

Total	$399	$357	$42	11.8

Operating expenses as a percentage of average managed assets	3.1%	3.3%
Ratio of operating expenses to operating revenues	51.0%	47.3%
Operating expenses, excluding goodwill and non-compete amortization, as a percentage of operating revenues	50.0%	46.6%

             Operating expenses, excluding the impact of the Factofrance consolidation, increased by $21 million, or 6%, in 1998, as compared to 1997. This increase is primarily due to investment in lower risk businesses, increased information technology expenses including amounts associated with year 2000 compliance efforts and investment in our national brand building marketing campaign (Straight Talk, Smart Deals™). See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Year 2000 Compliance.

             Operating expenses as a percentage of average managed assets decreased to 3.1% as of December 31, 1998 from 3.3% at December 31, 1997, reflective of our focus on improving operating efficiency.

             Allowance for Losses. The following table shows the changes in our allowance for losses of receivables, including our provision for losses of receivables and repossessed assets, for the years ended December 31, 1998 and 1997:

	For the Year Ended December 31,		Increase/(Decrease)
	1998	1997	Amount	Percent
	(dollars in millions)
Balance at the beginning of the year	$261	$225	$36	16.0%
Provision for losses	77	164	(87)	(53.0)
Writedowns	(145)	(169)	24	14.2
Recoveries	64	23	41	178.3
Factofrance consolidation	—	18	(18)	N/M
Dealer Products Group acquisition	18	—	18	N/M
Transfers and other	(4)	—	(4)	N/M

Balance at the end of the year	$271	$261	$10	3.8%

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

             Net writedowns for 1998 were within our stated writedown target of 0.75% of average lending assets. Gross writedowns totaled $145 million for 1998 versus $169 million for 1997, while recoveries totaled $64 million in 1998 versus $23 million for 1997. The increase in recoveries for 1998 related primarily to assets from activities we are no longer pursuing.

             As of December 31, 1998, the ratio of our allowance for losses of receivables to receivables was 2.3%, compared to 2.4% as of December 31, 1997. The decrease in this ratio reflected the continued improvement of the credit quality of our portfolio.

             Income Taxes. Our effective income tax rate was 32% for 1998 and 28% for 1997, in each case below the statutory rate due to:

•	the use of foreign tax credits;

•	the effect of earnings from international joint ventures; and

•	certain favorable tax issue resolutions.

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

              The following table presents our lending assets and investments by business line and asset type as of December 31, 1998 and 1997:

	December 31,
	1998		1997
	Amount	Percent	Amount	Percent
	(dollars in millions)
By Business Category:
Domestic Commercial Finance
Corporate Finance	$ 3,722	28%	$ 3,066	26%
Real Estate Finance	1,889	14	2,323	20
Leasing Services	2,840	21	2,314	19
Small Business Finance	1,013	8	766	6
Healthcare Finance	217	1	—	—
Commercial Services	401	3	361	3
Other	687	5	737	6

Total Domestic Commercial Finance	10,769	80	9,567	80
International Factoring and Asset Based Finance(1)	2,661	20	2,361	20

Total lending assets and investments	$13,430	100%	$11,928	100%

By Asset Type:
Receivables	$11,854	88%	$10,722	90%
Repossessed assets	3	—	14	—

Total lending assets	11,857	88	10,736	90
Equity and real estate investments	617	5	488	4
Debt securities	400	3	311	3
Operating leases	321	2	195	1
International joint ventures	235	2	198	2

Total lending assets and investments	$13,430	100%	$11,928	100%

Average lending assets	$11,506		$ 9,640
Total managed assets	13,664		11,800
Average managed assets	13,007		10,687
Funds employed	11,989		10,673
Average funds employed	11,814		10,081

(1)
Includes $231 million in investments in international joint ventures, representing 2% of total lending assets and investments in 1998, and $198 million in investments in international joint ventures, representing 2% of total lending assets and investments, in 1997.

             As of December 31, 1998, our domestic commercial finance portfolio remained well diversified between Corporate Finance, Leasing Services and Real Estate Finance:

•
Corporate Finance increased its lending assets and investments to $3.7 billion as a result of $2.7 billion in new business volume, which was partially offset by loan syndications and runoff in the portfolio.

•
Leasing Services grew to $2.8 billion, or 21% of our total lending assets and investments, at December 31, 1998, primarily due to the Dealer Products Group acquisition of approximately $625 million in assets offset by the December 1998 equipment sale of $434 million in receivables.

•
Real Estate Finance decreased to 14% of our total lending assets and investments as of December 31, 1998 versus 20% at December 31, 1997 as new business volume of $2.2 billion was offset by payoffs and CMBS securitizations totaling $2 billion.

              Concentrations of lending assets of 5% or more at December 31, 1998 and 1997, based on the standard industrial classifications of the borrowers, were as follows:
	December 31,
	1998		1997
	Amount	Percent	Amount	Percent
	(dollars in millions)
Department and general merchandise retail stores	$935	8%	$511	5%
Computers	811	7	164	2
General industrial machines	732	6	637	6
Automotive	667	6	714	7
Transportation	666	6	294	3
Food, grocery and miscellaneous retail	650	5	603	6

             With respect to the above table:

•	The department and general merchandise retail stores category is primarily comprised of factored accounts receivable, which represent short-term trade receivables from numerous customers.

•	The computers category consists of software/hardware distributors and manufacturers, plastic component manufacturers and disk drive designers.

•	The general industrial machines classification is distributed among machinery used for many different industrial applications.

•
The automotive category is primarily comprised of auto parts distributors and wholesalers, resale and leasing services in the automotive and aircraft industries and maintenance services for automotive and aircraft parts.

•	A majority of the lending assets in the transportation category arise from chartered aircraft services and transportation services for freight, cargo and other various packages.

•
The majority of lending assets in the food, grocery and miscellaneous retail category are revolving and term facilities with borrowers that are primarily in the business of manufacturing and retailing of food products.

Liquidity and Capital Resources

             We manage liquidity to fund asset growth and meet debt obligations primarily by:

•	monitoring the relative maturities of assets and liabilities; and

•	borrowing funds through the U.S. and international money and capital markets and bank credit markets.

             Our primary sources of funds are:

•	commercial paper borrowings;

•	issuances of medium-term notes and other debt securities;

•	paydowns on lending assets; and

•	the securitizations, syndications and sales of lending assets.

             During 1999, our major funding requirements included:

•	$8.1 billion of longer-term loans, leases and investments funded;

•	a net increase in short-term loans and advances to factoring clients of $1.1 billion;

•	the retirement of $2.9 billion of senior notes;

•	common and preferred dividends of over $62 million; and

•	the HCFP acquisition for approximately $475 million.

             Our major sources of funding these requirements included:

•	cash flows from operations of $742 million;

•	loan repayments and investment and equipment on lease proceeds of $2.8 billion;

•	the syndication, securitization and sale of over $2.4 billion of loans;

•	the issuance of $4.8 billion of senior notes;

•	the increase in commercial paper and short-term debt of $1.5 billion;

•	the issuance of $192 million of Class A Common Stock; and

•	proceeds of $454 million from the sale of the assets of HCS.

             Senior note issuances include $600 million relating to our first global bond offering that occurred in March 1999. This offering of notes has expanded our international investor base, thereby extending potential sources of liquidity.

             While our portfolio demonstrated increasing liquidity in both its longer term loans and revolving loans, we continued to maintain a conservative funding posture, with commercial paper and short-term borrowings amounting to 38% of total debt at December 31, 1999 compared to 35% at the end of 1998.

             As of December 31, 1999:

•	Our committed bank credit and asset sale facilities totaled $5.7 billion and represented 110% of our outstanding commercial paper and short-term borrowings.

•	Committed bank credit and asset sale facilities in the United States also were well in excess of 100% of U.S. commercial paper borrowings at December 31, 1999.

             The amount of committed bank credit facilities includes approximately $4.1 billion in available liquidity support under four agreements, the longest of which is a multi-year facility expiring in April 2002. Two of our three separate 364-day bank credit facilities expire in April 2000 (both of which we intend to renew) and the third expires in September 2000.

             We have $379 million of additional alternative liquidity, which is available by discounting eligible French receivables with the French Central Bank since Factofrance is a registered financial institution in France.

             We also have included in our committed facilities a 364-day facility, expiring December 2000, which allows us to sell up to $400 million of our equipment receivables to two bank-sponsored conduits. These receivables are sold on a limited recourse basis. As of year-end, we had not sold any receivables under this facility.

             The consolidated international subsidiaries are funded primarily through short-term money market and bank borrowings, which are supported by approximately $800 million (U.S. dollar equivalent) of committed foreign bank credit facilities.

             Through our wholly-owned subsidiary, Factofrance, we have a factored accounts receivable sale facility. This facility allows us to sell an undivided interest of up to 1 billion French francs in a designated pool of our factored accounts receivable to one bank-sponsored conduit on a limited recourse basis. As of December 31, 1999, approximately
1 billion French francs (or $165 million) of receivables were sold under this facility.

             We have a shelf registration statement, filed with the SEC, permitting the offering of up to $5 billion in debt securities (including medium term notes), senior preferred stock and Class A Common Stock. As of December 31, 1999, there was $89 million available under this shelf registration.

             In August 1999, we filed with the SEC a shelf registration statement covering the sale of up to $10 billion in debt securities (including medium term notes), senior preferred stock and Class A Common Stock. As of December 31, 1999, since no securities had been issued, we had $10 billion available under this shelf registration.

             In October 1999, we established a Euro Medium-Term Note Program for the issuance of up to $2 billion in notes to be issued from time to time.

             Also in October 1999, we increased the size of our Euro commercial paper program to $1 billion and established a $250 million Canadian commercial paper program.

             In November 1999, we issued $600 million of 7.375% notes due November 1, 2009 in a privately placed transaction under SEC Rule 144A and Regulation S. In February 2000, we filed a registration statement with the SEC in order to exchange these notes for substantially identical registered notes.

             In addition to these various sources of liquidity, we have access to $500 million of additional liquidity support under the Keep Well Agreement between Heller and Fuji Bank. This agreement, which cannot be terminated by either party prior to December 31, 2002, also provides that Fuji Bank will maintain our net worth at an amount equal to $500 million. Fuji Bank has never been required to make any capital contribution or advance any funds to us under the Keep Well Agreement.

             Our ratio of debt (net of short-term investments) to total stockholders ’ equity remained conservative relative to commercial finance industry peers at 5.8 times and 5.2 times at December 31, 1999 and 1998, respectively. Leverage and the level of commercial paper and short-term borrowings continued to remain within ranges we have targeted to maintain a strong financial position.

Accounting Developments

             In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 137, Deferral of the Effective Date of FASB Statement No. 133 (collectively referred to as SFAS No. 133). This Statement establishes accounting and reporting standards requiring all derivative instruments (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value. Changes in the fair value of the derivative are to be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows gains and losses on derivatives to offset related results on the hedged items in the income statement and requires that a company must document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. We are assessing the impact of this statement and will adopt it on January 1, 2001.

Year 2000 Compliance

             We experienced no significant system or other Year 2000 problems at the turn of the millennium or since then to the date of this report, nor has there been any material change in the total costs of remediation. We do not believe our spending patterns or cost relationships have been materially affected by Year 2000 remediation expenditures or postponement of other expenses for other information technology projects or for non-technology projects. We also saw no significant change in revenue patterns or borrower requests for funds in late 1999, and so we do not believe that any significant shifting of revenues or income occurred between late 1999 and early 2000. Finally, we have to date experienced no Year 2000 related difficulty in transacting with third party vendors and suppliers.

             In summary, we adopted a phased approach to assessing and, where necessary, remediating or otherwise addressing, Year 2000 issues. Phases included:

•	awareness;

•	assessment;

•	remediation or implementation of contingency solutions; and

•	validation.

             We made certain investments in our software applications and systems to ensure that our systems would function properly through and beyond the year 2000. Including systems that service the Dealer Products Group and HCFP, we have:

•	four loan processing systems;

•	three lease processing systems;

•	a factoring system; and

•	systems for general ledger processing, payroll, accounts payable, fixed assets, treasury and other smaller applications.

             We also addressed the impact of the Year 2000 issue on our consolidated international subsidiaries and our international joint venture companies. As a result of the risk assessment completed with respect to these international companies in 1998, significant remediation activity and additional readiness validation were completed in 1999. During the first quarter of 1999, we engaged an independent consultant to conduct site visits and a limited scope review of overall Year 2000 preparedness activities at certain of our international companies.

             In addition to information technology systems, we assessed and monitored potential Year 2000 impacts on our material vendors and borrowers, as well as Year 2000 issues relating to environmental factors such as facilities and general utilities. With respect to borrowers, a Year 2000 risk assessment was incorporated into our underwriting and portfolio management activities in order to evaluate exposure due to any lack of compliance on the part of borrowers. Finally, we incorporated Year 2000 contingency planning into our overall business resumption program in consideration of facilities and other environmental factors as well as with respect to mission-critical processes.

             We incurred approximately $18 million to date of expenses related to the Year 2000 issue and estimate that we will incur insignificant additional expenses relating to the issue. We expensed remediation, compliance, maintenance and modification costs as incurred.

             We continue to bear some risk related to the Year 2000 issue, although we believe such risk to be immaterial. We are not aware of any continuing contingencies, but we could be materially adversely affected if third parties with whom we have material relationships (e.g., vendors, including those providing outsourced technology services such as mainframe and application support, borrowers and power companies) did not or do not appropriately address their own Year 2000 compliance issues.

Cautionary Note Regarding Forward-Looking Statements

             This Form 10-K Annual Report and the information incorporated by reference in it includes or will include forward-looking statements, as defined in Section 27A of the Securities Act and Section 21E of the Exchange Act, that reflect our current expectations regarding our future results of operations, performance and achievements. We intend for these forward-looking statements to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have tried to identify these forward-looking statements by using words such as anticipates, believes, estimates, expects, plans, intends and other similar expressions. These forward-looking statements are based on information currently available to us and are subject to risks, uncertainties and contingencies which could cause our actual results, performance or achievements for 2000 and beyond to differ materially from those expressed in, or implied by these statements.

             These risks, uncertainties and contingencies include, but are not limited to, the following:

•	the success or failure of our efforts to implement our business strategy;

•	effects of economic conditions in the real estate markets, the capital markets or other markets or industries we serve and the performance of borrowers;

•
changes in the volume and mix of interest earning assets, the level of interest rates earned on those assets, the volume of interest-bearing liabilities and the level of interest rates paid on those interest-bearing liabilities;

•	currency exchange rate fluctuations, economic conditions and competition in international markets, and other international factors;

•	actions of our competitors and our ability to respond to those actions;

•	the cost of our capital, which depends in part on our portfolio quality, ratings, prospects and outlook and general market conditions;

•	the adequacy of our allowance for losses of receivables;

•	our ability to attract and retain qualified and experienced management, sales and credit personnel; and

•	changes in governmental regulations, tax rates and similar matters.

             You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

             See Item 1. —Risk Management.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HELLER FINANCIAL, INC. AND SUBSIDIARIES

MANAGEMENT REPORT ON RESPONSIBILITY FOR FINANCIAL REPORTING

             The management of Heller Financial, Inc. and its subsidiaries (the Company) is responsible for the preparation, integrity and objectivity of the accompanying consolidated financial statements. The statements were prepared in accordance with generally accepted accounting principles reflecting, where applicable, management’s best estimates and judgments. The other financial information in the December 31, 1999 annual report filed on Form 10-K is consistent with that contained in the consolidated financial statements.

             The Company’s consolidated financial statements have been audited by Arthur Andersen LLP, independent public accountants. Arthur Andersen LLP is engaged to audit the consolidated financial statements and conducts such tests and related procedures as it deems necessary in conformity with generally accepted auditing standards. The opinion of the independent auditors, based upon their audits of the consolidated financial statements, is contained in this Form 10-K. Management has made available to Arthur Andersen LLP all the Company’s financial records and related data, as well as the minutes of the stockholders’ and directors’ meetings.

             Management is responsible for establishing and maintaining a system of internal accounting controls and procedures to provide reasonable assurance that assets are safeguarded and that transactions are authorized, recorded and reported properly. The internal accounting control system is augmented by a program of internal audits and appropriate reviews by management, written policies and guidelines and careful selection and training of qualified personnel. Management considers the internal auditors’ and Arthur Andersen LLP’s recommendations concerning the Company’s system of internal accounting controls and takes action in a cost-effective manner to appropriately respond to these recommendations. Management believes that the Company’s internal accounting controls provide reasonable assurance that assets are safeguarded against material loss from unauthorized use or disposition and that the financial records are reliable for preparing financial statements and other data and for maintaining accountability of assets.

             Management also recognizes its responsibility for fostering a strong ethical climate so that the Company’s affairs are conducted according to high standards of personal and corporate conduct. This responsibility is characterized and reflected in the Company’s code of ethical business practices, which is publicized throughout the Company. The code of ethical business practices addresses, among other things, the need for open communication within the Company, potential conflicts of interest, compliance with all domestic and foreign laws, including those relating to financial disclosure, and the confidentiality of proprietary information.

Richard J. Almeida
Chairman and Chief Executive Officer

Lauralee E. Martin
Executive Vice President and Chief Financial Officer

Lawrence G. Hund
Executive Vice President, Controller and Chief Accounting Officer

HELLER FINANCIAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Heller Financial, Inc.:

             We have audited the accompanying consolidated balance sheets of HELLER FINANCIAL, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

             In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heller Financial, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Chicago, Illinois
             January 18, 2000
                 (except with respect to Note 26, as to
                 which the date is February 15, 2000)

HELLER FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	1999	1998
	(in millions)
ASSETS
Cash and cash equivalents	$ 516	$ 529
Receivables (Note 6)
Commercial loans
Term loans	4,652	3,233
Revolving loans	2,055	1,832
Real estate loans	2,405	1,718
Factored accounts receivable	2,708	2,543
Equipment loans and leases	2,975	2,528

Total receivables	14,795	11,854
Less: Allowance for losses of receivables (Note 6)	316	271

Net receivables	14,479	11,583
Equity and real estate investments (Note 7)	737	652
Debt securities (Note 7)	549	365
Operating leases (Note 7)	508	321
Investments in international joint ventures (Note 7)	219	235
Goodwill (Note 7)	481	269
Other assets (Note 7)	484	412

Total assets	$17,973	$14,366

LIABILITIES AND STOCKHOLDERS’ EQUITY
Senior debt (Note 8)
Commercial paper and short-term borrowings	$ 5,202	$ 3,681
Notes and debentures	8,630	6,768

Total debt	13,832	10,449
Credit balances of factoring clients	993	1,441
Other payables and accruals	790	504

Total liabilities	15,615	12,394
Minority interest	11	10
Stockholders’ equity (Notes 12 and 13)
Non-redeemable preferred stock (Note 12)	400	400
Class A Common Stock ($.25 par; 500,000,000 shares authorized; 46,320,888 shares issued and 45,953,214 shares outstanding) (Notes 2 and 14)	12	10
Class B Common Stock ($.25 par; 300,000,000 shares authorized; 51,050,000 shares issued and outstanding) (Note 2)	13	13
Additional paid in capital	1,626	1,435
Retained earnings	332	111
Treasury stock (367,674) (Note 14)	(9)	(8)
Accumulated other comprehensive income	(27)	1

Total stockholders’ equity	2,347	1,962

Total liabilities and stockholders’ equity	$17,973	$14,366

The accompanying Notes to Consolidated Financial Statements
are an integral part of these statements.

HELLER FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
	1999	1998	1997
	(in millions)
Interest income	$1,197	$1,047	$924
Interest expense	685	624	516

Net interest income	512	423	408
Fees and other income (Note 15)	286	206	206
Factoring commissions	119	124	104
Income of international joint ventures	35	30	36

Operating revenues	952	783	754
Operating expenses (Note 16)	456	399	357
Provision for losses (Note 6)	136	77	164
Gain on sale of Commercial Services assets (Note 5)	79	—	—
Restructuring charge (Note 17)	—	17	—

Income before taxes and minority interest	439	290	233
Income tax provision (Note 19)	154	93	66
Minority interest	1	4	9

Net income	$ 284	$ 193	$158

Dividends on preferred stock	$ 28	$ 21	$ 14

Net income applicable to common stock	$ 256	$ 172	$144

Basic net income applicable to common stock per share (Note 20)	$ 2.75	$ 2.23	$2.82

Diluted net income applicable to common stock per share (Note 20)	$ 2.74	$ 2.23	$2.82

Pro forma basic net income applicable to common stock per share (Note 20)	$ 2.75	$ 1.92	$1.60

Pro forma diluted net income applicable to common stock per share (Note 20)	$ 2.74	$ 1.91	$1.60

The accompanying Notes to Consolidated Financial Statements
are an integral part of these statements.

HELLER FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	1999	1998	1997
	(in millions)
OPERATING ACTIVITIES
Net income	$ 284	$ 193	$ 158
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses	136	77	164
Losses from equity investments	21	33	50
Amortization and depreciation	46	25	23
Provision for deferred tax asset (benefit)	40	33	(19)
Increase in accounts payable and accrued liabilities	206	2	29
Undistributed income of international joint ventures	(21)	(20)	(19)
Increase in interest payable	25	21	11
Other	5	(4)	9

Net cash provided by operating activities	742	360	406
INVESTING ACTIVITIES
Increase in longer-term loans
Due to HCFP acquisition	(535)	—	—
Due to Dealer Products Group acquisition	—	(579)	—
Due to fundings	(7,334)	(6,486)	(5,311)
Collections of principal	2,476	2,810	2,904
Loan sales, securitizations and syndications	2,425	4,068	2,238
Net (increase) decrease in short-term loans and advances to factoring clients
Due to Sale of HCS assets	334	—	—
Due to consolidation of Factofrance	—	—	(1,018)
Other	(1,066)	(874)	(526)
Investment in operating leases
Due to Dealer Products Group acquisition	—	(35)	—
Other	(278)	(170)	(119)
Investment in equity interests and other investments	(447)	(536)	(369)
Goodwill and non-competition agreement from acquisitions	(238)	(187)	(96)
Sales of investments and equipment on lease	337	362	365
Other	48	(54)	26

Net cash used for investing activities	(4,278)	(1,681)	(1,906)
FINANCING ACTIVITIES
Senior note issues	4,805	2,780	2,599
Retirement of notes and debentures	(2,932)	(2,020)	(1,411)
Increase (decrease) in commercial paper and other short-term borrowings
Due to consolidation of Factofrance	—	—	966
Other	1,521	249	(279)
Net proceeds from preferred stock issuance	—	122	147
Net proceeds from common stock issuance	192	991	—
Repurchase of Class A Common Stock (Note 14)	(2)	(8)	—
Net (increase) decrease in advances to affiliates	6	(32)	49
Dividends paid on preferred and common stock	(62)	(1,027)	(57)
Other	(5)	(26)	11

Net cash provided by financing activities	3,523	1,029	2,025
Increase (decrease) in cash and cash equivalents	(13)	(292)	525
Cash and cash equivalents at the beginning of the year	529	821	296

Cash and cash equivalents at the end of the year	$ 516	$ 529	$ 821

The accompanying Notes to Consolidated Financial Statements
are an integral part of these statements.

HELLER FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Non-Re- deemable Preferred Stock (Note 12)	Class A Common Stock (Note 2)	Class B Common Stock (Note 2)	Treasury Stock (Note 14)	Add’l Paid In Capital	Accum. Other Compre- hensive Income	Retained Earnings	Total	Compre- hensive Income
	(in millions)
BALANCE AT DECEMBER 31, 1996	$125	—	$13	—	$ 675	$ (1)	$655	$1,467
Comprehensive Income:
Net income	—	—	—	—	—	—	158	158	$158
Other comprehensive income, net of tax:
Unrealized loss on securities, net of tax of $ (2)	—	—	—	—	—	—	—	(5)	(5)
Foreign currency translation adjustments, net of tax of $ (17)	—	—	—	—	—	—	—	(6)	(6)

Other comprehensive income	—	—	—	—	—	(11)	—	—	(11)

Comprehensive income	—	—	—	—	—	—	—	—	$147

Issuance of Noncumulative Perpetual Senior Preferred Stock, Series B	150	—	—	—	(3)	—	—	147
Preferred stock dividends (Notes 12 and 13)	—	—	—	—	—	—	(14)	(14)
Common stock dividends (Note 13)	—	—	—	—	—	—	(69)	(69)

BALANCE AT DECEMBER 31, 1997	$275	—	$13	—	$ 672	$(12)	$730	$1,678
Comprehensive Income:
Net income	—	—	—	—	—	—	193	193	$193
Other comprehensive income, net of tax:
Unrealized gain on securities, net of tax of $7	—	—	—	—	—	—	—	14	14
Foreign currency translation adjustments, net of tax benefit of $17	—	—	—	—	—	—	—	(1)	(1)

Other comprehensive income	—	—	—	—	—	13	—	—	13

Comprehensive income	—	—	—	—	—	—	—	—	$206

Issuance of Noncumulative Perpetual Senior Preferred Stock, Series D	125	—	—	—	(3)	—	—	122
Issuance of Class A Common Stock (Note 2)	—	10	—	—	981	—	—	991
Repurchase of Class A Common Stock (Note 14)	—	—	—	(8)	—	—	—	(8)
Preferred stock dividends (Notes 12 and 13)	—	—	—	—	—	—	(21)	(21)
Common stock dividends (Notes 2 and 13)	—	—	—	—	(215)	—	(791)	(1,006)

BALANCE AT DECEMBER 31, 1998	$400	$10	$13	$ (8)	$1,435	$ 1	$111	$1,962
Comprehensive Income:
Net income	—	—	—	—	—	—	284	284	$284
Other comprehensive income, net of tax:
Unrealized loss on securities, net of tax benefit of $8	—	—	—	—	—	—	—	(15)	(15)
Foreign currency translation adjustments, net of tax of $ (56)	—	—	—	—	—	—	—	(13)	(13)

Other comprehensive income	—	—	—	—	—	(28)	—	—	28

Comprehensive income	—	—	—	—	—	—	—	—	$256

Issuance of Class A Common Stock (Note 2)	—	2	—	—	190	—	—	192
Repurchase of Class A Common Stock (Note 14)	—	—	—	(1)	—	—	(1)	(2)
Vesting of Restricted Shares	—	—	—	—	1	—	—	1
Preferred stock dividends (Notes 12 and 13)	—	—	—	—	—	—	(28)	(28)
Common stock dividends (Notes 2 and 13)	—	—	—	—	—	—	(34)	(34)

BALANCE AT DECEMBER 31, 1999	$400	$12	$13	$ (9)	$1,626	$(27)	$332	$2,347

             The accumulated other comprehensive income balance included $7 million, $22 million and $8 million of unrealized gains on securities available for sale at December 31, 1999, 1998 and 1997, respectively. Accumulated other comprehensive income also included deferred foreign currency translation adjustments, net of tax, of $(34) million, $(21) million and $(20) million at December 31, 1999, 1998 and 1997, respectively.

The accompanying Notes to Consolidated Financial Statements
are an integral part of these statements.

HELLER FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

    Description of the Reporting Entity —

             Heller Financial, Inc. (including its consolidated subsidiaries, Heller or the Company, which may be referred to as we, us or our) furnishes commercial finance services to businesses in the United States and invests in and operates commercial finance companies throughout the world. We provide our products and services to mid-sized and small businesses principally through two business segments, (1) Domestic Commercial Finance and (2) International Factoring and Asset Based Finance. The Domestic Commercial Finance segment is comprised of five business units: (i) Heller Corporate Finance (Corporate Finance), (ii) Heller Real Estate Financial Services (Real Estate Finance), (iii) Heller Leasing Services (Leasing Services), (iv) Heller Small Business Finance (Small Business Finance), and (v) Heller Healthcare Finance (Healthcare Finance). Our International Factoring and Asset Based segment, managed by our wholly-owned subsidiary, Heller International Group, Inc. (International Group), provides international factoring and asset based financing to medium size and small companies.

             Prior to 1998, all of our common stock was owned by Heller International Corporation (HIC), a wholly-owned subsidiary of The Fuji Bank, Limited (Fuji Bank), of Tokyo, Japan. In addition, Fuji Bank directly owned 21% of the outstanding shares of International Group. We owned the remaining 79% of the outstanding shares of International Group.

             Effective January 1998, in order to combine its United States non-bank operations under one holding company, Fuji Bank formed Fuji America Holdings, Inc. (FAHI), and transferred ownership of the Company from HIC to FAHI.

             In May 1998, we issued 38,525,000 shares of Class A Common Stock in an initial public offering (the Offering). During 1998, we also issued 509,019 shares of restricted Class A Common Stock to management. After the Offering and the issuance of shares to management, there were 90,080,912 shares of common stock issued, resulting in FAHI owning 79% of the voting interest and 57% of the economic interest of Heller’s issued common stock. See Note 2—Initial Public Offering—for more details. In May 1998, we also purchased the 21% interest held by Fuji Bank in International Group and we now own 100% of International Group.

             In July 1999, we issued 7.3 million shares of Class A Common Stock in conjunction with the HealthCare Financial Partners acquisition. See Note 4 —HealthCare Financial Acquisition—for more details. Our issuance of common stock related to this transaction reduced FAHI’s ownership interest in Heller from 57% to 52%.

    Basis of Presentation —

             The accompanying consolidated financial statements include the accounts of the Company and our majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. We account for investments in affiliated companies owned 50% or less using the equity method. We have included certain temporary interests in investments and carry those temporary investments at cost.

    Use of Estimates—

             Preparing financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions. These estimates and assumptions may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the financial statement date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Cash and Cash Equivalents —

             Cash and cash equivalents consist of cash deposits maintained in banks and short-term debt securities with original maturities of less than 60 days.

    Receivables—

             We present receivables net of unearned income, which generally includes deferred loan origination and commitment fees and direct loan origination costs. We also include in unearned income other amounts attributed to the fair value of equity interests and other investments received in connection with certain financings. We amortize the unearned income to interest income using the effective interest method over the life of the related loan, lease or commitment period.

             We originate certain loans, which may be syndicated or portions sold to participants, to manage borrower, industry or product concentrations. We present these receivables net of unearned income. In the event we sell a portion of a loan we had originated, any deferred fees or discounts relating to the portion sold are recognized in interest income. For loan sales that qualify as participations, we recognize income when the participation is complete.

             We review income recognition on an account by account basis. We evaluate collateral regularly, primarily by assessing the related current and future cash flow streams to estimate the value of the equipment, or by assessing the value of the property underlying the receivable. We classify loans as nonearning and we suspend all interest and unearned income amortization when there is significant doubt as to the ability of the debtor to meet current contractual terms. Numerous factors including loan covenant defaults, deteriorating loan-to-value relationships, delinquencies greater than 90 days, the sale of major income generating assets or other major operational or organizational changes may lead to income suspension. We may restore a nonearning account to earning status if all delinquent principal and interest have been paid under the original contractual terms or the account has been restructured and has demonstrated both the capacity to service the amended terms of the debt and has adequate loan to value coverage.

    Allowance for Losses—

             We maintain an allowance for losses of receivables based upon our estimate of probable losses inherent in our receivables portfolio at year-end. The allowance for losses of receivables is established through direct charges to income. We charge losses to the allowance when we deem all or a portion of a receivable to be impaired and uncollectible as determined by account management procedures. These procedures include assessing how the borrower is affected by economic and market conditions, evaluating operating performance and reviewing loan-to-value relationships. We measure impaired receivables based on the present value of expected future cash flows discounted at the receivable’s effective interest rate, at the observable market price of the receivable or at the fair value of the collateral if the receivable is collateral dependent. When the recorded balance of an impaired receivable exceeds the relevant measure of value, we record impairment through an increase in the provision for losses.

             We evaluate the allowance for losses on a quarterly basis. We review nonearning assets and loans with certain loan grading characteristics to determine if there is a potential risk of loss under varying performance scenarios. We aggregate the potential loss estimates for these individual loans and add them to a general allowance requirement, which reflects our estimates of inherent losses within our lending portfolio. We base these estimates on general economic factors, related industry performance, historical losses and other judgmental factors. We then compare this total allowance requirement to the existing allowance for losses and we make adjustments, if necessary.

    Securitized Receivables —

             We have securitized and sold to investors certain commercial mortgage, equipment and small business loans and leases. In the securitization process, originated loans are sold to trusts. The trusts then issue asset-backed securities to investors. In accordance with Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, as amended by Statement of Financial Accounting Standards No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, collectively referred to as SFAS 125, after a transfer of financial assets, an entity:

•	recognizes the financial and servicing assets it controls and the liabilities it has incurred;

•	derecognizes financial assets when control has been surrendered; and

•	derecognizes liabilities when extinguished.

             SFAS 125 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Securitizations of finance receivables are accounted for as sales when legal and effective control over the related receivables is surrendered. Servicing assets or liabilities are recognized when the servicing rights are retained by the seller and when servicing fees vary from market rates.

             In accordance with SFAS 125, when we sell the loans in a securitization, we recognize a gain for the difference between the net proceeds received and the allocated carrying value of the receivables sold, based on relative fair values. If we do not retain any interest in the transaction and sell all of the securities to third party investors on a nonrecourse basis, our gain equals the net proceeds on the transaction less the carrying value of the securities sold. We classify retained securities as debt securities available for sale. These interests are recorded at their estimated fair market value based on estimated future cash flows discounted at a market rate of interest and adjusted for any recourse obligations. Assumptions used in estimating future cash flows are based on a combination of our historical experience, current and forecasted trends and external data. Retained securities are periodically reviewed for impairment. We record any gain recognized in fees and other income. In general, we do not establish servicing assets or liabilities because, in securitization transactions to date, we have earned servicing fees that are considered consistent with market rates.

    Investments in Joint Ventures —

             Our investments in unconsolidated joint ventures represent investments in companies with operations in 15 foreign countries. We use the equity method of accounting for these investments. Under this method, we recognize our share of the earnings or losses of the joint venture in the period in which they are earned. We record these amounts as income of international joint ventures in our consolidated statements of income. Dividends received from joint ventures reduce the carrying amount of the investment.

    Investments—

             Equity Interests and Investments—We carry at cost investments in warrants, certain common and preferred stocks and certain equity investments, which are not subject to the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. We periodically review the valuation of all of these investments and we write down the investment balance to reflect declines in value determined to be other than temporary. We record any gains or losses recognized upon sale or write-down of these investments as a component of fees and other income. We account for certain other equity investments in limited partnership under the equity method of accounting in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, and record income on these investments based on financial information received from fund managers.

             Equipment on Lease—We record aircraft and equipment under operating lease at cost and depreciate them over their estimated useful lives using the straight line method for financial reporting purposes and accelerated methods for tax purposes. We report rental revenue over the lease term as it is earned according to the provisions of the lease.

             Available for Sale and Held to Maturity Securities—We carry at fair value our available for sale securities using the specific identification method. We record any unrealized gains or losses in stockholders’ equity, net of related taxes. We record our held to maturity securities at amortized cost. We may write down to fair value available for sale and held to maturity securities to reflect declines in value determined to be other than temporary. We include the amount of any writedown in fees and other income.

             Real Estate Investments—We provide financing through certain real estate loan arrangements that are recorded as acquisition, development and construction investment transactions. We only recognize income when we have received cash in excess of the investment’s carrying amount.

             Repossessed Assets—Assets that we have legally acquired in satisfaction of receivables are carried at fair value less selling costs and are included in other assets. After repossession, we expense operating costs and apply cash receipts to reduce the asset balance.

             Goodwill—We record as goodwill the excess of an entity ’s acquisition cost over the fair value of the acquired entity’s net assets and any identifiable intangibles. We amortize goodwill on a straight-line basis over the acquisition’s expected beneficial period not to exceed 25 years.

    Income Taxes—

             From January 1998 through the date of the Offering, Heller was included in FAHI’s consolidated United States federal income tax return. Subsequent to the Offering and in 1999, we filed our own United States federal income tax return. We record future tax benefits as soon as we believe the benefits will be realized.

             International Group filed a separate United States federal income tax return through April 1998. After that date, International Group is included in Heller’s consolidated United States federal income tax return.

    Derivative Financial Instruments —

             We use derivatives as an integral part of asset/liability management to reduce the overall level of financial risk arising from normal business operations. These derivatives are used to:

•	diversify sources of funding;

•	alter interest rate exposure arising from mismatches between assets and liabilities; and

•	manage exposure to fluctuations in foreign exchange rates.

             We do not trade in derivative securities, nor do we use speculative derivative products to generate earnings from changes in market conditions.

             Before entering into a derivative transaction, we determine that a high correlation exists between the change in value of the hedged item and the value of the derivative. At the inception of each transaction, derivatives are designated or matched to specific assets, pools of assets or liabilities. After inception of a hedge, asset/liability managers monitor its effectiveness through an ongoing review of the amounts and maturities of assets, liabilities and derivative positions. This information is reported to our Financial Risk Management Committee (FRMC) whose members include our Chairman, Chief Financial Officer and Treasurer. The FRMC determines the direction the Company will take with respect to our financial risk position and regularly reviews interest rate sensitivity, foreign exchange exposure, funding needs and liquidity. Our financial risk position and the related activities of the FRMC are reported regularly to the Executive Committee of the Board of Directors and to the Board of Directors.

             We enter into interest rate swap agreements to modify the interest characteristics of our outstanding assets and liabilities to limit exposure to changes in interest rates. Our interest rate swap agreements are designated as hedges of their underlying assets and liabilities. We generally hold our interest rate swap agreements to maturity. Any differential paid or received, as interest rates change, is accrued and recognized as an adjustment in interest expense or interest income over the agreement’s life. Any amount payable to or receivable from counter-parties is recorded in other liabilities or other assets. Gains or losses on terminated interest rate swaps that hedged underlying assets or obligations are amortized to interest income or interest expense over the remaining life of the underlying asset or obligation. If the underlying asset or obligation is sold, we recognize the gain or loss related to closing the swap currently in income.

             We also periodically enter into forward currency exchange contracts. These financial instruments serve as hedges of our foreign investment in international subsidiaries and joint ventures. They also serve to effectively hedge the translation of the related foreign currency income. Through these contracts, we primarily sell the local currency and buy U.S. dollars. Gains or losses on terminated forward currency exchange contracts, which were hedges of net investments in a foreign subsidiary or joint venture, continue to be deferred and are recognized when the international investment is sold or substantially liquidated. Gains or losses resulting from translation of foreign currency financial statements and the related effects of the hedges of net investments in joint ventures and subsidiaries outside the United States, are accumulated in stockholders’ equity, net of related taxes, until the international investment is sold or substantially liquidated. The change in fair value of contracts, which serve to effectively hedge the translation of foreign currency income, is included in the determination of net income.

    Stock Based Compensation —

             We account for stock option and stock awards in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). In accordance with APB 25, no compensation expense is recognized for stock options or awards issued under our stock incentive plan as the exercise price of the stock options equaled the market value on the grant dates.

             The restricted stock we issued during 1999 and 1998 was recorded as deferred compensation at the issue price or the fair market value on grant date and is amortized to compensation expense on a straight-line basis over the applicable vesting periods.

    Reclassifications—

             We have reclassified certain prior year amounts to conform to the current year’s presentation.

2. Initial Public Offering

             In May 1998, we issued 38,525,000 shares of Class A Common Stock in an initial public offering (the Offering). We received net proceeds of $986 million. Of that amount, we repaid our indebtedness of a $450 million subordinated note to FAHI. The note was issued February 24, 1998 for a previously declared dividend to FAHI. We also used $533 million to pay a cash dividend to FAHI. Our 51,050,000 outstanding Class B Common Shares are held by FAHI. In addition, we issued 509,019 shares of restricted Class A Common Stock to management during 1998.

             The holders of our Class A Common Stock are entitled to one vote per share. The holders of our Class B Common Stock are entitled to three votes per share (except that the outstanding shares of Class B Common Stock may never represent more than 79% of the combined voting power of all outstanding shares of the Company’s voting stock).

             After the Offering and the issuance of shares to management, we had 90,080,912 shares of common stock issued resulting in FAHI owning 79% of the voting interest and 57% of the economic interest of our issued common stock. Prior to May 1998, FAHI owned 100% of our issued and outstanding common stock. FAHI’s ownership is now 52%.

             In anticipation of an initial public offering, we amended our Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock. We have the authority to issue up to 852 million shares of stock including:

•	2 million shares designated as Preferred Stock with no par value;

•	50 million shares designated as Senior Preferred Stock with a par value of $0.01 per share; and

•	800 million shares designated Common Stock with a par value of $0.25 per share.

             Our Certificate of Incorporation, as amended, now authorizes two classes of Common Stock, Class A Common Stock and Class B Common Stock. We have retroactively reflected the authorization of the two classes of Common Stock in our consolidated financial statements.

3. Acquisition of the Dealer Products Group

             On November 30, 1998, we acquired, through our subsidiaries, the U.S. assets of the Dealer Products Group of Dana Commercial Credit Corporation and the stock of the Dealer Products Group’s international subsidiaries (collectively, Dealer Products Group) for $775 million. The purchase price includes the assumption and repayment of approximately $260 million of the international subsidiaries’ debt. The U.S. and international subsidiaries of the Dealer Products Group provide customized leasing and financing to commercial enterprises primarily for the acquisition of computer and telecommunications equipment. The Dealer Products Group is a recognized leader in the leasing industry and has operations in the United States, Canada, United Kingdom, Germany, Switzerland and France.

             We accounted for the acquisition using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, Business Combinations. Goodwill from the acquisition totaled $190 million and is being amortized over 25 years.

             The following table presents unaudited pro forma combined income statements of Heller and the Dealer Products Group for the years ended December 31, 1999 and 1998. The pro forma combined income statements are presented as if the acquisition had been effective January 1, 1998. The combined historical results of operations of Heller and the Dealer Products Group for 1999 and 1998 have been adjusted to reflect the amortization of goodwill and the costs of financing for the transaction. We have presented the following table for informational purposes only. It does not necessarily indicate our future operating results or the operating results that would have occurred had the acquisition been effective in the periods presented.

	For the Year Ended December 31,
	1999	1998
	(in millions) (unaudited)
Interest income	$1,197	$1,116
Interest expense	685	663

Net interest income	512	453
Fees and other income	286	217
Factoring commissions	119	124
Income of international joint ventures	35	30

Operating revenues	952	824
Operating expenses	456	435
Provision for losses	136	87
Gain on sale of Commercial Services assets	79	—
Restructuring charge	—	17

Income before income taxes and minority interest	439	285
Income tax provision	154	89
Minority interest	1	4

Net income	$ 284	$ 192

4. HealthCare Financial Partners, Inc. Acquisition

             On July 28, 1999 we acquired HealthCare Financial Partners, Inc. (HCFP) for approximately $475 million. We paid 41% of the purchase price in the form of our Class A Common Stock and 59% in cash. We issued approximately 7.3 million Class A Common Shares for the transaction, which reduced FAHI’s ownership interest in Heller from 57% to 52%. In addition, we issued options to purchase 1.1 million shares of our Class A Common Stock at prices ranging from $2 to $37 per share to replace stock options previously held by HCFP employees for HCFP common stock. HCFP is a rapidly growing commercial finance company exclusively focused on providing secured financing to small- and mid-sized health care providers throughout the United States.

             We accounted for the acquisition using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, Business Combinations. Goodwill from the transaction totaled approximately $235 million and will be amortized over 25 years. Our 1999 consolidated statement of income includes HCFP’s operating results since the acquisition date.

             The following table presents the unaudited pro forma combined income statements of the Company and HCFP for the year ended December 31, 1999 and 1998. The pro forma combined income statements are presented as if the acquisition had been effective January 1, 1998. The combined historical operating results of the Company and HCFP for 1999 and 1998 have been adjusted to reflect goodwill amortization and financing costs for the transaction. We have presented the following table for informational purposes only. It does not necessarily indicate our future operating results or the operating results that would have occurred had the acquisition been effective in the periods presented.

	For the Year Ended December 31,
	1999	1998
	(in millions) (unaudited)
Interest income	$1,239	$1,105
Interest expense	694	640

Net interest income	545	465
Fees and other income	289	212
Factoring commissions	119	124
Income of international joint ventures	35	30

Operating revenues	988	831
Operating expenses	477	421
Provision for losses	142	81
Gain on sale of Commercial Services assets	79	—
Restructuring charge	—	17

Income before income taxes and minority interest	448	312
Income tax provision	157	102
Minority interest	1	4

Net income	$ 290	$ 206

5. Commercial Services Sale

             On December 1, 1999, we sold the assets of our Commercial Services unit, part of our Domestic Commercial Finance segment for approximately $454 million in cash. The sale consisted of $911 million of factored accounts receivable and the assumption of $577 million of liabilities due to factoring clients.

             The premium on the transaction to Heller was reduced by $41 million of costs incurred to exit the domestic factoring business. Of this amount, $21 million was related to severance benefits and other related compensation costs incurred for termination of approximately 19% of our domestic employees. In addition, we incurred expenses for transaction costs, termination of third party contracts such as facility leases and vendor contracts, asset impairment charges, recourse provisions and certain other costs directly attributable to the sale. The transaction resulted in a pre-tax gain of $79 million and an after tax gain of $48 million.

             Upon completion of the sale, we terminated our domestic factored accounts receivable sale facility.

             Of the total costs incurred in this transaction, $21 million is recorded as a liability of Heller as of December 31, 1999, including $15 million for severance benefits and other related compensation costs. Most of these costs will be paid out by June 2000.

6. Lending Assets

             Lending assets includes receivables and repossessed assets.

             At December 31, 1999 we had domestic commercial finance receivables of $12 billion and international factoring and asset based finance receivables of $2.8 billion. The international receivables included factored accounts receivable of $2.4 billion relating to Factofrance and $400 million from our other foreign consolidated subsidiaries. Total receivables at December 31, 1998 consist of $9.5 billion of domestic receivables and $2.4 billion of foreign receivables.

    Diversification of Credit Risk —

             Concentrations of lending assets of 5% or more at December 31, 1999 and 1998, based on the standard industrial classification of the borrower, are as follows:

	December 31,
	1999		1998
	Amount	Percent	Amount	Percent
	(dollars in millions)
Automotive	$1,325	9%	$667	6%
Computers	938	6	811	7
Department and general merchandise retail stores	877	6	935	8
Health services	864	6	202	2
Transportation	661	4	666	6
Food, grocery and miscellaneous retail	642	4	650	5
General industrial machines	599	4	732	6

             The automotive category is primarily comprised of:

•	auto parts distributors and wholesalers;

•	resale and leasing services in the automotive and aircraft industries; and

•	maintenance services for automotive and aircraft parts.

             The computers category consists of the following classifications:

•	software/hardware distributors and manufacturers;

•	plastic component manufacturers; and

•	disk drive designers.

             The department and general merchandise retail stores category is primarily comprised of factored accounts receivable which represent short-term trade receivables from numerous customers. The total of this category decreased in 1999 due to the sale of the assets of our Commercial Services unit.

             The health services category is primarily comprised of revolving and term facilities with small- and mid-sized health care providers. The increase in this category from 1998 is due to the acquisition of HCFP.

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

    Contractual Maturity of Loan Receivables —

             The following table presents the contractual maturities of our receivables at December 31, 1999. This information should not be regarded as a forecast of cash flows (in millions):

	2000	2001	2002	2003	2004	After 2004	Total
Commercial loans	$ 933	$ 743	$ 949	$ 739	$ 775	$2,568	$ 6,707
Real estate loans	289	340	563	121	123	969	2,405
Factored accounts receivable	2,708	—	—	—	—	—	2,708
Equipment loans and leases	552	532	438	352	339	762	2,975

Total	$4,482	$1,615	$1,950	$1,212	$1,237	$4,299	$14,795

             Commercial loans consist principally of senior loans secured by receivables, inventory or property plant and equipment. Real estate loans are principally collateralized by first mortgages on commercial and residential real estate. Factored accounts receivable are purchased from clients and we provide credit and collection services in return for a commission. Equipment loans and leases are secured by the underlying equipment and we may have at least partial recourse to the equipment vendor. Of the loans maturing after 2000, $3.7 billion have fixed interest rates and $6.6 billion have floating interest rates.

    Impaired Receivables, Repossessed Assets, and Troubled Debt Restructurings—

             We do not recognize interest and fee income on impaired receivables or repossessed assets, both of which are classified as nonearning, as set forth in the following table:

	December 31,
	1999	1998
	(dollars in millions)
Impaired receivables	$204	$208
Repossessed assets	24	3

Total nonearning assets	$228	$211

Ratio of total nonearning assets to total lending assets	1.5%	1.8%

             Nonearning assets included $32 million and $26 million in 1999 and 1998, respectively, for our International Factoring and Asset Based Finance Segment.

              The average investment in nonearning impaired receivables was $214 million, $160 million and $236 million for the years ended December 31, 1999, 1998 and 1997, respectively.

             We had $14 million of loans that are considered troubled debt restructurings at December 31, 1999 and December 31, 1998.

             The following table indicates the effect on income if interest on nonearning impaired receivables and troubled debt restructurings outstanding at year-end had been recognized at original contractual rates during the year:

	For the Year Ended			For the Year Ended
	December 31,			December 31,
	1999	1998	1997	1999	1998	1997
	Domestic			Foreign
	(in millions)
Interest income which would have been recorded	$12	$15	$16	$20	$15	$12
Interest income recorded	2	4	3	—	—	1

Effect on interest income	$10	$11	$13	$20	$15	$11

    Loan Modifications—

             At December 31, 1999, there were no loans that were restructured and returned to earning status.

    Allowance for Losses—

             The changes in the allowance for losses of receivables and repossessed assets were as follows:

	For the Year Ended December 31,
	1999	1998	1997
	(in millions)
Balance at the beginning of the year	$271	$261	$225
Provision for losses	136	77	164
Writedowns	(116)	(145)	(169)
Recoveries	18	64	23
Factofrance consolidation	—	—	18
Dealer Products Group acquisition	—	18	—
HCFP acquisition	7	—	—
Sale of HCS assets	(2)	—	—
Transfers and other	2	(4)	—

Balance at the end of the year	$316	$271	$261

              Impaired receivables with identified reserve requirements were $177 million and $136 million at December 31, 1999 and 1998, respectively.

	December 31,
	1999	1998
	(dollars in millions)
Identified reserve requirements for impaired receivables	$ 44	$ 44
Additional allowance for losses of receivables	272	227

Total allowance for losses of receivables	$316	$271

Ratio of total allowance for losses of receivables to nonearning impaired receivables	155%	130%

7. Investments and Other Assets

    Equity and Real Estate Investments —

             The following table sets forth a summary of the major components of our equity and real estate investments (in millions):

	December 31,
	1999	1998
Real estate investments	$235	$271
Equity interests and investments	418	258
Available for sale equity securities	84	88

Total equity and real estate investments	$737	$617

             Real estate investments are acquisition, development and construction investment transactions. At December 31, 1999, we held investments in 173 projects with balances ranging up to approximately $9 million.

             Equity interests and investments principally include common stock, preferred stock, warrants and investments in limited partnerships.

             The available for sale equity securities are principally comprised of shares of common stock. Net unrealized holding gains on these securities were $30 million and $52 million at December 31, 1999 and 1998, respectively, and are recorded in stockholders’ equity on a net of tax basis.

    Debt Securities—

             The Company’s debt securities are all available for sale debt securities and include purchased investments in debt securities and $107 million of securities retained in connection with our various securitizations. Of the securities retained in connection with our securitizations, $95 million are rated “BB” or higher and no losses have been realized on any of the retained securities to date. Net unrealized holding losses on total available for sale debt securities were $23 million and $17 million at December 31, 1999 and 1998, respectively. These amounts are recorded in stockholders’ equity on a net of tax basis.

    Operating Leases—

             Equipment on lease is primarily comprised of aircraft and related equipment. Noncancellable future minimum rental receipts under the leases are $38 million, $29 million, $21 million, $16 million and $8 million for 2000 through 2004. All aircraft and related equipment was under lease as of December 31, 1999.

    Investments in International Joint Ventures —

             The following table sets forth a summary of the financial results of our international joint ventures on a combined basis:

	December 31,
	1999	1998
	(dollars in millions)
Total receivables	$ 4,609	$ 3,625
Factoring volume	25,243	24,201
Net income	50	52

             The following table shows our investment in international joint ventures by geographic region:

	December 31,
	1999	1998
	(dollars in millions)
Europe	$187	$194
Latin America	11	21
Asia/Pacific	17	16
North America	4	4

Total	$219	$235

             We own interests of 40% to 50% in these joint ventures. Our largest investment in international joint ventures is NMB-Heller Holding N.V. which accounts for 59% of our total investments in international joint ventures at December 31, 1999. NMB-Heller Holding N.V. operates finance companies primarily located in the Netherlands, Germany and the United Kingdom. Our investment in NMB-Heller Holding N.V. totaled $129 million and $131 million at December 31, 1999 and 1998, respectively. NMB-Heller Holding N.V. had total receivables of $2.9 billion and $2.8 billion as of December 31, 1999 and 1998 and revenues of $181 million and $180 million for the years then ended.

    Goodwill—

             The following table presents goodwill balances, net of amortization, relating to our acquisitions:

	December 31,
	1999	1998
	(dollars in millions)
HCFP	$231	—
Dealer Products Group	181	$187
Factofrance	62	76
Other	7	6

Total goodwill	$481	$269

             Amortization for the years ended December 31, 1999 and 1998 totaled $15 million and $4 million, respectively.

    Other Assets—

             The following table sets forth a summary of the major components of other assets:

	December 31,
	1999	1998
	(in millions)
Other Assets:
Deferred income tax benefits, net of allowance of $5 at December 31, 1999 and 1998, respectively	$194	$229
Prepaid expenses and other assets	203	106
Furniture, fixtures and equipment	55	59
Non-compete agreement	8	12
Repossessed assets	24	3
Net advances to affiliates	—	3

Total other assets	$484	$412

             Our noncash investing activities include $21 million and $4 million of receivables which were classified as repossessed assets during the periods ended December 31, 1999 and 1998, respectively. See Note 19 for additional information on deferred income tax benefits.

8. Senior Debt

             Commercial paper and short-term borrowings—We use commercial paper to finance our domestic operations. Our consolidated international subsidiaries use short-term borrowings and commercial paper to finance international operations. Total commercial paper borrowings represent 29% of total debt at December 31, 1999. Combined commercial paper and short-term borrowings represent 38% of total debt at December 31, 1999.

             The following table summarizes our commercial paper and short-term borrowings as of December 31, 1999 and 1998:

	December 31,
	1999	1998
	(in millions)
Domestic commercial paper	$3,563	$2,450
Factofrance commercial paper	397	242
Factofrance short-term borrowings	989	858
Other consolidated subsidiaries short-term borrowings	253	131

Commercial paper and short-term borrowings	$5,202	$3,681

             The table below sets forth information concerning our domestic commercial paper borrowings. The average interest rates and average borrowings are computed based on the average daily balances during the year. We issue commercial paper with maturities ranging up to 270 days.

	1999	1998	1997
	(dollars in millions)
Commercial Paper —domestic:
Average interest rate
During the year	5.32%	5.71%	5.67%
During the year, including the effect of commitment fees	5.47	5.83	5.78
At year-end, including the effect of commitment fees	6.13	5.59	5.99
Average borrowings	$3,346	$2,619	$2,917
Maximum month-end borrowings	4,194	2,974	3,264
End of period borrowings	3,563	2,450	2,279

              Factofrance commercial paper issued at December 31, 1999 had an average interest rate of 3.36% and its short-term borrowings at December 31, 1999 had an average interest rate of 3.41%. Factofrance uses primarily short-term debt and commercial paper to fund its assets which are short-term in nature.

             Available credit and asset sale facilities—At December 31, 1999, we have total committed credit and asset sale facilities of $5.7 billion, of which $5.4 billion was available for use at December 31, 1999.

             The amount of committed facilities includes approximately $4.1 billion in available liquidity support under four bank credit facilities. The longest facility is a multi-year agreement for $1.6 billion that expires in April 2002. Two of our three separate 364-day bank credit facilities expire in April 2000 and the third in September 2000. Each of these facilities includes a term loan option that expires one year after the option exercise date. The terms of the bank credit facilities require us to maintain stockholders’ equity of $1 billion. Under the terms of the debt covenants of the agreements, we could have borrowed an additional $8.6 billion of debt at December 31, 1999.

             Also included in committed facilities is $379 million of additional alternative liquidity, which is available by discounting eligible French receivables with the French Central Bank since Factofrance is a registered financial institution in France. At December 31, 1999, $280 million was available for use under this facility.

             We also have included in our committed facilities a 364-day facility, expiring December 2000, which allows us to sell up to $400 million of our equipment receivables to two bank-sponsored conduits, on a limited recourse basis. As of December 31, 1999, we have not sold any receivables under this facility.

             In addition to the above facilities, we have committed foreign bank credit facilities in excess of $800 million (U.S. dollar equivalent) for our international subsidiaries. As of December 31, 1999, there was $661 million available under these facilities.

             Our wholly-owned subsidiary, Factofrance, has a factored accounts receivable sale facility. This facility allows Factofrance to sell an undivided interest of up to 1 billion French francs in a designated pool of its factored accounts receivable to one bank-sponsored conduit on a limited recourse basis. As of December 31, 1999, approximately 1 billion French francs (or $165 million) of receivables were sold under this facility.

             We have a shelf registration statement, filed with the SEC, permitting the offering of up to $5 billion in debt securities (including medium term notes), senior preferred stock and Class A Common Stock. As of December 31, 1999, there was $89 million available under this shelf registration.

             In August 1999, we filed with the SEC a shelf registration statement covering the sale of up to $10 billion in debt securities (including medium term notes), senior preferred stock and Class A Common Stock. As of December 31, 1999, there was $10 billion available under this shelf registration.

          In October 1999, we established a Euro Medium-Term Note Program for the issuance of up to $2 billion in notes to be issued from time to time. Also in October 1999, we increased the size of our Euro commercial paper program to $1 billion and established a $250 million Canadian commercial paper program.

          In November 1999, we issued $600 million of 7.375% notes due November 1, 2009 in a privately placed transaction under SEC Rule 144A and Regulation S. See footnote 26—Subsequent Events—for information on our February 2000 filing of a registration statement with the SEC to exchange these notes.

           Notes and debentures—The scheduled maturities of debt outstanding at December 31, 1999, other than commercial paper and short-term borrowings, and gross of the net unamortized discount of $6 million, are as follows:

	Scheduled Maturities at December 31,
	2000	2001	2002	2003	2004	After 2004	Total
	(dollars in millions)
Various fixed rate notes and debentures	$1,336	$ 905	$1,048	$ 53	$875	$600	$4,817
Fixed weighted average rate	5.46%	6.06%	6.54%	6.04%	6.28%	7.38%	6.20%
Various floating rate notes and debentures	$1,477	$1,527	$ 276	$469	$ 45	$ 25	$3,819
Floating weighted average rate	6.18%	6.42%	6.36%	6.13%	6.61%	6.42%	6.29%
Total notes and debentures	$2,813	$2,432	$1,324	$522	$920	$625	$8,636

          Our various fixed and floating rate notes and debentures are denominated in U.S. dollars, Japanese yen and French francs. In order to fix the exchange rate of Japanese yen to U.S. dollars on the yen denominated debt, we have entered into cross currency interest rate swap agreements. In order to convert certain fixed rate debt to floating rate debt and vice-versa, we have entered into interest rate swap agreements. The following table provides the year-end weighted average interest rate of the U.S. dollar and Japanese yen denominated debt, gross of the net unamortized discount of $6 million before and after the effect of the swap agreements. We have $17 million of French franc denominated fixed rate debt and $87 million of French franc denominated variable rate debt which support French franc denominated assets.

	Weighted Average Interest Rate
	Fixed Debt Outstanding	Before Effect of Swap	After Effect of Swap	Variable Debt Outstanding	Before Effect of Swap	After Effect of Swap	Total Debt Outstanding
	(dollars in millions)
1999:
United States dollar	$4,494	6.40%	6.63%	$3,732	6.35%	6.42%	$8,226
Japanese yen	306	3.26	6.24	—	—	—	306
Total	$4,800	6.20%	6.61%	$3,732	6.35%	6.42%	$8,532
1998:
United States dollar	$3,554	6.58%	6.24%	$2,739	5.41%	5.59%	$6,293
Japanese yen	306	3.26	5.45	—	—	—	306
Total	$3,860	6.32%	6.17%	$2,739	5.41%	5.59%	$6,599

          The contractual interest rates for the U.S. dollar denominated fixed rate debt range between 5.48% and 7.38% at December 31, 1999. The contractual rates on the U.S. dollar denominated floating rate debt are based primarily on indices such as the Federal Funds rate plus 0.25%, the one-month London Inter-Bank Offered Rate (“LIBOR”) plus 0.11%, three-month LIBOR plus 0.10% to 0.90%, six-month LIBOR plus 0.25% or the Prime rate less 2.55% to 2.60%.

9. Financial Instruments with Off-Balance Sheet Risk

          We are party to several types of agreements involving financial instruments with off-balance sheet risk. These instruments are used to meet the financing needs of borrowers and to manage our own exposure to interest rate and currency exchange rate fluctuations. These instruments principally include interest rate swap agreements, forward currency exchange contracts, options, futures contracts, interest rate cap agreements, loan commitments, letters of credit and guarantees.

    Derivative financial instruments used for risk management purposes—

             We use derivatives as an integral part of asset/liability management to reduce our overall level of financial risk. These derivatives, particularly interest rate swap agreements, are used to:

•	diversify sources of funding;

•	alter interest rate exposure arising from mismatches between assets and liabilities; and

•	manage exposure to fluctuations in foreign exchange rates.

Our derivative instruments are entirely related to accomplishing these risk management objectives, which arise from normal business operations. We are not an interest rate swap dealer nor are we a trader in derivative securities. We have not used speculative derivative products to generate earnings from changes in market conditions.

             Before entering into a derivative agreement, we determine that an inverse correlation exists between the value of the hedged item and the value of the derivative. At the inception of each agreement, derivatives are designated or matched to specific assets, pools of assets or liabilities. After inception of a hedge, asset/liability managers monitor its effectiveness through an ongoing review of the amounts and maturities of assets, liabilities and swap positions. This information is reported to our Financial Risk Management Committee (FRMC) whose members include our Chairman, Chief Financial Officer and Treasurer. The FRMC determines the direction the Company will take with respect to its asset/liability position. Our asset/liability position and the related activities of the FRMC are reported regularly to the Executive Committee of the Board of Directors and to the Board of Directors.

             The following table summarizes the notional amounts of our interest rate swap agreements, foreign exchange contracts and interest rate cap agreements as of December 31, 1999 and 1998. The credit risk associated with these instruments is limited to

•	amounts earned but not collected and

•	any additional amounts we may incur to replace the instrument under current market conditions.

These amounts will increase or decrease during the life of the instruments as interest rates and foreign exchange rates fluctuate. The amounts are substantially less than the notional amounts of these agreements. We manage this risk by establishing minimum credit ratings for each counter-party. We also limit the exposure to individual counter-parties based upon the total notional amount and the current replacement cost of existing agreements. We have not experienced nonperformance by any counter-party related to our derivative financial instruments.

	Contract or Notional Amount
	1999	1998
	(in millions)
Interest rate swap agreements	$7,662	$4,620
Cross currency interest rate swap agreements	470	616
Basis swap agreements	2,376	2,471
Forward currency exchange contracts	1,421	820
Purchased options	29	—
Interest rate cap agreements	24	20
Interest rate futures contracts	220	—

              We utilize interest rate swaps primarily to convert fixed rate financings to variable rate debt. We may also utilize cross currency interest rate swaps when the issuance of debt denominated in a foreign currency is deemed more cost effective. This type of swap converts foreign currency denominated debt to U.S. dollar denominated debt and U.S. based indices. We also use swap agreements to alter the characteristics of specific asset pools to more closely match the interest terms of the underlying financing. These agreements enhance the correlation of the interest rate and currency characteristics of our assets and liabilities and mitigate our exposure to interest rate volatility. Basis swap agreements involve the exchange of two different floating rate interest payment obligations. We use these types of agreements to manage the risk between different floating rate indices.

             Forwards are contracts for the delivery of an item in which the buyer agrees to take delivery of an instrument or currency at a specified price and future date. We will periodically enter into forward currency exchange contracts or purchase options. These instruments serve as hedges of our investment in international subsidiaries and joint ventures or effectively hedge the translation of the related foreign currency income. We also periodically enter into forward contracts to hedge receivables denominated in foreign currencies or may purchase foreign currencies in the spot market to settle a foreign currency denominated liability.

             Commitments, letters of credit and guarantees—We generally enter into various commitments, letters of credit and guarantees in response to our customers financing needs. Since we expect many of these agreements to expire unused, the total commitment amount does not necessarily represent future cash requirements. The credit risk involved in issuing these instruments is similar to extending loans to borrowers. Our credit quality and collateral policies for controlling this risk are similar to those involved in our normal lending transactions. Our contractual amount of commitments, letters of credit and guarantees are shown below:

	Contract Amount
	1999	1998
	(in millions)
Loan commitments	$2,587	$2,188
Letters of credit and financial guarantees	582	709
Factoring credit guarantees	—	286
Investment commitments	147	123

             Commitments to fund new and existing borrowers generally have fixed expiration dates and termination clauses and typically require payment of a fee. We issue letters of credit and financial guarantees as conditional commitments to guarantee the performance of a borrower or an affiliate to a third party. For factoring credit guarantees, we receive a fee for guaranteeing the collectibility of certain factoring clients’ accounts receivable. Under this arrangement, clients generally retain the responsibility for collection and bookkeeping. Losses related to these services historically have not been significant. Due to the sale of HCS, we had no factoring credit guarantees outstanding at December 31, 1999.

10. Legal Proceedings

             We are party to a number of legal proceedings as plaintiff and defendant, all arising in the ordinary course of its business. Although our ultimate amount of liability, if any, is not ascertainable, we believe that the amounts, if any, which may ultimately be funded or paid will not have a material adverse effect on our financial condition or results of operations.

11. Rental Commitments

             Our minimum rental commitments under non-cancelable operating leases and other service agreements at December 31, 1999 are as follows (in millions):

2000	$ 23
2001	21
2002	21
2003	19
2004	17
Thereafter	31

$132

             Total rent expense, net of rental income from subleases, was $37 million, $34 million and $30 million for the years ended December 31, 1999, 1998 and 1997, respectively.

12. Preferred Stock

             The following table summarizes our non-redeemable preferred stock:

	As of December 31,
	1999	1998
	(in millions)
Cumulative Perpetual Senior Preferred Stock, Series A	$125	$125
Noncumulative Perpetual Senior Preferred Stock, Series C	150	150
Noncumulative Perpetual Senior Preferred Stock, Series D	125	125

Total Preferred Stock	$400	$400

             Cumulative Perpetual Senior Preferred Stock, Series A ($.01 Par Value; stated value, $25; 8.125%; 5,000,000 shares authorized and outstanding)—Our Cumulative Perpetual Senior Preferred Stock, Series A (Series A Preferred Stock) is not redeemable prior to September 22, 2000. On or after this date, we can redeem, in whole or in part, the Series A Preferred Stock at a redemption price of $25 per share, plus accrued and unpaid dividends. This stock has an annual dividend rate of 8.125%. Dividends are cumulative and payable quarterly. The Series A Preferred Stock ranks senior with respect to the payment of dividends and liquidation to our other preferred stock.

             Noncumulative Perpetual Senior Preferred Stock, Series C ($.01 Par Value; stated value, $100; 6.687%; 1,500,000 shares authorized and outstanding)—Our Series C Preferred Stock is not redeemable prior to August 15, 2007. On or after this date, we can redeem, in whole or in part, the Series C Preferred Stock at a redemption price of $100 per share, plus any accrued and unpaid dividends. The Series C Preferred Stock has an annual dividend rate of 6.687%.

             Noncumulative Perpetual Senior Preferred Stock, Series D ($.01 Par Value; stated value, $100; 6.95%; 1,250,000 shares authorized and outstanding)—In December 1998, we publicly issued 1,250,000 shares of 6.95% Noncumulative Perpetual Senior Preferred Stock, Series D (Series D Preferred Stock). This stock was issued at $100 per share and we received proceeds of $125 million less underwriting costs of two percent. The Series D Preferred Stock is not redeemable prior to February 15, 2009. On or after this date, we can redeem, in whole or in part, the Series D Preferred Stock at a redemption price of $100 per share, plus any accrued and unpaid dividends.

              Redeemable Preferred Stock—We have authorized the issuance of 100,000 shares of a series of preferred stock designated NW Preferred Stock, Class B (No Par Value) (NW Preferred Stock). This stock was authorized pursuant to the Keep Well Agreement between us and Fuji Bank. The agreement is dated April 23, 1983 and was subsequently amended (the Keep Well Agreement). The amendments include, among other things, Fuji Bank’s agreement to purchase NW Preferred Stock in an amount required to maintain our stockholders’ equity at $500 million. As of December 31, 1999, our stockholders’ equity was $2.3 billion. If and when issued, we will pay quarterly dividends on the NW Preferred Stock at a rate per annum equal to 1% over the three-month LIBOR. Subject to certain conditions, the holder can redeem the NW Preferred Stock within a specified time period after a calendar quarter end. The redemption amount must not exceed the amount of our stockholders’ equity over $500 million. The redemption price will equal the price paid for the stock plus accumulated dividends. No purchases of NW Preferred Stock have been made by Fuji Bank under the Keep Well Agreement.

13. Dividend Restrictions and Payments

             Under the provisions of the Delaware General Corporation Law, we may legally pay dividends only out of our surplus or our net profits for either the current or preceding fiscal year, or both. In addition, we are prohibited from paying dividends on Common Stock unless all current and full cumulative dividends on the Series A Preferred Stock and the current dividends on the Series C and Series D Preferred Stock have been paid. Also, we are prohibited from paying dividends on any other preferred stock that ranks, with respect to the payment of dividends, equal or junior to the Series A, Series C and Series D Preferred Stock, unless all current and full cumulative dividends on these preferred stocks have been paid.

             We declared and paid dividends on the Series A Preferred Stock of $10 million and $11 million in 1999 and 1998, respectively. We declared and paid dividends on the Series C Preferred Stock of $10 million and $10 million in 1999 and 1998, respectively. We also declared and paid dividends on the Series D Preferred Stock of $8 million in 1999.

             We paid Common Stock dividends in 1999 of $34 million ratably to our Class A and Class B shareholders. During the fourth quarter of 1999, we increased the quarterly dividend on each share of our Class A and Class B Common Stock to $0.10 per share from $0.09 per share. In 1998, we paid Common Stock dividends of over $1 billion. These dividends included $450 million paid in the form of a subordinated note dated February 24, 1998 and $533 million paid in May 1998 subsequent to our Offering.

14. Treasury Stock

             We have an executive deferred compensation plan (the Plan) into which certain employees can elect to defer a portion of their annual compensation on a pre-tax basis. The amount deferred remains an asset of Heller and is invested in several mutual funds and in our Class A Common Stock. Investments in our Class A Common Stock under this Plan are reported as treasury stock and are included in the calculation of basic and diluted earnings per share. At December 31, 1999, we held 189,859 shares of treasury stock through the Plan. See Note 18 for additional information relating to the Plan.

             In addition, we held 177,815 shares of our Class A Common Stock for use in meeting the requirements of our current stock incentive compensation plans.

              On October 18, 1999, we announced the authorization to repurchase up to 2 million shares of our Class A Common Stock to provide stock for issuance under our stock option and restricted stock plans, as well as for other corporate purposes. See footnote
23—Subsequent Events—for information on our 2000 repurchases under this program.

15. Fees and Other Income

             The following table summarizes our fees and other income for the years ended December 31, 1999, 1998 and 1997:

	Year Ended December 31,
	1999	1998	1997
	(in millions)
Fee income and other	$117	$ 95	$ 88
Investment and asset sale income	169	111	118

Total	$286	$206	$206

             Fee income and other includes servicing income, late fees, prepayment fees, early termination fees, residual rental income and other miscellaneous fees.

             Investment and asset sale income consists of gains on securitizations, syndications and loan sales, net investment income and gains, equipment residual gains and participation income.

             Investment and asset sale income includes realized gains from investment securities of $130 million, $92 million and $119 million during the years ended December 31, 1999, 1998 and 1997, respectively and realized losses and writedowns totaling $21 million, $33 million and $50 million for 1999, 1998 and 1997, respectively.

             Securitization gains included in investment and asset sale income totaled $13 million, $17 million and $26 million for the years ended December 31, 1999, 1998 and 1997, respectively.

16. Operating Expenses

             The following table sets forth a summary of the major components of operating expenses:

	Year Ended December 31,
	1999	1998	1997
	(in millions)
Salaries and other compensation	$237	$227	$214
Legal and professional fees	45	31	26
Space costs	37	30	30
Equipment costs	25	24	17
Business acquisition costs	23	20	15
Travel and entertainment costs	19	16	15
Goodwill and noncompete agreement amortization	19	8	6
Other	51	43	34

Total	$456	$399	$357

             Of the increase in operating expenses in 1999, $12 million related to the HCFP consolidation which occurred in July 1999 and $48 million related to the consolidation of the Dealer Products Group for the full year 1999 versus $3 million for one month of Dealer Products Group operations in 1998. These increases from our acquisition activities were partially offset by a lower level of operating expenses relating to our Commercial Services unit of which we divested in November 1999.

             Of the increase in operating expenses in 1998, $21 million related to the consolidation of Factofrance for the full year 1998 versus nine months in 1997.

17. Restructuring Charge

             In 1998, we incurred a one time restructuring charge of $17 million. This amount includes $8 million in severance benefits for termination of approximately 15% of the Company’s domestic employees. Also included was $6 million related to office lease terminations and related leasehold improvement writedowns. Restructuring charge liabilities were fully paid out during 1999 and 1998.

18. Employee Benefits

             We have various incentive compensation plans and a savings and profit-sharing plan which provide for annual contributions for eligible employees based on our achievement of certain financial objectives and employee achievement of certain objectives.

             Pension and Post Retirement Plans—We have a noncontributory defined benefit pension plan (Retirement Plan) covering substantially all of our domestic employees and a supplemental retirement plan (SERP) in which certain employees participate. Our policy is to fund, at a minimum, pension contributions as required by the Employee Retirement Income Security Act of 1974. Benefits under the Retirement Plan and SERP are based on an employee’s years of service and average earnings for the five highest consecutive years of compensation occurring during the last ten years before retirement.

             We also provide health care benefits for eligible retired employees and their eligible dependents through the Post-retirement Health Care Plan (Health Care Plan).

              The following table summarizes the change in the benefit obligations for the Retirement Plan and Health Care Plan at the end of the respective year and identifies the assumptions used to determine the benefit obligation:

	Retirement Plan Year Ended December 31,			Post-Retirement Health Care Plan Year Ended December 31,
	1999	1998	1997	1999	1998	1997
	(dollars in millions)
Change in benefit obligation
Benefit obligation at January 1	$52	$47	$38	$ 10	$ 10	$ 7
Service Cost	4	4	3	—	—	—
Interest Cost	4	3	3	1	1	1
Acquisitions/Divestitures	(1)	—	—	—	—	—
Actuarial (gain) loss	(7)	(1)	4	—	(1)	2
Benefits paid	(2)	(1)	(1)	(1)	—	—

Benefit obligation at December 31	$50	$52	$47	$ 10	$ 10	$ 10

Change in plan assets
Fair value of plan assets at January 1	$50	$42	$37	$—	$—	$—
Actual return on plan assets	8	9	6	—	—	—
Benefits paid	(2)	(1)	(1)	—	—	—

Fair value of plan assets at December 31	$56	$50	$42	$—	$—	$—

Reconciliation of funded status
Funded status	$ 7	$ (2)	$ (5)	$ (10)	$ (10)	$ (10)
Unrecognized prior service cost	(1)	(1)	(1)	—	—	—
Unrecognized actuarial (gain) loss	(15)	(3)	4	1	—	1
Unrecognized transition (asset) obligation	—	—	(1)	4	5	5

Net amount recognized in the statement of financial position at December 31	$ (9)	$ (6)	$ (3)	$ (5)	$ (5)	$ (4)

Weighted-average assumptions as of December 31:
Discount rate	7.50%	7.00%	7.25%	7.00%	7.00%	7.25%
Expected return on assets	9.00	9.00	9.00	N/A	N/A	N/A
Rate of salary increases	5.00	5.00	6.00	N/A	N/A	N/A

             Components of net pension cost for the Retirement Plan and the Health Care Plan for the following periods are:

	Retirement Plan Year Ended December 31,			Post-Retirement Healthcare Plan Year Ended December 31,
	1999	1998	1997	1999	1998	1997
	(in millions)
Service cost	$ 4	$4	$3	$—	$—	$—
Interest cost	4	4	3	1	1	1
Expected return on plan assets	(5)	(4)	(3)	—	—	—
Prior service cost and transition amount	—	(1)	(1)	—	—	—

Net periodic benefit cost	$ 3	$3	$2	$ 1	$ 1	$ 1

             The SERP has an unfunded benefit obligation of $3 million at December 31, 1999 and 1998, and $4 million at December 31, 1997. The SERP has an unrecognized prior service cost of $2 million at December 31, 1999, 1998 and 1997. The unrecognized actuarial gain was $4 million, $4 million and $2 million for the years ended December 31, 1999, 1998 and 1997, respectively. The ending accrued benefit cost recognized was $5 million, $5 million and $4 million at December 31, 1999, 1998 and 1997, respectively. The net periodic pension cost for the SERP was approximately $1 million for the years ended December 31, 1999, 1998 and 1997. The weighted average assumptions as of December 31, 1999, 1998 and 1997 for the SERP were equal to the discount rate and rate of salary increases applied for the defined benefit plan.

             In conjunction with the Dealer Products Group acquisition, approximately 215 domestic employees of the Dealer Products Group became eligible to participate in the Retirement Plan and the SERP as of December 1, 1998 and are subject to the Retirement Plan provisions regarding service from that date. The eligible employees were granted vested service under the Retirement Plan since their date of hire with the Dealer Products Group. The additional employees did not have a significant impact on our pension expense for 1998 or 1999.

             In conjunction with the HCFP acquisition, approximately 123 employees became eligible to participate in the Retirement Plan and the SERP as of August 1, 1999. These employees are subject to the Retirement Plan provisions regarding service from that date. The eligible employees were granted vested service under the Retirement Plan since their date of hire with HCFP. The additional employees did not have a significant impact on our pension expense for 1999. We do not anticipate a significant impact on pension expense for 2000 related to the new employees.

             In conjunction with the sale of assets of our HCS unit that occurred in December 1999, certain employees were no longer eligible to participate in the Retirement Plan or SERP. The reduction of plan participants had no impact on 1999 pension expense and will decrease 2000 pension expense by approximately $1 million.

             We adjust the discount and salary rates, as well as the expected rates of return on assets, for the Retirement Plan and the SERP to reflect market conditions at the measurement date. Changes in these assumptions will impact the amount of pension expense in future years. The change in the discount rate at December 31, 1999, combined with amortization of our actuarial gain, will reduce pension expense by approximately $1 million in 2000. The change in the discount rate and salary rate at December 31, 1998 did not have a material impact on 1999 pension expense. We decreased the salary rate assumption to 5% at December 31, 1998, based upon our expectation that a greater portion of future salary increases will be provided in the form of incentive compensation, which is not currently covered under Heller’s retirement plans.

             We also adjust the discount, salary, and health care cost trend rates for the Health Care Plan to reflect market conditions at the measurement date. Changes in these assumptions will impact the amount of the benefit expense in future years. The discount rate used at December 31, 1999 was unchanged from the rate used at December 31, 1998. The change in the discount rate at December 31, 1998 had an insignificant impact on 1999 expense.

             The accumulated post retirement benefit obligation, under the terms of the Health Care Plan, as amended, was calculated using relevant actuarial assumptions and health care cost trend rates projected at annual rates ranging from 7.5% in 1999 trending down to 5.0% in 2005 and thereafter. The effect of a 1.0% annual increase in those assumed cost trend rates would increase the accumulated post retirement benefit obligation by $1 million, while annual service and interest cost components in the aggregate would not be materially affected. The effect of a 1.0% annual decrease in these assumed cost trend rates would decrease the accumulated post retirement benefit obligation by $1 million, while annual service and interest cost components in the aggregate would not be materially affected.

             Executive Deferred Compensation Plan—Our Executive Deferred Compensation Plan (the Plan) is a nonqualified deferred compensation plan in which certain employees may elect to defer a portion of their annual compensation on a pre-tax basis. The amount deferred remains an asset of Heller and may be invested, at the participant’s discretion, into certain mutual funds and our Class A Common Stock. Payment of amounts deferred is made in a lump sum or in annual installments over a five, ten or fifteen year period as determined by the participant.

             Investments in our Class A Common Stock under this plan are reported as treasury stock. At December 31, 1999, we held 189,859 shares of treasury stock through the Plan. Plan assets, other than treasury stock, totaled $39 million and $24 million at December 31, 1999 and 1998.

             We earned $5 million, $4 million and $5 million on plan assets during 1999, 1998 and 1997, respectively. Earnings on plan assets, other than treasury stock, are included as part of fees and other income. Compensation expense of these same amounts was also recorded in each of these years.

             Long Term Incentive Plans—We have long-term incentive plans in which participants receive performance units that are granted at the beginning of a three-year performance period. The value of a performance unit is based on our three-year average return on equity target. The total expense related to the long-term incentive plans was less than $1 million in 1999, $4 million in 1998 and $3 million in 1997. These plans will terminate in 2000 after the payout for the 1997 to 1999 performance period.

             1998 Stock Incentive Plan—We adopted a stock-based incentive plan, The Heller Financial, Inc. 1998 Stock Incentive Plan (Stock Incentive Plan), covering non-employee directors and employees (collectively, Participants).

             The Stock Incentive Plan provides for the grant of incentive and non-qualified stock options, restricted stock, stock appreciation rights, performance shares and performance units (Awards). The terms of the Awards are set forth in award agreements (Award Agreements). The Compensation Committee of the Heller Board of Directors, in its sole discretion, determines which employees receive Awards as well as the type, size and terms and conditions applicable to any Award. The Compensation Committee also has the authority to interpret, construe and implement the provisions of the Stock Incentive Plan. Awards to non-employee directors will be made by members of our Board of Directors who are not otherwise entitled to participate in the Stock Incentive Plan, or will be based on a formula developed by the Board of Directors or the Compensation Committee.

             Under the Stock Incentive Plan, 2,864,757 shares of Class A Common Stock are available for Awards as of December 31, 1999. During 1999, we awarded shares of restricted stock and non-qualified options to purchase shares of Class A Common Stock as discussed below:

             Restricted Stock—In conjunction with our Offering, we issued 509,019 shares of restricted Class A Common Stock during 1998 and, as part of compensation awards, granted an additional 197,604 shares during 1999. As of December 31, 1999, there were 657,611 restricted shares outstanding.

              All restricted shares granted during 1998 and 1999 were issued at the fair market value on the date of grant. Shares issued in conjunction with our Offering vest on January 1, 2001, if we achieve certain net income growth targets as specified in the Restricted Stock Award Agreements. If we do not achieve these growth targets by January 1, 2001, these restricted stock awards will vest on January 1, 2004. Shares awarded during 1999 have various vesting periods, none of which exceed a three-year period.

             The holder of restricted stock generally has the rights of a Heller stockholder, including the right to vote and to receive cash dividends prior to the end of the vesting period. Compensation expense related to these shares totaled $5 million and $5 million during 1999 and 1998, respectively.

             Stock Options— Each option represents the right to purchase one share of our Class A Common Stock. No compensation expense was recorded, as the exercise price of each option granted equals the market price of our Class A Common Stock on the grant date. The options expire ten years from the grant date.

             Of the options granted in 1999, as presented in the table below, approximately 1.1 million related to the HCFP acquisition and were 100% vested on the grant date. The options were issued at prices ranging from $2 to $37 per share to replace stock options previously held by HCFP employees for HCFP common stock. The remaining options granted in 1999 will vest ratably over a four year period from the date of grant. The options granted in 1998 vest on January 1, 2001.

             A summary of the status and activity of stock options under the Stock Incentive Plan as of December 31, 1999 and 1998, and changes during the years ending on those dates is presented below:

	1999		1998
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	1,291,952	$26.85	—	—
Granted	2,293,824	25.29	1,322,202	$26.85
Exercised	(136,863)	11.81	—	—
Forfeited	(298,118)	27.84	(30,250)	27.00
Expired	—	—	—	—

Outstanding at end of year	3,150,795	26.27	1,291,952	26.85

Weighted-average fair value of options granted during the year	$13.45		$9.29

             The following table summarized information about fixed stock options outstanding at December 31, 1999:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/99	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/99	Weighted- Average Exercise Price
$2 to $11	155,325	9.6 years	$7.75	155,325	$7.75
21 to 27	1,821,318	9.5 years	25.86	640,004	24.35
28 to 37	1,174,152	9.4 years	29.37	93,097	36.56

$2 to $37	3,150,795			888,426

              Accounting for Stock-Based Compensation Plans—We account for the stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). Under APB No. 25, we do not recognize compensation expense on the issuance of our stock options as the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. If we were to implement Statement of Financial Accounting Standard No. 123, Accounting for Stock Based Compensation, our net income applicable to common stock for 1999 and 1998 would have been $243 million and $170 million, respectively. Our pro-forma diluted earnings per share would have been $2.61 and $1.89 for 1999 and 1998, respectively. The weighted average fair value of each option granted during 1999 and 1998 was $13.45 and $9.29, respectively. The annual cost of the stock options was determined using a Black-Scholes option-pricing model that assumed the following:

•	a ten-year option life for 1999 and 1998;

•	a risk-free interest rate of 4.76% for 1999 and 5.67% for 1998;

•	a dividend yield of 1.26% for 1999 and 1.60% for 1998; and

•	volatility of 36.51% for 1999 and 19.44% for 1998 based on industry peers’ volatility.

             Employee Stock Purchase Plan—We adopted an Employee Stock Purchase Plan (the ESPP) which offers employees the opportunity to purchase Class A Common Stock at a discount through payroll deductions. The ESPP meets the requirements of Section 423 of the Internal Revenue Code. All regular full-time and part-time employees are eligible to participate in the ESPP after six months of employment. Employees desiring to purchase stock through ESPP may elect to reduce their pay by up to 10% in any payroll period. These payroll deductions accumulate during a three-month purchase period. At the end of each purchase period, the payroll deductions are used to purchase Class A Common Stock at a price equal to 85% of the fair market value of the Class A Common Stock on the last day of the respective purchase period. We purchase shares of Class A Common Stock in the open market to satisfy purchases under the ESPP. During 1999 and 1998, we incurred expenses related to the ESPP of $408,000 and $142,000.

19. Income Taxes

             The provision for income taxes is summarized in the following table:

	1999	1998	1997
	(in millions)
Current:
Federal	$ 89	$ 35	$107
Utilization of investment and foreign tax credits	(8)	(4)	(46)

Net federal	81	31	61
State	11	5	5
Foreign	22	24	19

Total current	114	60	85

Deferred:
Federal	37	32	(17)
State	3	1	(2)

Total deferred	40	33	(19)

	$154	$ 93	$ 66

             Of the total current income tax provision recorded in 1999, $31 million relates to the gain on sale of the Commercial Services assets.

              We filed a consolidated United States federal income tax return with FAHI through the date of the Offering in May 1998 (and with HIC in 1997). Since then, we file our own United States federal income tax return. International Group filed a separate United States federal income tax return through the date of the Offering. Subsequent to that date, International Group is included in our consolidated United States federal income tax return.

             We record future tax benefits for deductible temporary differences if we believe that we will realize these benefits. In the period we filed a consolidated income tax return with FAHI or HIC, we recorded income tax expense as if we were a separate taxpayer. Included in income tax expense are amounts relating to International Group.

             We made United States federal income tax payments of $67 million in 1999 and $20 million since the Offering through December 1998. United States federal income taxes paid by International Group amounted to $3 million in 1997.

             Under the terms of the tax allocation agreements between Heller and FAHI through April 1998, we calculated our current and deferred income taxes based on our taxable income or loss, utilizing separate company net operating losses, tax credits, capital losses and deferred tax assets or liabilities. In accordance with the provisions of the tax allocation agreements, net payments of $6 million were made to FAHI through April 1998 and payments of $73 million were made to HIC in 1997, respectively.

             The reconciliation between the statutory federal income tax provision and the actual effective tax provision for each of the three years ended December 31 is as follows:

	1999	1998	1997
	(in millions)
Tax provision at statutory rate	$154	$101	$82
State and foreign income taxes, net of federal income tax effects	32	31	23
Income of foreign subsidiaries and joint ventures and foreign tax credit utilization	(29)	(37)	(32)
Resolution of tax issues	—	(3)	(2)
Other, net	(3)	1	(5)

	$154	$ 93	$66

              The significant components of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are shown below:

	December 31,
	1999	1998
	(in millions)
Deferred Tax Assets:
Allowance for loan losses	$128	$112
Foreign tax credits	5	5
Lease portfolio acquisitions	36	58
Net operating losses	54	48
Equity interests and other investments	20	25
Terminated swap income	—	1
Accrued expenses	36	29

Gross deferred tax assets	279	278
Valuation allowance	(5)	(5)

Gross deferred tax assets, net of valuation allowance	274	273
Deferred Tax Liabilities:
Repossessed properties	$ (8)	$ (3)
Fixed assets and deferred income from lease financing	(67)	(28)
Unrealized appreciation of securities available for sale	(5)	(13)

Gross deferred tax liabilities	(80)	(44)

Net deferred tax asset	$194	$229

             We have not made a provision for United States or additional foreign taxes on $188 million of undistributed earnings of subsidiaries outside the United States since we intend to reinvest those earnings. These earnings would become taxable upon the sale or liquidation of these international operations or upon the remittance of dividends. Given the availability of foreign tax credits and various tax planning strategies, we believe any tax liability which may ultimately be paid on these earnings would be substantially less than that computed at the statutory federal income tax rate. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against our United States tax liability. The amount of withholding tax that would be payable upon remittance of the entire amount of undistributed earnings is approximately $16 million.

             We had unused foreign tax credit carryforwards of $5 million at December 31, 1999 and 1998. Due to substantial restrictions on the utilization of foreign tax credits imposed by the Tax Reform Act of 1986, we may not be able to utilize a significant portion of foreign tax credit carryforwards prior to expiration. Accordingly, we have recognized a valuation allowance for the amount of foreign tax credits recorded at December 31, 1999 and 1998.

             We have recorded a net deferred tax asset of $194 million as of December 31, 1999. Although realization is not assured, we believe it is more likely than not that the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are reduced.

20. Basic and Diluted Net Income Per Share and Pro Forma Net Income Per Share

             The following table shows the calculation of net income applicable to common stock per share on a basic and diluted basis for the periods indicated:

	Quarter Ended December 31,				Twelve Months Ended December 31,
	(unaudited)
	Basic		Diluted		Basic		Diluted
	1999	1998	1999	1998	1999	1998	1999	1998
Net Income applicable to common stock (in millions)	$ 103	$ 41	$ 103	$ 41	$ 256	$ 172	$ 256	$ 172

Average equivalent shares of common stock outstanding (in thousands)	97,325	90,081	97,325	90,081	93,158	77,050	93,158	77,200
Stock options	—	—	121	4	—	—	75	5

Total average equivalent shares	97,325	90,081	97,446	90,085	93,158	77,050	93,233	77,205

Net income per share	$ 1.06	$ 0.46	$ 1.06	$ 0.46	$ 2.75	$ 2.23	$ 2.74	$ 2.23

             The table below presents the pro forma net income applicable to common stock per share on a basic and diluted basis. Pro forma information adjusts for the impact of our Offering of Class A Common Stock that occurred in May 1998 and assumes that shares issued in conjunction with the Offering have been outstanding since the beginning of 1998. We compute pro forma basic net income applicable to common stock per share based on net income applicable to common stock divided by the average number of shares outstanding during the period. We compute pro forma diluted net income applicable to common stock per share based on net income applicable to common stock divided by the average number of shares outstanding during the period plus the dilutive effect of stock options.

	Quarter Ended December 31,				Twelve Months Ended December 31,
	(unaudited)
	Basic		Diluted		Basic		Diluted
	1999	1998	1999	1998	1999	1998	1999	1998
Net income applicable to common stock (in millions)	$ 103	$ 41	$ 103	$ 41	$ 256	$ 172	$ 256	$ 172

Pro forma shares (in thousands):
Shares of common stock outstanding	97,325	90,081	97,325	90,081	93,158	89,797	93,158	90,073
Stock options	—	—	121	4	—	—	75	5

Total pro forma shares	97,325	90,081	97,446	90,085	93,158	89,797	93,233	90,078

Pro forma net income per share	$ 1.06	$ 0.46	$ 1.06	$ 0.46	$ 2.75	$ 1.92	$ 2.74	$ 1.91

              The table below presents the pro forma net income applicable to common stock per share on a basic and diluted basis excluding the after-tax gain from the sale of the Commercial Services assets:

	Quarter Ended December 31,				Twelve Months Ended December 31,
	(unaudited)
	Basic		Diluted		Basic		Diluted
	1999	1998	1999	1998	1999	1998	1999	1998
Net income applicable to common stock, net of HCS gain	$ 55	$ 41	$ 55	$ 41	$ 208	$ 172	$ 208	$ 172

Pro forma shares (in thousands):
Shares of common stock
Outstanding	97,325	90,081	97,325	90,081	93,158	89,797	93,158	90,073
Stock options	—	—	121	4	—	—	75	5

Total pro forma shares	97,325	90,081	97,446	90,085	93,158	89,797	93,233	90,078

Pro forma net income per share, net of HCS gain	$ 0.56	$ 0.46	$ 0.56	$ 0.46	$ 2.23	$ 1.92	$ 2.23	$ 1.91

21. Related Parties

             We have several financial, administrative or other service arrangements with Fuji Bank, FAHI or related affiliates. We believe that the terms of these arrangements were similar to those we would have obtained in like agreements with unaffiliated entities in arms-length transactions.

             Keep Well Agreement with Fuji Bank. The Keep Well Agreement provides that if Heller should lack sufficient cash or credit facilities to meet our commercial paper obligations, Fuji Bank will lend us up to $500 million. That loan would be payable on demand. We could only use the proceeds from the loan to meet our commercial paper obligations.

             The Keep Well Agreement further provides that Fuji Bank will maintain our stockholders’ equity at $500 million. Accordingly, if at the close of any month our stockholders’ equity is less than $500 million Fuji Bank will purchase, or cause one of its subsidiaries to purchase, shares of our NW Preferred Stock in an amount necessary to increase our stockholders ’ equity to $500 million.

             We paid commitment fees to Fuji Bank under the Keep Well Agreement of less than $1 million in 1999, 1998 and 1997. Interest on any loans will be charged at the prime rate of Morgan Guaranty Trust Company of New York plus .25% per annum. No loans or purchases of NW Preferred Stock have been made by Fuji Bank under this agreement.

             Neither Fuji Bank nor us can terminate the Keep Well Agreement prior to December 31, 2002. After December 31, 2002, the Keep Well Agreement can only be terminated if we have received written certifications from Moody ’s Investor Service, Inc. and Standard and Poor’s Corporation that, upon termination, our Series A Preferred Stock will be rated no lower than “a3” and “A–”, respectively and our Series C Preferred Stock will be rated no lower than “baa1” and “BBB ”, respectively. Similarly, after December 31, 2002, the agreement may only be terminated if our senior debt ratings were unchanged as a result of the termination of the Agreement. After December 31, 2007, the agreement may be terminated by either party with 30 business days written notice.

             We amended the Keep Well Agreement in connection with the Offering to allow us or Fuji Bank or any of its affiliates to sell or dispose of Common Stock to any person or entity on the condition that Fuji Bank (directly or indirectly through one or more subsidiaries) continues to hold greater than 50% of the combined voting power of the outstanding Common Stock.

             Purchase of Interest in International Group from Fuji Bank. In connection with the Offering, we purchased Fuji Bank’s interest in International Group for total cash consideration of approximately $83 million. The cost included $54 million for the International Group common stock owned by Fuji Bank, valued at book value, and $29 million for the International Group preferred stock owned by Fuji Bank, valued at a modest premium over book value.

             Services Provided by Fuji Bank and HIC for Heller. Certain employees of Fuji Bank performed managerial, administrative and other related functions for Heller during 1999, 1998 and 1997. Certain employees of HIC also performed managerial, administrative, and other related functions for us during 1997. In conjunction with the ownership transfer of Heller from HIC to FAHI in January 1998, the majority of HIC’s employees were transferred to Heller. We compensated Fuji Bank for the use of such individuals’ services at a rate that reflects current costs. The amount paid to Fuji Bank for these services was approximately $1 million in 1999 and 1998. The amounts paid to Fuji Bank and HIC for these services were $2 million and $77 million, respectively, in 1997. Additionally, certain subsidiaries of Fuji Bank act as registrar and paying agent for certain debt issuances by Heller. These services are provided at market rates.

             Services Provided by Heller for Fuji Bank and Affiliates. We perform services for our affiliates, including FAHI, and charge them for the cost of the work performed. The amount received from FAHI was less than $1 million in 1999 and 1998. Additionally, we guaranteed payment under a deferred compensation arrangement between FAHI and certain of its employees who were providing services to Heller. We may also guarantee the obligations of our clients or the clients of certain joint ventures, under letters of credit issued by financial institutions, some of which are Heller’s affiliates.

             Intercompany Receivables, Payables, Transactions and Financial Instruments. At December 31, 1999 and 1998, other payables and other receivables, respectively, included net amounts due to and due from affiliates of $3 million. These amounts mainly include interest bearing demand notes representing amounts due to or from Heller arising from an interest rate swap agreement with FAHI, advances, administrative fees and costs charged to other subsidiaries of FAHI and amounts payable to FAHI for services provided. The notes bear interest at rates that approximate the average rates our commercial paper obligations or short-term bank borrowing rates outstanding during the period. During 1999 and 1998, we paid interest of $160,000 and $1.7 million, respectively, to FAHI related to these notes.

             Fuji Bank’s trust department may purchase our commercial paper for its clients. We paid interest expense related to these borrowings of $272,000 in 1998.

             Fuji Bank and one of its subsidiaries provided uncommitted lines of credit to our consolidated international subsidiaries totaling $25 million and $27 million at December 31, 1999 and 1998, respectively. Borrowings under these facilities totaled $2 million at December 31, 1998. In addition, Fuji Bank provides committed and uncommitted lines of credit to certain international joint ventures.

             During 1999, we had an accounts receivable sale facility which allowed us to sell an undivided interest of up to $503 million in a designated pool of our factored accounts receivable to five bank-sponsored conduits. The underlying liquidity support for the conduits was provided by unaffiliated entities. One of the conduits had an operating agreement with Fuji Bank. We paid fees of $247,000 and interest expense of $2 million to Fuji Bank during 1999 for services provided under this agreement. This agreement was terminated when we sold the assets of our Commercial Services business unit during the fourth quarter of 1999.

             During 1999, Global Vendor Finance purchased a leasing portfolio from FUJI Leasing (Deutschland) GMBH for approximately $4 million.

22. Fair Value Disclosures

             Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information for certain financial instruments, for which it is practicable to estimate that value. Since there is no well-established market for many of our assets and financial instruments, fair values are estimated using present value, property yield, historical rate of return and other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. These assumptions are inherently judgmental and changes in such assumptions could significantly affect fair value calculations. The derived fair value estimates may not be substantiated by comparison to independent markets and may not be realized in immediate liquidation of the instrument.

             Our carrying values and estimated fair values of our financial instruments at December 31, 1999 and 1998, are as follows:

	December 31,
	1999		1998
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Total receivables	$14,795	$14,945	$11,854	$11,887
Total investments	1,794	1,901	1,338	1,391
Debt	13,832	14,094	10,449	10,456
Swap agreements:
Asset	—	79	—	10
Liability	—	(49)	—	(66)
Forward currency exchange contracts	6	6	2	2
Interest rate futures contracts	32	32	—	—

             We used the following methods and assumptions to estimate the fair value disclosures for financial instruments. Carrying values approximate fair values for all financial instruments which are not specifically addressed.

             For variable rate receivables that re-price frequently and are performing at acceptable levels, fair values were assumed to equal carrying values. All other receivables were pooled by loan type and risk rating. We estimated the fair value for these receivables by employing discounted cash flow analyses using interest rates equal to the London Inter-Bank Offered Rate or the Prime rate offered as of December 31, 1999 and 1998 plus an adjustment for normal spread, credit quality and the remaining terms of the loans.

             Carrying and fair values of the securities available for sale are based predominantly on quoted market prices. We use our business valuation model to determine the estimated value of our equity and other investments as of their anticipated exercise date. The business valuation model analyzes the cash flows of the related company and considers values for similar equity investments. The determined value is then discounted back to December 31, 1999 and 1998 using an appropriate rate of return for equity investments.

              We estimated the fair value of our notes and debentures using discounted cash flow analyses. These analyses are based on current incremental borrowing rates for arrangements with similar terms and remaining maturities as quoted by independent financial institutions as of December 31, 1999 and 1998. Fair values were assumed to equal carrying values for commercial paper and other short-term borrowings.

             The estimated fair value of interest rate swap agreements represents the mark to market loss and mark to market gain outstanding as of December 31, 1999 and 1998, respectively, as based upon quoted market prices obtained from independent financial institutions. Forward and futures contracts are carried at fair value. The fair values of loan commitments, letters of credit and guarantees are negligible.

23. Operating Segments

             We adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, in 1998. This statement requires us to report segment information based upon the way we organize segments within the Company for making operating decisions and assessing performance.

             Our two reportable segments, Domestic Commercial Finance and International Factoring and Asset Based Finance, are identified based upon our strategic business units whose long-term financial performance is affected by similar economic conditions. Each segment is managed separately by its own President.

             Domestic Commercial Finance—This segment consists of five business units:

(i)	Heller Corporate Finance (Corporate Finance): providing collateralized cash flow and asset based lending;

(ii)	Heller Real Estate Financial Services (Real Estate Finance): providing secured real estate financing;

(iii)	Heller Leasing Services (Leasing Services): providing debt and lease financing of small and large ticket equipment and commercial aircraft;

(iv)	Heller Small Business Finance (Small Business Finance): providing financing to small businesses, primarily under U.S. Small Business Administration (SBA) loan programs; and

(v)	Heller Healthcare Finance (Healthcare Finance): providing financing for the healthcare industry.

             Prior to December 31, 1999, we also had Heller Commercial Services (Commercial Services) which provided factoring and receivables management services. This business unit was sold during the fourth quarter of 1999. See Note 5—Commercial Services Sale—for more details.

             Domestic Commercial Finance also includes receivables for domestic business activities that we are no longer pursuing.

             International Factoring and Asset Based Finance—This segment, managed by International Group, provides various types of financing through five majority owned subsidiaries and 10 joint ventures. These subsidiaries and joint ventures operate in 20 countries in Europe, Asia/Pacific and Latin America. The types of financing provided include:

•	factoring and receivables management services;

•	asset based financing;

•	acquisition financing;

•	leasing and vendor finance and/or trade finance programs.

             We evaluate the performance of our operating segments based on net income. Inter-segment sales and transfers are not significant. The reportable segments’ accounting policies are consistent with ours, as described in Note 1, Summary of Significant Accounting Policies.

             Summarized financial information concerning our reportable segments is shown in the following table.

	Domestic Commercial Finance	International Factoring and Asset Based Finance	Consolidated Company
	(in millions)
Total assets:
1999	$14,510	$3,463	$17,973
1998	11,278	3,088	14,366
1997	10,278	2,583	12,861
Revenues:
1999	1,372	265	1,637
1998	1,163	244	1,407
1997	1,083	187	1,270
Income of international joint ventures:
1999	1	34	35
1998	—	30	30
1997	—	36	36
Net interest income:
1999	474	38	512
1998	381	42	423
1997	382	26	408
Net Income:
1999	236	48	284
1998	163	30	193
1997	145	13	158

             Net income of Domestic Commercial Finance for 1999 includes a one-time after-tax gain of $48 million relating to the sale of assets of our Commercial Services unit. See Note 5—Commercial Services Sale —for more details.

             Net income of Domestic Commercial Finance for 1998 was reduced by a one-time charge of $17 million ($12 million net of tax) relating to our restructuring initiative. International Factoring and Asset Based Finance net income was reduced by minority interest of $1 million, $4 million and $9 million in 1999, 1998 and 1997, respectively.

             We have allocated expenses of our corporate support functions to Domestic Commercial Finance and International Factoring and Asset Based Finance based on estimates of services provided to these segments. Unallocated expenses have been included with the Domestic Commercial Finance segment.

              The following table presents certain financial information by geographic region for the years ended December 31, 1999, 1998 and 1997. We have attributed revenues to the specific region of transaction origination.

	United States	For the Year Ended December 31,				Latin America	Consolidated
		Canada	France	Other Europe	Asia/ Pacific
	(in millions)
Long-lived assets
1999	$ 953	$—	$ 87	$186	$18	$27	$1,271
1998	502	—	102	237	17	39	897
1997	225	—	94	146	17	44	526
Total revenues
1999	$1,332	$ 6	$187	$ 70	$19	$23	$1,637
1998	1,159	—	188	31	21	8	1,407
1997	1,083	—	127	26	26	8	1,270

24. Summary of Quarterly Financial Information (Unaudited)

             The following financial information for the calendar quarters of 1999, 1998 and 1997, is unaudited. In the opinion of management, all adjustments necessary to present fairly the results of operations for such periods have been included.

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in millions)
Net interest income
1999	$113	$118	$133	$148
1998	99	105	109	110
1997	92	107	104	105
Operating revenues
1999	$223	$225	$239	$265
1998	186	194	196	207
1997	141	199	193	221
Provision for losses
1999	$ 29	$ 30	$ 37	$ 41
1998	15	17	27	18
1997	22	34	48	60
Net income
1999	$ 57	$ 58	$ 59	$110
1998	48	51	47	47
1997	39	44	40	35

             Net income for the fourth quarter of 1999 includes a one-time after-tax gain of $48 million relating to the sale of assets of our Commercial Services unit. See Note 5—Commercial Services Sale —for more details.

25. Accounting Developments

             In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 137, Deferral of the Effective Date of FASB Statement No. 133 (collectively referred to as SFAS No. 133). This Statement establishes accounting and reporting standards requiring all derivative instruments (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value. Changes in the fair value of the derivative are to be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows gains and losses on derivatives to offset related results on the hedged items in the income statement and requires that a company must document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. We are assessing the impact of this statement and will adopt it on January 1, 2001.

26. Subsequent Events

             In January 2000, we granted to various employees approximately 1.1 million options to purchase shares of Heller’s Class A Common Stock. No compensation expense was recorded in conjunction with the awards as the exercise price equaled the market value of the stock on the date of grant. The options vest equally over each of the next 4 years.

             In February 2000, we granted approximately 109,000 shares of restricted Class A Common Stock to employees of Heller. Compensation expense will be recorded ratably over the vesting periods which range from two to five years.

             In January 2000, we sold our interest in our Belgium operating companies, Kefam N.V., Belgo-Factors and International Automatiserings-Centrum, N.V. Our investment in these entities totaled nearly $12 million at the time of sale. The gain resulting from this transaction will be recorded in the first quarter of 2000.

             On February 15, 2000, we paid dividends of $0.10 per share on our Class A and Class B Common Stock.

             In February 2000, we securitized approximately $375 million in CMBS assets that were receivables of Heller at December 31, 1999.

             As of February 2000, we have repurchased 1 million shares of our Class A Common Stock to provide stock for issuance under our stock option and restricted stock plans, as well as for other corporate purposes.

             In February 2000, we filed a registration statement with the SEC in order to exchange $600 million of 7.375% notes due November 1, 2009 with substantially identical notes previously issued in a privately placed transaction under SEC Rule 144 A and Regulation S.

             All of the above items were completed by February 15, 2000.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

             The information required by this item pertaining to executive officers of the Company is set forth below. The information required by this item pertaining to directors of the Company and to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the Company’s Proxy Statement for the 2000 Annual Meeting of Stockholders. Directors of Heller may also be directors of certain of its wholly-owned subsidiaries.

Executive Officers

Richard J. Almeida

Mr. Almeida, age 57, has served as Chairman of the Board and Chief Executive Officer of Heller and Heller International Group, Inc. (International Group), a wholly-owned subsidiary through which Heller conducts its international business, since November 1995, and as a Director of Heller since November 1987. He has been Director of Fuji America Holdings, Inc. (FAHI), a subsidiary of The Fuji Bank, Limited, and the majority stockholder of Heller, since January 1998. He previously held the positions of Executive Vice President and Chief Financial Officer from November 1987 to November 1995. Mr. Almeida also serves as a Director of The Fuji Bank and Trust Company, a subsidiary of Fuji Bank. Prior to joining Heller in 1987, Mr. Almeida held a number of operating positions, both in corporate banking and investment banking, for Citicorp.

Nina B. Eidell

Ms. Eidell, age 47, has served as Executive Vice President and Chief Human Resources Officer of Heller since March 1998. From February 1995 to February 1998, she served as Director, Human Resources of the American Bar Association. Ms. Eidell previously spent eight years with Citicorp, where she held a variety of human resources management roles. She has also held human resources leadership positions with Sara Lee Corporation and R.R. Donnelley & Sons Company.

Michael J. Litwin

Mr. Litwin, age 52, has served as Executive Vice President and Chief Credit Officer of Heller since January 1997, and in 1999 became Chief Risk Officer of Heller. He previously served as a Director of Heller from April 1990 to July 1998, and Senior Group President of Heller from October 1990 to January 1997. Mr. Litwin has served in various other positions since joining Heller in 1971, including Assistant General Counsel.

Dennis P. Lockhart

Mr. Lockhart, age 53, has been a Director of Heller and President of International Group since January 1988. In his current position, Mr. Lockhart has principal responsibility for our international operations. Mr. Lockhart also serves as a Director of Tri Valley Corporation. Prior to joining Heller in 1988, Mr. Lockhart was employed by Citicorp for 16 years, holding a number of positions in corporate/institutional banking domestically and abroad, including assignments in Lebanon, Saudi Arabia, Greece, Iran, New York and Atlanta, with regional experience encompassing Europe, the Middle East, Africa and Latin America.

Lauralee E. Martin

Ms. Martin, age 49, has served as Executive Vice President and Chief Financial Officer of Heller since May 1996. She was a Director of Heller from May 1991 to July 1998, and Senior Group President of Heller from October 1990 to May 1996. Ms. Martin has been a Director of Gables Residential Trust since January 1994. Prior to joining Heller in 1986, Ms. Martin held a variety of senior management positions with General Electric Credit Corporation.

Debra H. Snider

Ms. Snider, age 45, has served as Chief Administrative Officer of Heller since February 1997, General Counsel since October 1995, Executive Vice President and Secretary since April 1995, and Secretary of FAHI since January 1998. She previously served as Acting General Counsel of Heller from April 1995 to October 1995. Prior to joining Heller, Ms. Snider was a Partner at the law firm of Katten Muchin & Zavis from February 1991 to March 1995, and First Vice President and Associate General Counsel at the Balcor Company.

Frederick E. Wolfert

Mr. Wolfert, age 45, has served as a Director of Heller since July 1998 and as President and Chief Operating Officer since January 1998. In this capacity, he has principal responsibility for all of our domestic businesses. Prior to joining Heller, Mr. Wolfert was Chairman of Key Global Finance Ltd. from April 1996 to December 1997, Chairman, President and Chief Executive Officer of KeyCorp Leasing, Ltd. from June 1993 to December 1997, Chairman, President and Chief Executive Officer of KeyBank USA N.A. from June 1993 to December 1996, President and Chief Operating Officer of KeyCorp Leasing, Ltd. from December 1991 to June 1993, and Executive Vice President of KeyBank USA N.A. from December 1991 to June 1993. Prior to 1991, Mr. Wolfert held various management positions with U.S. Leasing Corporation.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2000 Annual Meeting of Stockholders.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

             (a) Documents Filed as Part of This Report:

1.	Financial Statements (All Financial Statements listed below are those of the Company and its consolidated subsidiaries):

Report of Independent Public Accountants—Arthur Andersen LLP

Consolidated Balance Sheets —December 31, 1999 and 1998

Consolidated Statements of Income for the Years Ended December 31, 1999, 1998 and 1997

Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 1999, 1998 and 1997

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

Schedules are omitted because they are not applicable or because the required information appears in the financial statements or the notes thereto.

3.	Exhibits:

             Any shareholder who would like a copy of the following Exhibits may obtain one upon request from the Company at a charge that reflects the reproduction cost of such Exhibits. Requests should be made to the Corporate Secretary, Heller Financial, Inc., 500 W. Monroe St., Chicago, IL 60661.

(3)(a)	Amended and Restated Certificate of Incorporation of the Company, as amended and restated on April 30, 1998, is incorporated by reference to Exhibit 3.1 to the Company’s
Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 1-6157).

(3)(b)	Amended and Restated By-laws of the Company, adopted on April 27, 1998, are incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-
Q for the period ended March 31, 1998 (File No. 1-6157).

(4)(a)	Certificate of Designation, Preferences and Rights of Cumulative Perpetual Senior
Preferred Stock, Series A, as filed with the Delaware Secretary of State on September 16,
1992, is incorporated by reference to Exhibit 4(a) to the Company’s Annual Report on
Form 10-K for the Fiscal Year ended December 31, 1992 (File No. 1-6157).

(4)(b)	Certificate of Designation, Preferences and Rights of the Company’s Fixed Rate
Noncumulative Perpetual Senior Preferred Stock, Series C (Liquidation Preference
$100.00 Per Share) filed with the Secretary of State of Delaware on November 5, 1997, is
incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on
Form S-4 dated October 24, 1997 (File No. 333-38627).

(4)(c)	Certificate of Designation, Preferences and Rights of the Company’s Fixed Rate
Noncumulative Perpetual Senior Preferred Stock, Series D (Liquidation Preference
$100.00 Per Share), filed with the Secretary of State of Delaware on December 3, 1998 is
incorporated by reference to Exhibit (4)(c) to the Company’s Annual Report on Form 10-
K for the Fiscal Year ended December 31, 1998, as amended on Form 10-K/A (File No.
1-6157).

(4)(d)	Heller Financial, Inc. Standard Multiple-Series Indenture Provisions dated February 5,
1987 are incorporated by reference to Exhibit (4)(a) to the Company’s Registration
Statement on Form S-3 dated February 5, 1987 (File No. 33-11757).

(4)(e)	Form of Indenture dated as of February 5, 1987 between the Company and Chemical
Bank, Trustee, with respect to Senior Securities is incorporated by reference to Exhibit
(4)(c) to the Company’s Registration Statement on Form S-3 dated February 5, 1987 (File
No. 33-11757).

(4)(f)	First Supplemental Indenture dated as of December 1, 1989 to the Indenture dated as of
February 5, 1987 between the Company and Chemical Bank, as Trustee, is incorporated by reference to Exhibit (4)(e) to the Company’s Annual Report on Form 10-K for the
Fiscal Year ended December 31, 1994 (File No. 1-6157).

(4)(g)	Indenture dated as of September 1, 1995 between the Company and State Street Bank and
Trust Company, as successor to Shawmut Bank Connecticut, National Association, as
Trustee, with respect to Senior Securities is incorporated by reference to Exhibit 4.3 to the
Company’s Registration Statement on Form S-3 dated October 23, 1997 (File No. 333-
38545).

(4)(h)	First Supplemental Indenture dated as of October 13, 1995, to the Indenture dated as of
September 1, 1995, between the Company and State Street Bank and Trust Company, as
successor to Shawmut Bank Connecticut, National Association, as Trustee, with respect to
Senior Securities is incorporated by reference to an exhibit to the Company ’s Current
Report on Form 8-K, filed October 18, 1995 (File No. 1-6157).

(4)(i)	Second Supplemental Indenture dated November 17, 1997 to the Indenture dated
September 1, 1995 between the Company and State Street Bank and Trust Company, as
Trustee, with respect to Senior Securities is incorporated by reference to Exhibit 4(a) to the Company’s Current Report on Form 8-K filed December 4, 1997 (File No. 1-6157).

(4)(j)	Third Supplemental Indenture dated as of August 16, 1999 to the Indenture dated
September 1, 1995 between the Company and State Street Bank and Trust Company, as
Trustee, with respect to Senior Securities is incorporated by reference to Exhibit 4 to the
Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1999
(File No. 1-6157).

(4)(k)	Indenture dated as of September 1, 1995 between the Company and State Street Bank and
Trust Company, as successor to Shawmut Bank Connecticut, National Association, as
Trustee, with respect to Subordinated Securities is incorporated by reference to Exhibit
4.5 to the Company’s Registration Statement on Form S-3 dated October 23, 1997 (File
No. 333-38545).

(4)(l)	First Supplemental Indenture dated as of October 13, 1995, to the Indenture dated as of
September 1, 1995, between the Company and State Street Bank and Trust Company, as
successor to Shawmut Bank Connecticut, National Association, as Trustee, with respect to
Subordinated Securities is incorporated by reference to an exhibit to the Company’s
Current Report on Form 8-K, filed October 18, 1995 (File No. 1-6157).

(4)(m)	Indenture dated as of September 1, 1995 between the Company and State Street Bank and
Trust Company, as successor to Shawmut Bank Connecticut, National Association, as
Trustee, with respect to Junior Subordinated Securities is incorporated by reference to
Exhibit 4.7 to the Company’s Registration Statement on Form S-3 dated October 23, 1997
(File No. 333-38545).

(4)(n)	First Supplemental Indenture dated October 13, 1995 to the Indenture dated as of
September 1, 1995 between the Company and State Street Bank and Trust Company, as
successor to Shawmut Bank Connecticut, National Association, as Trustee, with respect to
Junior Subordinated Securities is incorporated by reference to Exhibit 4(d)(i) to the
Company’s Current Report on Form 8-K filed October 18, 1995 (File No. 1-6157).

(4)(o)	Form of Medium-Term Note, Series J (Fixed Rate) due from 9 months to 30 years from date of issue is incorporated by reference to Exhibit 4(a) to the Company ’s Current
Report on Form 8-K filed October 6, 1999 (File No. 1-6157).

(4)(p)	Form of Medium-Term Note, Series J (Fixed Rate/Currency Indexed) due from 9 months to 30 years from date of issue is incorporated by reference to Exhibit 4(b) to the
Company’s Current Report on Form 8-K filed October 6, 1999 (File No. 1-6157).

(4)(q)	Form of Medium-Term Note, Series J (Floating Rate) due from 9 months to 30 years from date of issue filed as Exhibit 4(c) to the Company’s Current Report on Form 8-K
filed October 6, 1999 (File No. 1-6157).

(4)(r)	Form of Medium-Term Note, Series J (Floating Rate/Currency Indexed) due from 9 months to 30 years from date of issue is incorporated by reference to Exhibit 4(d) to the
Company’s Current Report on Form 8-K filed October 6, 1999 (File No. 1-6157).

(10)(a)	Amended and Restated Keep Well Agreement between The Fuji Bank, Limited (Fuji
Bank) and the Company, as amended, is incorporated by reference to Exhibit 4.13 to the
Company’s Registration Statement on Form S-3 dated July 8, 1998 (File No. 333-58723).

(10)(b)	Registration Rights Agreement dated May 6, 1998 between the Company and Fuji Bank is incorporated by reference to Exhibit (10)(b) to the Company’s Annual Report on Form
10-K for the Year Ended December 31, 1998, as amended on Form 10-K/A (File No. 1-
6157).

(10)(c)	Services Agreement dated January 1, 1985 between the Company and Fuji Bank is incorporated by reference to Exhibit (10)(e) to the Company’s Annual Report on Form
10-K for the Fiscal Year ended December 31, 1992 (File No. 1-6157).

(10)(d)	Management Services Agreement dated as of January 2, 1998 between Fuji America
Holdings, Inc. (FAHI) and the Company is incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 31,
1997, as amended on Form 10-K/A (File No. 1-6157).

(10)(e)	Agreement for the Allocation of Federal Income Tax Liability and Benefits among FAHI and the Company, effective as of January 2, 1998, incorporated by reference to the
Company’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 1998, as amended on Form 10-K/A (File No. 1-6157).

(10)(f)†	1997-1999 Long Term Incentive Plan, effective January 1, 1997, is incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the Fiscal
Year ended December 31, 1997, as amended on Form 10-K/A (File No. 1-6157).

(10)(g)†	Supplemental Executive Retirement Benefit Plan, amended and restated effective January
1, 1996, is incorporated by reference to Exhibit (10)(e) to the Company ’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 1996 (File No. 1-6157).

(10)(h)	First Amendment to the Company’s Supplemental Executive Retirement Plan, effective as of January 1, 1999, is incorporated by reference to the Company’s Quarterly Report on
Form 10-Q for the period ended September 30, 1999 (File No. 1-6157).

(10)(i)†	1998 Heller Financial, Inc. Stock Incentive Plan is incorporated by reference to Exhibit
10.1 to the Company’s Registration Statement on Form S-2 initially filed on February 26,
1998, as amended (File No. 333-46915).

(10)(j)†	Amended and Restated Executive Deferred Compensation Plan, effective as of January 1,
1998, is incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on
Form 10-Q for the period ended September 30, 1998 (File No. 1-6157).

(10)(k)†	First Amendment to Amended and Restated Executive Deferred Compensation Plan dated
March 2, 1999 is incorporated by reference to the Company’s Annual Report on Form
10-K for the Fiscal Year ended December 31, 1998, as amended on Form 10-K/A (File
No. 1-6157).

(10)(l)*	Second Amendment to Amended and Restated Executive Deferred Compensation Plan dated November 16, 1999.

(10)(m)*	Employment Letter Agreement, dated as of December 31, 1999, between the Company and Richard J. Almeida.

(10)(n)*	Employment Letter Agreement, dated as of December 31, 1999, between the Company and Frederick E. Wolfert.

(10)(o)†	Form of Change in Control Agreement is incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-2 initially filed on February 26, 1998, as amended (File No. 333-46915).

(12)*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

(21)*	Subsidiaries of the Registrant

(23)*	Consent of Independent Public Accountants

(27)*	Financial Data Schedule

*	Filed herewith.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

             Instruments defining the rights of holders of certain issues of long-term debt of the Company have not been filed as exhibits to this Report because the authorized principal amount of any one of such issues does not exceed 10% of the total assets of the Company. The Company hereby agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument that defines the rights of holders of the Company’s long-term debt.

              (b) Current Reports on Form 8-K:

Date of Report	Item	Description
October 5, 1999	5, 7	A report filing a press release announcing that the Company agreed to sell its domestic factoring business, known as Commercial Services, to The CIT Group.

October 6, 1999	5, 7	A report announcing that the Company commenced an offering on
Registration Statement on Form S-3 No. 333-84725 of up to
$10,000,000,000 of Medium Term Notes, Series J, due from 9 months to
30 years from the date of issue.

October 18, 1999	5, 7	A report filing press releases announcing (i) the increase of the quarterly dividend on the Company’s Class A and Class B common stock to $.10 per share from $.09 per share, (ii) the declaration of dividends on three of the
Company’s preferred stocks and (iii) the authorization to repurchase up to two million shares of the Company’s Class A Common Stock to provide stock for issuance under the Company’s stock option and restricted stock plans, as well as for other corporate purposes.

October 20, 1999	5, 7	A report filing a press release announcing earnings for the quarter ending September 30, 1999.

January 20, 2000	5,7	A report filing a press release announcing (i) earnings for the year ending
December 31, 1999, (ii) selection by the Board of Directors of May 4, 2000 as the date for the Annual Meeting of Stockholders, and (iii) selection by the Board of Directors of March 10, 2000 as the record date for voting at the Annual Meeting of Stockholders.

January 20, 2000	5,7	A report filing a press release announcing the declaration of dividends on the Company’s common and preferred stocks.

SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of February, 2000.

HELLER FINANCIAL , INC .

/S / RICHARD J. ALMEIDA
By:
Richard J. Almeida
Chairman and Chief Executive Officer

             Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on behalf of the registrant in their capacities and on the date indicated.

Signature	Title	Date
/S / RICHARD J. ALMEIDA Richard J. Almeida	Chairman and Chief Executive Officer	February 22, 2000

/S / LAWRENCE G. HUND Lawrence G. Hund	Executive Vice President, Controller and Chief Accounting Officer	February 18, 2000

/S / LAURALEE E. MARTIN Lauralee E. Martin	Executive Vice President and Chief Financial Officer	February 22, 2000

/S / FREDERICK E. WOLFERT Frederick E. Wolfert	Director, President and Chief Operating Officer	February 22, 2000

/S / MICHAEL A. CONWAY Michael A. Conway	Director	February 22, 2000

/S / SOICHI HIRABAYASHI Soichi Hirabayashi	Director	February 23, 2000

/S / TAKAAKI KATO Takaaki Kato	Director	February 22, 2000

/S / MARK KESSEL Mark Kessel	Director	February 22, 2000

/S / TETSUO KUMON Tetsuo Kumon	Director	February 22, 2000

/S / DENNIS P. LOCKHART Dennis P. Lockhart	Director and Executive Vice President	February 22, 2000

/S / TAKASHI MAKIMOTO Takashi Makimoto	Director	February 23, 2000

Signature	Title	Date
/S / FRANK S. PTAK Frank S. Ptak	Director	February 22, 2000

/S / MASAHIRO SAWADA Masahiro Sawada	Director	February 22, 2000

/S / KENICHIRO TANAKA Kenichiro Tanaka	Director	February 22, 2000

HFI 1999 XX 10-K