Form 10-Q
period 2000-03-31
HELLER FINANCIAL INC
filed 2000-05-09
CIK 46738

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

✓  Quarterly report for the period ended March 31, 2000 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

__  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-6157

Heller Financial, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-1208070

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

500 W. Monroe Street, Chicago, Illinois	60661

(Address of principal executive offices)	(Zip Code)

(312) 441-7000

(Registrant's telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

45,310,688 shares of Class A Common Stock, $.25 par value, outstanding at April 30, 2000.
51,050,000 shares of Class B Common Stock, $.25 par value, outstanding at April 30, 2000.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

HELLER FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except for information on shares)

ASSETS	March 31, 2000	December 31, 1999
	(unaudited)	(audited)
Cash and cash equivalents	$514	$516
Receivables (Note 3)
Commercial loans
Term loans	4,952	4,652
Revolving loans	2,303	2,055
Real estate loans	2,215	2,405
Factored accounts receivable	2,462	2,708
Equipment loans and leases	3,078	2,975

Total receivables	15,010	14,795
Less: Allowance for losses of receivables (Note 3)	321	316

Net receivables	14,689	14,479
Equity and real estate investments	805	737
Debt securities	562	549
Operating leases	794	508
Investments in international joint ventures	200	219
Goodwill	473	481
Other assets	539	484

Total assets	$18,576	$17,973

LIABILITIES AND STOCKHOLDERS' EQUITY
Senior debt
Commercial paper and short-term borrowings	$ 4,921	$ 5,202
Notes and debentures (Note 4)	9,578	8,630

Total senior debt	14,499	13,832
Credit balances of factoring clients	875	993
Other payables and accruals	803	790

Total liabilities	16,177	15,615
Minority interest	11	11
Stockholders' equity
Non-redeemable Preferred Stock	400	400
Class A Common Stock ($.25 par; 500,000,000 shares authorized; 46,320,888 shares issued and 45,301,693 shares outstanding)	12	12
Class B Common Stock ($.25 par; 300,000,000 shares authorized; 51,050,000 shares issued and outstanding)	13	13
Additional paid in capital	1,627	1,626
Retained earnings	391	332
Treasury stock (1,019,195 shares) (Note 6)	(22)	(9)
Accumulated other comprehensive income	(33)	(27)

Total stockholders' equity	2,388	2,347

Total liabilities and stockholders' equity	$18,576	$17,973

The accompanying Notes to Consolidated Condensed Financial Statements
are an integral part of these statements.

HELLER FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in millions, except for per share information)

	For the Three Months Ended March 31,
	2000	1999
	(unaudited)
Interest income	$ 361	$ 262
Interest expense	215	149

Net interest income	146	113
Fees and other income	88	74
Factoring commissions	17	28
Income of international joint ventures	10	8

Operating revenues	261	223
Operating expenses	117	108
Provision for losses	30	29

Income before taxes and minority interest	114	86
Income tax provision	38	29
Minority interest	1	—

Net income	$ 75	$ 57

Dividends on preferred stock	$ 7	$ 7

Net income applicable to common stock	$ 68	$ 50

Basic net income applicable to common stock per share (Note 7)	$ 0.70	$ 0.56

Diluted net income applicable to common stock per share (Note 7)	$ 0.70	$ 0.55

The accompanying Notes to Consolidated Condensed Financial Statements
are an integral part of these statements.

CONSOLIDATED CONDENSED STATEMENTS OF
CHANGES IN STOCKHOLDERS' EQUITY
(in millions)
(unaudited)

	Non- Redeem- able Preferred Stock	Class A Common Stock	Class B Common Stock	Treasury Stock (Note 6)	Add'l Paid In Capital	Accum. Other Compre- hensive Income	Retained Earnings	Total	Compre- hensive Income

BALANCE AT DECEMBER 31, 1998	$ 400	$ 10	$ 13	$ (8)	$ 1,435	$ 1	$ 111	$ 1,962
Comprehensive Income:
Net income	–	–	–	–	–	–	57	57	$ 57
Other comprehensive income, net of tax:
Unrealized loss on securities, net of tax benefit of $ 5	–	–	–	–	–	–	–	(9)	(9)
Foreign currency translation adjustments, net of tax of $ (26)	–	–	–	–	–	–	–	(12)	(12)

Other comprehensive income	–	–	–	–	–	(21)	–	–	(21)

Comprehensive income	–	–	–	–	–	–	–	–	$ 36

Reissuance of Class A Common Stock	–	–	–	2	–	–	–	2
Vesting of restricted shares	–	–	–	–	1	–	–	1
Preferred stock dividends	–	–	–	–	–	–	(7)	(7)
Common stock dividends	–	–	–	–	–	–	(8)	(8)

BALANCE AT MARCH 31, 1999	$ 400	$ 10	$ 13	$ (6)	$ 1,436	$ (20)	$ 153	$ 1,986

BALANCE AT DECEMBER 31, 1999	$ 400	$ 12	$ 13	$ (9)	$ 1,626	$ (27)	$ 332	$2,347
Comprehensive Income:
Net income	–	–	–	–	–	–	75	75	$ 75
Other comprehensive income, net of tax:
Unrealized loss on securities, net of tax benefit of $3	–	–	–	–	–	–	–	(7)	(7)
Foreign currency translation adjustments, net of tax of $ (16)	–	–	–	–	–	–	–	1	1

Other comprehensive income	–	–	–	–	–	(6)	–	–	(6)

Comprehensive income	–	–	–	–	–	–	–	–	$ 69

Repurchase of Class A Common Stock	–	–	–	(13)	–	–	–	(13)
Vesting of restricted shares	–	–	–	–	1	–	–	1
Preferred stock dividends	–	–	–	–	–	–	(7)	(7)
Common stock dividends	–	–	–	–	–	–	(9)	(9)

BALANCE AT MARCH 31, 2000	$ 400	$ 12	$ 13	$ (22)	$ 1,627	$ (33)	$ 391	$ 2,388

The accumulated other comprehensive income balance included $0 and $13 million of unrealized gains, net of tax, on securities available for sale at March 31, 2000 and March 31, 1999, respectively. Accumulated other comprehensive income also included deferred foreign currency translation adjustments, net of tax, of $(33) million at March 31, 2000 and 1999.

The accompanying Notes to Consolidated Condensed Financial Statements
are an integral part of these statements.

HELLER FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions)

	For the Three Months Ended March 31,
	2000	1999
	(unaudited)
OPERATING ACTIVITIES
Net income	$ 75	$ 57
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses	30	29
Amortization and depreciation	18	7
Losses from equity investments	1	8
Provision for deferred taxes	11	10
Increase in accounts payable and accrued liabilities	64	38
Undistributed income of international joint ventures	(5)	(4)
Decrease in interest payable	(6)	(10)
Other	(19)	(10)

Net cash provided by operating activities	169	125
INVESTING ACTIVITIES
Longer-term loans funded	(1,420)	(1,027)
Collections of principal	714	771
Securitizations, participations, syndications and loan sales	525	230
Net increase in short-term loans and advances to factoring clients	(271)	(299)
Investment in operating leases	(305)	(45)
Investment in equity interests and other investments	(37)	(150)
Sales of investments and equipment on lease	40	97
Other	(54)	(13)

Net cash used for investing activities	(808)	(436)
FINANCING ACTIVITIES
Senior note issuances	1,357	1,107
Retirement of notes and debentures	(409)	(653)
(Decrease) increase in commercial paper and other short-term borrowings	(281)	204
Net increase in advances from affiliates	–	3
(Repurchase) reissuance of Class A Common Stock	(13)	2
Cash dividends paid on preferred and common stock	(16)	(15)
Other	(1)	7

Net cash provided by financing activities	637	655

(Decrease) increase in cash and cash equivalents	(2)	344
Cash and cash equivalents at the beginning of the period	516	529

Cash and cash equivalents at the end of the period	$ 514	$ 873

The accompanying Notes to Consolidated Condensed Financial Statements
are an integral part of these statements.

HELLER FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

(1) Basis of Presentation

These consolidated condensed financial statements should be read in conjunction with the financial statements and notes included in the annual report on Form 10-K of Heller Financial, Inc. (including its consolidated subsidiaries, Heller or the Company, which may be referred to as we, us or our) for the year ended December 31, 1999. In management's opinion, all adjustments considered necessary for a fair presentation are included in these financial statements and were of a normal, recurring nature. Certain prior year amounts have been reclassified to conform to the current year's presentation.

(2) HealthCare Financial Partners, Inc. Acquisition

On July 28, 1999 we acquired HealthCare Financial Partners, Inc. (HCFP). We combined HCFP with our existing healthcare operations and operate it as the Healthcare Finance business unit within our Domestic Commercial Finance segment.

The following table presents the unaudited pro forma combined income statements of Heller and HCFP for the three months ended March 31, 2000 and 1999. The pro forma combined income statements are presented as if our acquisition of HCFP occurred on January 1, 1999. The combined historical operating results of Heller and HCFP for 2000 and 1999 are adjusted to reflect goodwill amortization and financing costs for the transaction. We present the following table for informational purposes only. It does not necessarily indicate our future operating results or the operating results that would have occurred had the acquisition been effective in the periods presented.

	For the Three Months Ended March 31,
	2000	1999

	(in millions)
Interest income	$ 361	$ 279
Interest expense	215	153

Net interest income	146	126
Fees and other income	88	76
Factoring commissions	17	28
Income of international joint ventures	10	8

Operating revenues	261	238
Operating expenses	117	114
Provision for losses	30	30

Income before income taxes and minority interest	114	94
Income tax provision	38	32
Minority interest	1	0

Net income	$ 75	$ 62

(3) Impaired Receivables and Repossessed Assets

We do not recognize interest and fee income on impaired receivables or repossessed assets, both of which are classified as nonearning, as set forth in the following table:

	March 31, 2000	December 31, 1999
	(in millions)
Impaired receivables	$ 213	$ 204
Repossessed assets	26	24

Total nonearning assets	$ 239	$ 228

Ratio of total nonearning assets to total lending assets	1.6%	1.5%

Ratio of allowance for losses of receivables to nonearning impaired receivables	151%	155%

Nonearning assets included $23 million and $32 million at March 31, 2000 and December 31, 1999, respectively, for our International Factoring and Asset Based Finance Segment.

The average investment in nonearning impaired receivables was $211 million for the three months ended March 31, 2000 and $213 million for the three months ended March 31, 1999.

Loan Modifications—

We had $14 million of loans that are considered troubled debt restructures at March 31, 2000, unchanged from December 31, 1999. At March 31, 2000 there were no loans that were restructured and returned to earning status.

Allowance for Losses—

The change in the allowance for losses of receivables during the three month period included an additional provision of $30 million and gross writedowns and recoveries of $26 million and $3 million, respectively. Impaired receivables with identified reserve requirements totaled $182 million at March 31, 2000 and $177 million at December 31, 1999.

	March 31, 2000	December 31, 1999
(in millions)
Identified reserve requirement for impaired receivables	$ 42	$ 44
Additional allowance for losses of receivables	279	272

Total allowance for losses of receivables	$ 321	$ 316

(4) Senior Debt - Notes and Debentures

We issued and retired the following notes and debentures during the three months ended March 31, 2000 (excluding unamortized premium and discount):

Principal Amount
(in millions)
Issuances:
Variable rate notes due on various dates ranging from April 2, 2001 to March 14, 2005	$ 1,354
Fixed rate note with interest rate of 6.40% due on December 18, 2000	3

$ 1,357

Retirements:
Variable rate notes due on various dates ranging from January 18, 2000 to March 29, 2000	$ 189
Fixed rate notes with interest rates ranging from 5.63% to 6.71% due on various dates ranging from March 15, 2000 to March 21, 2000	220

$ 409

We have approximately $4.1 billion in available liquidity support under four bank credit facilities. The longest facility is a multi-year facility for $1.6 billion, which expires in April 2002. Two of our three separate 364-day bank credit facilities expire in April 2000 and the third expires in September 2000. See Note 11—Subsequent Events—for information on renewals of our bank credit facilities.

We have committed foreign bank credit facilities totaling $1.2 billion (U.S. dollar equivalent) for our international subsidiaries and $36 million under foreign currency revolving credit facilities. As of March 31, 2000, there was approximately $1.1 billion available under these facilities.

Through our wholly-owned subsidiary, Factofrance, we have a factored accounts receivable sale facility. This facility allows us to sell an undivided interest of up to 1 billion French francs in a designated pool of its factored accounts receivable to one bank-sponsored conduit, on a limited recourse basis. As of March 31, 2000, approximately 1 billion French francs (or $157 million) of receivables were sold under this facility.

We have a 364-day facility, expiring December 2000, which allows us to sell up to $400 million of our equipment receivables to two bank-sponsored conduits, on a limited recourse basis. As of March 31, 2000, we had not sold any receivables under this facility.

We have a shelf registration filed with the Securities and Exchange Commission, covering the sale of up to $10 billion in debt securities (including medium-term notes), senior preferred stock and Class A Common Stock. As of March 31, 2000, we had approximately $9 billion available under this shelf registration.

We have established a Euro Medium-Term Note Program for the issuance of up to $2 billion in notes to be issued from time to time. As of March 31, 2000, approximately $1.7 billion was available under this program.

(5) Derivative Financial Instruments Used for Risk Management Purposes

We utilize interest rate swaps to modify the interest rate and currency characteristics of our debt and assets to control the overall level of financial risk arising from our normal business operations. During the three months ended March 31, 2000, we entered into $1.1 billion of interest rate swaps while $2.3 billion of our interest rate swaps were terminated or matured. These instruments had the effect of converting $418 million of fixed rate assets to a variable rate, $400 million of variable rate assets to another variable rate index and $315 million of variable rate debt to a fixed rate. At March 31, 2000, we held $5.9 billion in interest rate swap agreements, $758 million in cross-currency interest rate swap agreements and $2.6 billion of basis swap agreements.

We utilize interest rate futures to hedge the interest rate risk of a portion of our receivables portfolio and to fix the interest rates of floating rate liabilities. At March 31, 2000 we held 10-year and 5-year interest rate futures contracts with equivalent notional amounts of $261 million and $24 million, respectively.

We also periodically enter into forward currency exchange contracts or purchase options. These instruments serve as hedges of our investment in international subsidiaries and joint ventures or effectively hedge the translation of the related foreign currency income. We held $680 million of forward currency exchange contracts and $126 million of purchased options at March 31, 2000.

(6) Treasury Stock

We have an executive deferred compensation plan (the Plan) in which certain of our employees may elect to defer a portion of their annual compensation on a pre-tax basis. The amount deferred remains an asset of Heller and is invested in several mutual funds and in Class A Common Stock of Heller. Investments in our Class A Common Stock under this Plan are reported as treasury stock and are included in the calculation of basic and diluted earnings per share. At March 31, 2000, we held 224,343 shares of treasury stock through the Plan.

In addition, we held 794,852 shares of our Class A Common Stock for use in meeting the requirements of our current stock incentive compensation plans and for other corporate purposes. The number of shares includes 667,500 shares repurchased in the first quarter of 2000 under a 1999 authorization to repurchase up to 2 million shares of our Class A Common Stock.

(7) Basic and Diluted Net Income Per Share and Pro Forma Net Income Per Share

The following table shows the calculation of net income applicable to common stock per share on a basic and diluted basis for the periods indicated:

	Quarter Ended March 31,

	Basic		Diluted
	2000	1999	2000	1999
Net income applicable to common stock (in millions)	$ 68	$ 50	$ 68	$ 50

Average equivalent shares of common stock outstanding (in thousands)	96,677	90,077	96,677	90,077
Stock options	—	—	95	7

Total average equivalent shares	96,677	90,077	96,772	90,084

Net income per share	$ 0.70	$ 0.56	$ 0.70	$ 0.55

(8) Statement of Cash Flows

Noncash investing activities that occurred during the three month period ended March 31, 2000 included $2 million of receivables classified as repossessed assets. We paid income taxes of $34 million and $22 million during the three month periods ended March 31, 2000 and 1999, respectively.

(9) Operating Segments

The following table summarizes financial information concerning our reportable segments:

	Domestic Commercial Finance	International Factoring and Asset Based Finance	Consolidated Company
Total assets:
March 31, 2000	$ 15,598	$ 2,978	$ 18,576
December 31, 1999	14,510	3,463	17,973
Total revenues:
March 31, 2000	$ 390	$ 86	$ 476
March 31, 1999	313	59	372
Net income:
March 31, 2000	$ 58	$ 17(a)	$ 75
March 31, 1999	52	5	57

(a) includes a net after-tax gain of $7 million relating to the sale of one international investment and the liquidation of another.

(10) Commercial Services Sale

During the fourth quarter of 1999, we sold the assets of our Commercial Services unit, part of our Domestic Commercial Finance segment. The sale consisted of $911 million of factored accounts receivable and the assumption of $577 million of liabilities due to factoring clients.

Of the total costs incurred in this transaction, $9 million is recorded as a liability as of March 31, 2000, including $2 million for severance benefits and other related compensation costs. Most of these costs will be paid out by June 2000.

(11) Subsequent Events

Declaration of Dividends -

On April 19, 2000, we declared a quarterly dividend of $0.10 on each share of our Class A and Class B Common Stock. The dividend is payable on May 15, 2000 to the holders of record thereof on May 1, 2000. We also declared quarterly dividends of $0.5078125, $1.67175 and $1.7375 on each outstanding share of our Cumulative Perpetual Senior Preferred Stock, Series A, Fixed Rate Noncumulative Perpetual Senior Preferred Stock, Series C and Fixed Rate Noncumulative Perpetual Senior Preferred Stock, Series D, respectively. The dividends on our preferred shares are payable on May 15, 2000 to the holders of record thereof on May 1, 2000.

Bank Credit Facility Renewals-

On April 3, 2000, we increased, renewed and extended our 5-year bank credit facility and one of our 364-day bank credit facilities for a total amount of $4.2 billion. In addition, we terminated our remaining 364-day bank credit facility.

(12) Accounting Developments

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 137, Deferral of the Effective Date of FASB Statement No. 133 (collectively referred to as SFAS No. 133). This Statement establishes accounting and reporting standards requiring all derivative instruments (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value. Changes in the fair value of the derivative are to be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows gains and losses on derivatives to offset related results on the hedged items in the income statement and requires that a company must document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. We are assessing the impact of this statement and will adopt it effective January 1, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview. Net income for the three months ended March 31, 2000 totaled $75 million compared to $57 million for the prior year period, an increase of 32%. Net income applicable to common stock was $68 million for the three months ended March 31, 2000, an increase of 36% from $50 million for the three months ended March 31, 1999. The growth in earnings was due to an increase of $38 million or 17% in operating revenues for the quarter ended March 31, 2000, driven by growth in both net interest income and non-interest income. First quarter net income includes a net gain of $7 million resulting from the sale of one international investment and the liquidation of another.

Heller's results for the first quarter of 2000 include HealthCare Financial Partners, Inc. (HCFP) on a consolidated basis since our acquisition in July 1999 and exclude our Commercial Services unit sold in December 1999. The net effect of these activities was to decrease operating revenues and operating expenses by $2 million and $6 million, respectively, for the first quarter of 2000 compared to the prior year period.

Operating Revenues. The following table summarizes our operating revenues for the three months ended March 31, 2000 and 1999:

	For the Three Months Ended March 31,

	2000 Amount	Percent of AFE	1999 Amount	Percent of AFE

		(annualized)		(annualized)
	(dollars in millions)
Net interest income	$ 146	3.7%	$ 113	3.8%
Non-interest income:
Fees and other income	88	2.2	74	2.5
Factoring commissions	17	0.4	28	0.9
Income of international joint ventures	10	0.3	8	0.3

Total operating revenues	$ 261	6.6%	$ 223	7.5%

Net Interest Income: Net interest income increased by $33 million or 29% for the first three months of 2000 versus 1999. The increase in net interest income for the first quarter of 2000 versus the same prior year period is due to growth in our portfolio of lending assets resulting from new business volume of $1.8 billion. Net interest margin as a percentage of AFE declined modestly to 3.7% at March 31, 2000 from 3.8% at March 31, 1999. This decrease reflects the impact of an increase in our operating lease and investment portfolios.

Non-Interest Income: The following table summarizes our non-interest income for the three months ended March 31, 2000 and 1999:

	For the Three Months Ended March 31,		Increase/ (Decrease)

	2000	1999	Amount	Percent

	(dollars in millions)
Factoring commissions	$ 17	$ 28	$ (11)	(39)%
Income of international joint ventures	10	8	2	25
Fees and other income:
Investment and asset sale income (1)	64	48	16	33
Fee income and other (2)	24	26	(2)	(8)

Total fees and other income	$ 88	$ 74	$ 14	19%

Total non-interest income	$ 115	$ 110	$ 5	5%

Non-interest income as a percentage of AFE (annualized)	2.9%	3.7%

(1) Investment and asset sale income includes gains on securitizations, syndications and loan sales, net investment income and gains, equipment residual gains and participation income.

(2) Fee income and other consists primarily of loan servicing income, late fees, prepayment fees, early termination fees, residual rental income and other miscellaneous income.

Factoring commissions decreased $11 million for the three months ended March 31, 2000 compared to the same prior year period as a result of the sale of assets of our domestic factoring business, Commercial Services, in December 1999. Excluding Commercial Services, total factoring volume increased 12% for the first three months of 2000 as compared to the prior year. Factofrance's factoring volume increased 7% for the first quarter of 2000 over 1999. The increase in factoring volume was offset by lower factoring commission rates resulting from continued competitive market conditions and a shift toward larger, lower risk, but also lower yielding clients.

Income of international joint ventures increased $2 million or 25% for the three months ended March 31, 2000 as compared to the prior year. These increases are primarily due to higher income from our European and Latin American joint ventures.

Fees and other income totaled $88 million and increased $14 million or 19% for the first quarter of 2000 as compared to the prior year period due to an increase in investment and asset sale income of $16 million or 33%. Investment and asset sale income for the quarter includes securitization income, larger residual gains and higher investment income. It also includes a net gain from the sale of one international investment and the liquidation of another.

Operating Expenses. The following table summarizes our operating expenses for the three months ended March 31, 2000 and 1999:

	For the Three Months Ended
	March 31,		Increase
	2000	1999	Amount	Percent

	(dollars in millions)
Salaries and other compensation	$62	$57	$5	8.8%
General and administrative expenses	49	47	2	4.3
Goodwill and non-compete amortization	6	4	2	5.0

Total operating expenses	$117	$108	$9	8.3%

Total operating expenses as a percentage of average managed assets (annualized)	2.7%	3.2%
Ratio of operating expenses to operating revenues	45%	48%
Ratio of operating expenses, excluding goodwill and non-compete amortization, as a percentage of operating revenues	43%	47%

Operating expenses totaled $117 million for the first quarter, an increase of 8% over the first quarter of 1999. The higher level reflects increases in salaries and other compensation expense and an increase in goodwill amortization during the first quarter of 2000 versus the prior year period. Heller's efficiency ratio improved to 45% for the first quarter from 48% for the first quarter and full year in 1999, reflective of our focus on increasing revenues and controlling expense growth combined with the impact of the sale of our Commercial Services unit. Operating expenses as a percentage of average managed assets also improved to 2.7% from 3.2% for the same prior year period.

Allowance for Losses. The following table summarizes the changes in our allowance for losses of receivables, including our provision for losses of receivables and repossessed assets, for the three months ended March 31, 2000 and 1999:

	For the Three Months Ended

	March 31,		Increase/(Decrease)
	2000	1999	Amount	Percent

	(dollars in millions)
Balance at beginning of period	$ 316	$ 271	$ 45	17%
Provision for losses	30	29	1	3
Writedowns	(26)	(27)	1	(4)
Recoveries	3	5	(2)	(40)
Other	(2)	(1)	(1)	100

Balance at end of period	$ 321	$ 277	$ 44	16%

Allowance as a % of receivables	2.1%	2.3%

We demonstrated continued strong credit performance during the first quarter of 2000 with net writedowns totaling $23 million, or 0.62% of average lending assets compared to 0.75% for the prior year period. Writedown levels for the first three months of 2000 are favorable to the prior year period and to our targeted level of 0.75%. At March 31, 2000 the allowance for losses of receivables represented 2.1% of receivables, unchanged from December 31, 1999.

Income Taxes. Our effective tax rate totaled 33% for the three months ended March 31, 2000 compared to 34% for the same prior year period. The effective rate for 2000 and 1999 remained below federal and state combined statutory rates due to the effect of earnings from international joint ventures, the use of tax credits and a reduction in the state effective tax rate.

LENDING ASSETS AND INVESTMENTS

Lending assets and investments grew to $17.4 billion, up 3.3% from the December 31, 1999 level. This increase is a result of new business volume of $1.8 billion for the three months ended March 31, 2000 which represents an increase of 45% over the first quarter of 1999. The increase in new business volume was driven by strong volume in all of our domestic product groups. New business volume for the three months ended March 31, 2000 was partially offset by portfolio runoff and syndications, securitizations and loan sales of over $500 million. The following tables present our lending assets and investments by business category and asset type as of March 31, 2000 and December 31, 1999:

	Lending Assets and Investments as of
	March 31,		December 31,
	2000	Percent	1999	Percent
By Business Category:	(dollars in millions)
Domestic Commercial Finance Segment
Corporate Finance	$5,361	31%	$4,937	29%
Leasing Services	3,827	22	3,428	20
Real Estate Finance	2,461	14	2,626	16
Small Business Finance	1,392	8	1,312	8
Healthcare Finance	1,107	6	971	6
Other	492	3	518	3

Total Domestic Commercial Finance Segment	14,640	84	13,792	82
International Factoring and Asset
Based Finance Segment	2,757	16	3,040	18

Total lending assets and investments	$17,397	100%	$16,832	100%

	Lending Assets and Investments as of
	March 31,		December 31,

	2000	Percent	1999	Percent

	(dollars in millions)
By Asset Type:
Receivables	$ 15,010	86%	$ 14,795	88%
Repossessed assets	26	—	24	—

Total lending assets	15,036	86	14,819	88
Equity and real estate investments	805	5	737	5
Debt securities	562	3	549	3
Operating leases	794	5	508	3
International joint ventures	200	1	219	1

Total lending assets and investments	$ 17,397	100%	$ 16,832	100%

Average lending assets	$ 14,928		$ 13,235

Total managed assets (1)	$ 17,986		$ 17,202

Average managed assets (1)	$ 17,254		$ 14,963

Funds employed (2)	$ 16,522		$ 15,839

Average funds employed (2)	$ 15,862		$ 13,636

(1) Total managed assets include funds employed, plus receivables previously securitized or sold that we currently manage.

(2) Funds employed include lending assets and investments, less credit balances of factoring clients.

Growth in Corporate Finance lending assets and investments of $424 million, or 9% during the first three months of 2000 was driven by new business volume of $460 million and increased borrowings under existing lines of over $200 million. Asset growth was partially offset by syndications and payoffs during the period of nearly $250 million.

Leasing Services lending assets and investments grew by nearly $400 million, or 12% during the first three months of 2000 as new business volume of over $700 million was partially offset by runoff, utilization, syndications and loan sales of over $300 million. Year to date new business volume exceeded the prior year by 65%. This increase was primarily due to an increase in operating lease transactions of our Capital Finance unit during the first quarter of 2000 as compared to the prior year period.

Real Estate Finance lending assets and investments decreased by $165 million since the prior year-end as first quarter new business volume of over $300 million was more than offset by $475 million in securitizations, payoffs and syndications. Included in the first quarter of 2000 was a CMBS securitization totaling $375 million for which we recognized approximately $4 million of income. New business volume for the first three months of 2000 was significantly in excess of the prior year period.

Lending assets and investments of Small Business Finance increased $80 million or 6% from 1999 due to new business volume of nearly $150 million, which was partially offset by approximately $60 million of loan sales and runoff.

Healthcare Finance lending assets and investments increased $136 million or 14% from the prior year-end and was driven by new business volume of $130 million and increased borrowings under existing lines of over $30 million, partially offset by payoffs.

At March 31, 2000, we had contractually committed to finance an amount in excess of $2 billion to new and existing borrowers. Our obligation to fund commitments is generally contingent upon the maintenance of specific credit standards by our borrowers. Since we expect many of the commitments to remain unused, the total commitment amount does not necessarily represent future cash requirements. We do not have any significant commitments to provide additional financing related to nonearning assets.

Revenues

Total revenues include:

· interest income, including rental income from operating leases;
· fees and other income from domestic and consolidated international operations;
· factoring commissions; and
· our share of the net income of our international joint ventures.

The following table shows our total revenues for the three months ended March 31, 2000 and 1999:

	Total Revenues For the Three Months Ended March 31,
	2000	Percent	1999	Percent
	(dollars in millions)
Domestic Commercial Finance Segment
Corporate Finance	$151	32%	$102	27%
Leasing Services	95	20	75	20
Real Estate Finance	63	13	48	13
Small Business Finance	33	7	33	9
Commercial Services (1)	—	—	24	7
Healthcare Finance	34	7	5	1
Other	14	3	26	7

Total Domestic Commercial Finance Segment	390	82	313	84
International Factoring and Asset
Based Finance Segment	86	18	59	16

Total revenues	$476	100%	$372	100%

(1) On December 1, 1999, we sold the assets of our Commercial Services unit.

Total revenues increased $104 million or 28% from the prior year period principally reflecting increases in interest income and fees and other income. Corporate Finance experienced a $49 million increase in revenues due to an increase in interest income resulting from a higher level of AFE and an increase in net investment income. Leasing Services revenues increased $20 million primarily as a result of an increase in interest income from a higher level of AFE. Real Estate Finance revenues increased $15 million due to an increase in interest income resulting from a higher level of AFE and a $4 million securitization gain, offset by lower net investment gains. Small Business Finance revenues were unchanged from the prior year period as an increase in interest income from a higher level of AFE was offset by lower income on sale of SBA 7(a) loans. Healthcare Finance revenues increased $29 million due to the HCFP acquisition that occurred in July 1999. International revenues increased $27 million due primarily to a net gain on the sale of one international investment and the liquidation of another. International revenues also increased as a result of higher interest income and higher income from international joint ventures.

PORTFOLIO QUALITY

The credit quality of our portfolio continues to reflect the effectiveness of our credit strategies, underwriting and portfolio management and disciplined credit approval process. As of March 31, 2000, nonearning assets were $239 million or 1.6% of lending assets. This level is favorable to our targeted range of nonearning assets of 2-4% of lending assets. In addition, our allowance for losses of receivables was in excess of 100% of nonearning impaired receivables as of March 31, 2000. The following tables present certain information with respect to the credit quality of our portfolio:

	March 31, 2000	December 31, 2000
	(dollars in millions)
Lending Assets and Investments:
Receivables	$15,010	$14,795
Repossessed assets	26	24

Total lending assets	15,036	14,819
Equity and real estate investments	805	737
Debt securities	562	549
Operating leases	794	508
Investments in joint ventures	200	219

Total lending assets and investments	$17,397	$16,832

Nonearning Assets:
Impaired receivables	$213	$204
Repossessed assets	26	24

Total nonearning assets	$ 239	$228

Ratio of nonearning impaired receivables to receivables	1.4%	1.4%

Ratio of total nonearning assets to total lending assets	1.6%	1.5%

Allowances for Losses:
Allowance for losses of receivables	$321	$316

Ratio of allowance for losses of receivables to:
Receivables	2.1%	2.1%

Nonearning impaired receivables	151%	155%

Delinquencies:
Earning loans delinquent 60 days or more	$236	$228

Ratio of earning loans delinquent 60 days or more to receivables	1.6%	1.5%

	For The Three Months Ended March 31,
	2000	1999
Net writedowns of lending assets:	(dollars in millions)
Total net writedowns	$23	$22

Ratio of net writedowns to average lending assets (annualized)	0.6%	0.7%

Nonearning Assets. Our nonearning assets were $239 million or 1.6% of lending assets at March 31, 2000 and increased slightly in the first quarter. Nonearning assets remain favorable to our targeted range of 2-4% of lending assets. Included in nonearning assets are repossessed assets of $26 million at March 31, 2000 and $24 million at December 31, 1999.

Allowance for Losses. The allowance for losses of receivables totaled $321 million representing 2.1% of receivables at March 31, 2000, unchanged from December 31, 1999. This level reflects the continued strong credit quality of our receivables portfolio. The ratio of allowance for losses of receivables to nonearning impaired receivables totaled 151% at March 31, 2000 and 155% at December 31, 1999.

Loan Modifications. We had $14 million of loans that are considered troubled debt restructures at March 31, 2000, unchanged from December 31, 1999. At March 31, 2000, there were no loans that were restructured and returned to earning status.

Writedowns. Net writedowns equaled 0.62% of average lending assets for the three months ended March 31, 2000 and were favorable to the prior year period and to our stated target of 0.75%. Gross writedowns totaled $26 million during the first three months of 2000 versus $27 million for the prior year period while recoveries were $3 million in 2000 versus $5 million in 1999.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents information regarding our capital structure:

	March 31, 2000	December 31, 1999

	(in millions)
Commercial paper and short-term borrowings	$ 4,921	$ 5,202
Notes and debentures	9,578	8,630

Total senior debt	14,499	13,832
Minority interest	11	11
Stockholders' equity	2,388	2,347

Total capitalization	$16,898	$16,190

Leverage (net of short-term investments)	5.9x	5.8x
Commercial paper and short-term borrowings to total senior debt	34%	38%

During the first quarter of 2000, our major funding requirements included:
· $1.8 billion of longer-term loans, leases and investments funded;
· a net increase in short-term loans and advances to factoring clients of $271 million;
· the retirement of $409 million of senior notes;
· the decrease in short-term debt of $281 million; and
· common and preferred dividends of $16 million.

Our major sources of funding these requirements included:

· cash flows from operations of $169 million;
· loan repayments and proceeds from the sale of investments and equipment on lease of $754 million;
· the syndication, securitization or sale of $525 million of loans; and
· the issuance of $1.4 billion of senior debt.

Our ratio of commercial paper and short-term borrowings to total senior debt was 34% at March 31, 2000 and 38% at December 31, 1999. Leverage (based on senior debt net of short-term investments) was 5.9x at March 31, 2000 and 5.8x at December 31, 1999. Our leverage and the level of commercial paper and short-term borrowings continued to remain within ranges we have targeted to maintain a strong financial position.

Our committed bank credit and asset sale facilities totaled approximately $5.7 billion at March 31, 2000 and included $4.1 billion in available liquidity support under four bank credit facilities. On April 3, 2000, we increased, renewed and extended our 5-year facility and one of our 364-day bank credit facilities. The amount of available liquidity support under these new facilities totals $4.2 billion, equally split between the 5-year and 364-day facilities.

Also included in our total committed facilities at March 31, 2000 are foreign bank credit facilities of $1.2 billion (U.S. dollar equivalent) for our international subsidiaries and $36 million under foreign currency revolving credit facilities. Committed credit and sale facilities from unaffiliated financial institutions represent 117% of outstanding commercial paper and short-term borrowings at March 31, 2000.

Risk Management - Asset/Liability Management

We utilize interest rate swaps to modify the interest rate and currency characteristics of our debt and assets to control the overall level of financial risk arising from our normal business operations. During the three months ended March 31, 2000, we entered into $1.1 billion of interest rate swaps while $2.3 billion of our interest rate swaps were terminated or matured. These instruments had the effect of converting $418 million of fixed rate assets to a variable rate, $400 million of variable rate assets to another variable rate index and $315 million of variable rate debt to a fixed rate. At March 31, 2000, we held $5.9 billion in interest rate swap agreements, $758 million in cross-currency interest rate swap agreements and $2.6 billion of basis swap agreements.

We utilize interest rate futures to hedge the interest rate risk of a portion of our receivables portfolio and to fix the interest rates of various floating rate liabilities. At March 31, 2000 we held 10-year and 5-year interest rate futures contracts with equivalent notional amounts of $261 million and $24 million, respectively.

We also periodically enter into forward currency exchange contracts or purchase options. These instruments serve as hedges of our investment in international subsidiaries and joint ventures or effectively hedge the translation of the related foreign currency income. We held $680 million of forward currency exchange contracts and $126 million of purchased options at March 31, 2000.

Accounting Developments

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 137, Deferral of the Effective Date of FASB Statement No. 133 (collectively referred to as SFAS No. 133). This Statement establishes accounting and reporting standards requiring all derivative instruments (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value. Changes in the fair value of the derivative are to be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows gains and losses on derivatives to offset related results on the hedged items in the income statement and requires that a company must document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. We are assessing the impact of this statement and will adopt it effective January 1, 2001.

Other Developments

Declaration of Dividends —

On April 19, 2000, we declared a quarterly dividend of $0.10 on each share of our Class A and Class B Common Stock. The dividend is payable on May 15, 2000 to the holders of record thereof on May 1, 2000. We also declared quarterly dividends of $0.5078125, $1.67175 and $1.7375 on each outstanding share of our Cumulative Perpetual Senior Preferred Stock, Series A, Fixed Rate Noncumulative Perpetual Senior Preferred Stock, Series C and Fixed Rate Noncumulative Perpetual Senior Preferred Stock, Series D, respectively. The dividends on our preferred shares are payable on May 15, 2000 to the holders of record thereof on May 1, 2000.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on May 4, 2000. The following directors were re-elected for a one-year term, each with the number of votes shown, to serve until the next annual meeting of stockholders or until his successor is elected and shall have qualified.

Director	For	Withheld

Richard J. Almeida	193,423,731	236,990
Michael A. Conway	193,422,711	237,635
Soichi Hirabayashi	186,807,648	6,852,698
Takaaki Kato	193,374,348	285,998
Mark Kessel	193,424,170	236,176
Tetsuo Kumon	193,373,548	286,798
Dennis P. Lockhart	193,423,512	236,834
Takashi Makimoto	186,834,565	6,825,781
Frank S. Ptak	193,423,370	236,976
Masahiro Sawada	193,423,223	237,123
Kenichiro Tanaka	193,423,306	237,040
Frederick E. Wolfert	193,419,278	241,068

In addition to electing the Board of Directors, the stockholders also ratified the appointment of Arthur Andersen LLP as independent auditors for 2000, with 193,632,538 votes for, 21,588 votes against, and 6,220 votes abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:
	(12)	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
	(27)	Financial Data Schedule

(b) Current Reports on Form 8-K:

Date of Report	Item	Description

January 19, 2000	5,7	A report filing a press release announcing the declaration of dividends on the Company's common and preferred stocks

January 20, 2000	5,7	A report filing a press release announcing (i) the Company's earnings for the year ending December 31, 1999, (ii) that the Board of Directors determined that the Annual Meeting of Shareholders will be held on May 4, 2000, and (iii) that the record date for purposes of voting at the Annual Meeting of Shareholders will be March 10, 2000

April 19, 2000	5,7	A report filing a press release announcing the declaration of dividends on the Company's common and preferred stocks

April 19, 2000	5,7	A report filing a press release announcing the Company's earnings for the quarter ending March 31, 2000

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                             HELLER FINANCIAL, INC.
                                                                                              By:/s/ Lauralee E. Martin
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

Date: May 9, 2000