Form 10-Q
period 2000-06-30
HELLER FINANCIAL INC
filed 2000-08-04
CIK 46738

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

✓	Quarterly report for the period ended June 30, 2000 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

45,299,224 shares of Class A Common Stock, $.25 par value, outstanding at July 25, 2000.

51,050,000 shares of Class B Common Stock, $.25 par value, outstanding at July 25, 2000.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

HELLER FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except for information on shares)

ASSETS	June 30,	December 31,
	2000	1999

	(unaudited)	(audited)
Cash and cash equivalents	$ 778	$ 516
Receivables (Note 3)
Commercial loans
Term loans	5,138	4,652
Revolving loans	2,444	2,055
Real estate loans	2,537	2,405
Factored accounts receivable	2,455	2,708
Equipment loans and leases	3,254	2,975

Total receivables	15,828	14,795
Less: Allowance for losses of receivables (Note 3)	337	316

Net receivables	15,491	14,479
Equity and real estate investments	931	737
Debt securities	550	549
Operating leases	814	508
Investments in international joint ventures	203	219
Goodwill	469	481
Other assets	534	484

Total assets	$ 19,770	$ 17,973

LIABILITIES AND STOCKHOLDERS' EQUITY
Senior debt
Commercial paper and short-term borrowings	$ 5,067	$ 5,202
Notes and debentures (Note 4)	10,482	8,630

Total senior debt	15,549	13,832
Credit balances of factoring clients	915	993
Other payables and accruals	846	790

Total liabilities	17,310	15,615
Minority interest	11	11
Stockholders' equity
Non-redeemable Preferred Stock	400	400
Class A Common Stock ($.25 par; 500,000,000 shares authorized; 46,320,888 shares issued and 45,288,937 shares outstanding)	12	12
Class B Common Stock ($.25 par; 300,000,000 shares authorized; 51,050,000 shares issued and outstanding)	13	13
Additional paid in capital	1,628	1,626
Retained earnings	444	332
Treasury stock (1,031,951 shares) (Note 6)	(22)	(9)
Accumulated other comprehensive income	(26)	(27)

Total stockholders' equity	2,449	2,347

Total liabilities and stockholders' equity	$19,770	$17,973

The accompanying Notes to Consolidated Condensed Financial Statements
are an integral part of these statements.

HELLER FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in millions, except for per share information)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2000	1999	2000	1999

	(unaudited)		(unaudited)
Interest income	$ 404	$ 274	$ 765	$ 536
Interest expense	247	156	462	305

Net interest income	157	118	303	231
Fees and other income	78	69	166	143
Factoring commissions	19	30	36	58
Income of international joint ventures	8	8	18	16

Operating revenues	262	225	523	448
Operating expenses	116	107	233	215
Provision for losses	41	30	71	59

Income before taxes and minority interest	105	88	219	174
Income tax provision	35	29	73	58
Minority interest	—	1	1	1

Net income	$ 70	$ 58	$ 145	$ 115

Dividends on preferred stock	$ 7	$ 7	$ 14	$ 14

Net income applicable to common stock	$ 63	$ 51	$ 131	$ 101

Basic net income applicable to common stock per share (Note 7)	$ 0.65	$ 0.57	$ 1.36	$ 1.12

Diluted net income applicable to common stock per share (Note 7)	$ 0.65	$ 0.57	$ 1.35	$ 1.12

The accompanying Notes to Consolidated Condensed Financial Statements
are an integral part of these statements.

CONSOLIDATED CONDENSED STATEMENTS OF
CHANGES IN STOCKHOLDERS' EQUITY
(in millions)
(unaudited)

	Non- Redeem- able Preferred Stock	Class A Common Stock	Class B Common Stock	Treasury Stock (Note 6)	Add'l Paid In Capital	Accum. Other Compre- hensive Income	Retained Earnings	Total	Compre- hensive Income
BALANCE AT DECEMBER 31, 1998	$ 400	$ 10	$ 13	$ (8)	$ 1,435	$ 1	$ 111	$ 1,962
Comprehensive Income:
Net income	—	—	—	—	—	—	115	115	$115
Other comprehensive income, net of tax:
Unrealized loss on securities, net of tax benefit of $5	—	—	—	—	—	—	—	(11)	(11)
Foreign currency translation adjustments, net of tax of $46	—	—	—	—	—	—	—	(23)	(23)

Other comprehensive income	—	—	—	—	—	(34)	—	—	(34)

Comprehensive income	—	—	—	—	—	—	—	—	$ 81

Reissuance of Class A Common Stock	—	—	—	2	—	—	—	2
Vesting of restricted shares	—	—	—	—	3	—	—	3
Preferred stock dividends	—	—	—	—	—	—	(14)	(14)
Common stock dividends	—	—	—	—	—	—	(16)	(16)

BALANCE AT JUNE 30, 1999	$ 400	$ 10	$ 13	$ (6)	$ 1,438	$ (33)	$ 196	$ 2,018

BALANCE AT DECEMBER 31, 1999	$ 400	$ 12	$ 13	$ (9)	$ 1,626	$ (27)	$ 332	$2,347
Comprehensive Income:
Net income	—	—	—	—	—	—	145	145	$ 145
Other comprehensive income, net of tax:
Unrealized gain on securities, net of tax of $2	—	—	—	—	—	—	—	3	3
Foreign currency translation adjustments, net of tax of $21	—	—	—	—	—	—	—	(2)	(2)

Other comprehensive income	—	—	—	—	—	1	—	—	1

Comprehensive income	—	—	—	—	—	—	—	—	$ 146

Repurchase of Class A Common Stock	—	—	—	(13)	—	—	—	(13)
Vesting of restricted shares	—	—	—	—	2	—	—	2
Preferred stock dividends	—	—	—	—	—	—	(14)	(14)
Common stock dividends	—	—	—	—	—	—	(19)	(19)

BALANCE AT JUNE 30, 2000	$ 400	$ 12	$ 13	$ (22)	$ 1,628	$ (26)	$ 444	$2,449

The accumulated other comprehensive income balance included $10 million and $11 million of unrealized gains, net of tax, on securities available for sale at June 30, 2000 and June 30, 1999, respectively. Accumulated other comprehensive income also included deferred foreign currency translation adjustments, net of tax, of $(36) million and $(44) million at June 30, 2000 and 1999, respectively.

The accompanying Notes to Consolidated Condensed Financial Statements
are an integral part of these statements.

HELLER FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions)

	For the Six Months Ended June 30,
	2000	1999
OPERATING ACTIVITIES	(unaudited)
Net income	$ 145	$ 115
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses	71	59
Amortization and depreciation	25	15
Losses from equity investments	2	12
Provision for deferred taxes	35	15
Increase in accounts payable and accrued liabilities	54	56
Undistributed income of international joint ventures	(12)	(10)
Increase in interest payable	25	3
Other	(24)	11

Net cash provided by operating activities	321	276
INVESTING ACTIVITIES
Longer-term loans funded	(3,488)	(2,654)
Collections of principal	1,220	1,536
Securitizations, participations, syndications and loan sales	1,180	1,034
Net increase in short-term loans and advances to factoring clients	(263)	(1,014)
Investment in operating leases	(344)	(130)
Investment in equity interests and other investments	(122)	(252)
Sales of investments and equipment on lease	140	185
Other	(55)	(68)

Net cash used for investing activities	(1,732)	(1,363)
FINANCING ACTIVITIES
Senior note issuances	3,023	2,289
Retirement of notes and debentures	(1,168)	(1,465)
(Decrease) increase in commercial paper and other short-term borrowings	(135)	610
Net increase in advances from affiliates	—	3
(Repurchase) reissuance of Class A Common Stock	(13)	2
Cash dividends paid on preferred and common stock	(33)	(30)
Other	(1)	(11)

Net cash provided by financing activities	1,673	1,398

Increase in cash and cash equivalents	262	311
Cash and cash equivalents at the beginning of the period	516	529

Cash and cash equivalents at the end of the period	$ 778	$ 840

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

    The following table presents the unaudited pro forma combined income statements of Heller and HCFP for the six months ended June 30, 2000 and 1999. The pro forma combined income statements are presented as if our acquisition of HCFP occurred on January 1, 1999. The combined historical operating results of Heller and HCFP for 2000 and 1999 are adjusted to reflect goodwill amortization and financing costs for the transaction. We present the following table for informational purposes only. It does not necessarily indicate our future operating results or the operating results that would have occurred had the acquisition been effective in the periods presented.

	For the Six Months Ended June 30,

	2000	1999

	(in millions)
Interest income	$ 765	$562
Interest expense	462	313

Net interest income	303	249
Fees and other income	166	163
Factoring commissions	36	58
Income of international joint ventures	18	16

Operating revenues	523	486
Operating expenses	233	234
Provision for losses	71	60

Income before income taxes and minority interest	219	192
Income tax provision	73	65
Minority interest	1	1

Net income	$ 145	$ 126

(3) Impaired Receivables and Repossessed Assets

We do not recognize interest and fee income on impaired receivables or repossessed assets, both of which are classified as nonearning, as set forth in the following table:

	June 30, 2000	December 31, 1999
	(in millions)
Impaired receivables	$240	$204
Repossessed assets	25	24

Total nonearning assets	$265	$228

Ratio of total nonearning assets to total lending asset	1.7%	1.5%

Ratio of allowance for losses of receivables to nonearning impaired receivables	140%	155%

    Nonearning assets included $27 million and $32 million at June 30, 2000 and December 31, 1999, respectively, for our International Factoring and Asset Based Finance Segment.

    The average investment in nonearning impaired receivables was $221 million for the six months ended June 30, 2000 and $217 million for the six months ended June 30, 1999.

    Loan Modifications—

    We had $13 million of loans that are considered troubled debt restructures at June 30, 2000, a decrease of $1 million from December 31, 1999. At June 30, 2000 there were no loans that were restructured and returned to earning status.

    Allowance for Losses—

    The change in the allowance for losses of receivables during the first six months of 2000 included an additional provision of $71 million and gross writedowns and recoveries of $54 million and $5 million, respectively. Impaired receivables with identified reserve requirements totaled $219 million at June 30, 2000 and $177 million at December 31, 1999.

	June 30, 2000	December 31, 1999
	(in millions)
Identified reserve requirement for impaired receivables	$53	$44
Additional allowance for losses of receivables	284	272

Total allowance for losses of receivables	$337	$316

(4) Senior Debt - Notes and Debentures

    We issued and retired the following notes and debentures during the six months ended June 30, 2000 (excluding unamortized premium and discount):

Principal Amount
(in millions)
Issuances:
Variable rate notes due on various dates ranging from April 2, 2001 to March 14, 2005	$1,370
Fixed rate notes with interest rates ranging from 6.40% to 8.00% due on various dates ranging from December 18, 2000 to June 15, 2005	1,653

$3,023

Retirements:
Variable rate notes due on various dates ranging from January 18, 2000 to June 7, 2000	$469
Fixed rate notes with interest rates ranging from 4.50% to 6.71% due on various dates ranging from March 15, 2000 to June 16, 2000	699

$1,168

    We have approximately $4.2 billion in available liquidity support equally comprised of two bank credit facilities. One of these is a 5-year facility expiring in April 2005 and the other is a 364-day facility expiring in April 2001.

    We have committed foreign bank credit facilities totaling $1.1 billion (U.S. dollar equivalent) for our international subsidiaries and $25 million under foreign currency revolving credit facilities. As of June 30, 2000, there was approximately $906 million available under these facilities.

    Through our wholly-owned subsidiary, Factofrance, we have a factored accounts receivable sale facility. This facility allows us to sell an undivided interest of up to 1 billion French francs (approximately $146 million) in a designated pool of its factored accounts receivable to one bank-sponsored conduit, on a limited recourse basis. As of June 30, 2000, this facility was fully utilized.

    We have a 364-day facility, expiring December 2000, which allows us to sell up to $400 million of our equipment receivables to two bank-sponsored conduits, on a limited recourse basis. As of June 30, 2000, we had $400 million available under this facility.

    We have a shelf registration filed with the Securities and Exchange Commission, covering the sale of up to $10 billion in debt securities (including medium-term notes), senior preferred stock and Class A Common Stock. As of June 30, 2000, we had approximately $7.4 billion available under this shelf registration.

    We have established a Euro Medium-Term Note Program for the issuance of up to $2 billion in notes to be issued from time to time. As of June 30, 2000, approximately $1.7 billion was available under this program.

(5) Derivative Financial Instruments Used for Risk Management Purposes

    We utilize interest rate swaps to modify the interest rate and currency characteristics of our debt and assets to control the overall level of financial risk arising from our normal business operations. During the six months ended June 30, 2000, we entered into $2.0 billion of interest rate swaps while $3.7 billion of our interest rate swaps were terminated or matured. These instruments had the effect of converting $492 million of fixed rate assets to a variable rate, $900 million of variable rate assets to another variable rate index and $688 million of fixed rate debt to a variable rate. At June 30, 2000, we held $5.3 billion in interest rate swap agreements, $657 million in cross-currency interest rate swap agreements and $2.8 billion of basis swap agreements.

    We utilize interest rate futures to hedge the interest rate risk of a portion of our receivables portfolio and to fix the interest rates of various floating rate liabilities. At June 30, 2000 we held 10-year, 5-year, and 2-year interest rate futures contracts with equivalent notional amounts of $241 million, $50 million, and $136 million, respectively.

    We also periodically enter into forward currency exchange contracts or purchase options. These instruments serve as hedges of our operations in international subsidiaries and joint ventures. We held $734 million of forward currency exchange contracts and $79 million of purchased options at June 30, 2000.

(6) Treasury Stock

    We have an executive deferred compensation plan (the Plan) in which certain of our employees may elect to defer a portion of their annual compensation on a pre-tax basis. The amount deferred remains an asset of Heller and is invested in several mutual funds and in Class A Common Stock of Heller. Investments in our Class A Common Stock under this Plan are reported as treasury stock and are included in the calculation of basic and diluted earnings per share. At June 30, 2000, we held 247,351 shares of treasury stock through the Plan.

    In addition, we held 784,600 shares of our Class A Common Stock for use in meeting the requirements of our current stock incentive compensation plans and for other corporate purposes.

(7) Basic and Diluted Net Income Per Share

The following table shows the calculation of net income applicable to common stock per share on a basic and diluted basis for the periods indicated:

	Six Months Ended June 30,
	Basic		Diluted
	2000	1999	2000	1999
Net income applicable to common stock (in millions)	$ 131	$ 101	$ 131	$ 101

Average equivalent shares of common stock outstanding (in thousands)	96,631	90,072	96,631	90,072
Stock options	—	—	88	25

Total average equivalent shares	96,631	90,072	96,719	90,097

Net income per share	$ 1.36	$ 1.12	$ 1.35	$ 1.12

	Quarter Ended June 30,
	Basic		Diluted
	2000	1999	2000	1999
Net income applicable to common stock (in millions)	$ 63	$ 51	$ 63	$ 51

Average equivalent shares of common stock outstanding (in thousands)	96,584	90,067	96,584	90,067
Stock options	—	—	82	43

Total average equivalent shares	96,584	90,067	96,666	90,110

Net income per share	$ 0.65	$ 0.57	$ 0.65	$ 0.57

(8) Statement of Cash Flows

We paid income taxes of $64 million and $35 million during the six-month periods ended June 30, 2000 and 1999, respectively.

(9) Operating Segments

The following table summarizes financial information concerning our reportable segments:

	Domestic Commercial Finance	International Factoring and Asset Based Finance	Consolidated Company
Total assets:
June 30, 2000	$ 16,710	$ 3,060	$ 19,770
December 31, 1999	14,510	3,463	17,973
Total revenues:
June 30, 2000	$ 826	$ 159	$ 985
June 30, 1999	626	127	753
Net income:
June 30, 2000	$ 111	$ 34 (a)	$ 145
June 30, 1999	98	17	115

(a) includes a net after-tax gain of $7 million relating to the sale of one international investment and the liquidation of another.

(10) Commercial Services Sale

    During the fourth quarter of 1999, we sold the assets of our Commercial Services unit, part of our Domestic Commercial Finance segment. Of the total costs recorded in 1999 related to this transaction, $5 million remains a liability as of June 30, 2000. This amount includes severance benefits and other related compensation costs which total less than $1 million.

(11) Subsequent Events

Declaration of Dividends—

    On July 19, 2000, we declared a quarterly dividend of $0.10 on each share of our Class A and Class B Common Stock. The dividend is payable on August 15, 2000 to the holders of record thereof on July 31, 2000. We also declared quarterly dividends of $0.5078125, $1.67175 and $1.7375 on each outstanding share of our Cumulative Perpetual Senior Preferred Stock, Series A, Fixed Rate Noncumulative Perpetual Senior Preferred Stock, Series C and Fixed Rate Noncumulative Perpetual Senior Preferred Stock, Series D, respectively. The dividends on our preferred shares are payable on August 15, 2000 to the holders of record thereof on July 31, 2000.

(12) Accounting Developments

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Deferral of the Effective Date of FASB Statement No. 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (collectively referred to as SFAS No. 133). This Statement establishes accounting and reporting standards requiring all derivative instruments (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value. Changes in the fair value of the derivative are to be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows gains and losses on derivatives to offset related results on the hedged items in the income statement and requires that a company must document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. We are assessing the impact of this statement and will adopt it effective January 1, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview. Net income for the six months ended June 30, 2000 totaled $145 million compared to $115 million for the prior year period, an increase of 26%. Net income for the quarter ended June 30, 2000 totaled $70 million compared to $58 million for the same prior year period, an increase of 21%. Net income applicable to common stock was $131 million for the six months ended June 30, 2000, an increase of 30% from $101 million for the six months ended June 30, 1999. Net income applicable to common stock totaled $63 million for the second quarter of 2000, an increase of $12 million or 24% over the second quarter of 1999.

    The growth in earnings was due to an increase of $75 million, or 17%, in operating revenues for the six months ended June 30, 2000 and an increase of $37 million, or 16%, for the second quarter of 2000. These increases were primarily driven by growth in net interest income and fees and other income.

    Heller's results for the first six months of 2000 include HealthCare Financial Partners, Inc. (HCFP), acquired in July 1999, and exclude our Commercial Services unit which was sold in December 1999. The net effect of these activities was a decrease in operating expenses of $11 million for the first six months of 2000 compared to the same prior year period. Operating revenues as of June 30, 2000 were unchanged as a result of these activities.

Operating Revenues. The following table summarizes our operating revenues for the six and three months ended June 30, 2000 and 1999:

	For the Six Months Ended June 30,
	2000 Amount	Percent of AFE	1999 Amount	Percent of AFE
		(annualized)		(annualized)
	(dollars in millions)
Net interest income	$ 303	3.7%	$ 231	3.7%
Non-interest income:
Fees and other income	166	2.0	143	2.3
Factoring commissions	36	0.4	58	0.9
Income of international joint ventures	18	0.2	16	0.3

Total operating revenues	$ 523	6.4%	$ 448	7.2%

For the Three Months Ended June 30,

	2000 Amount	Percent of AFE	1999 Amount	Percent of AFE
		(annualized)		(annualized)
	(dollars in millions)
Net interest income	$ 157	3.7%	$ 118	3.7%
Non-interest income:
Fees and other income	78	1.8	69	2.1
Factoring commissions	19	0.4	30	0.9
Income of international joint ventures	8	0.2	8	0.3

Total operating revenues	$ 262	6.2%	$ 225	7.0%

Net Interest Income: Net interest income increased by $72 million or 31% for the first six months of 2000 versus 1999. Net interest income for the second quarter of 2000 increased $39 million, or 33% as compared to the second quarter of 1999. The increase in net interest income for the first six months and second quarter of 2000 versus the same prior year periods is primarily due to growth in our portfolio of lending assets. Net interest margin as a percentage of AFE of 3.7% for the six months and quarter ended June 30, 2000 was unchanged as compared to that of the same prior year periods.

Non-Interest Income: The following table summarizes our non-interest income for the six and three months ended June 30, 2000 and 1999:

	For the Six Months Ended June 30,		Increase/(Decrease)
	2000	1999	Amount	Percent
	(dollars in millions)
Factoring commissions	$ 36	$ 58	$ (22)	(38)%
Income of international joint ventures	18	16	2	13
Fees and other income:
Investment and asset sale income (1)	123	84	39	46
Fee income and other (2)	43	59	(16)	(27)

Total fees and other income	$ 166	$ 143	$ 23	16%

Total non-interest income	$ 220	$ 217	$ 3	1%

Non-interest income as a percentage of AFE (annualized)	2.7%	3.5%

	For the Three Months Ended June 30,		Increase/(Decrease)
	2000	1999	Amount	Percent
	(dollars in millions)
Factoring commissions	$ 19	$ 30	$ (11)	(37)%
Income of international joint ventures	8	8	—	—
Fees and other income:
Investment and asset sale income (1)	59	36	23	64
Fee income and other (2)	19	33	(14)	(42)

Total fees and other income	$ 78	$ 69	$ 9	13%

Total non-interest income	$ 105	$ 107	$ (2)	(2)%

Non-interest income as a percentage of AFE	2.5%	3.3%
(annualized)

(1)	Investment and asset sale income includes gains on securitizations, syndications and loan sales, net investment income and gains, equipment residual gains and participation income.

(2)	Fee income and other consists primarily of loan servicing income, late fees, prepayment fees, early termination fees, residual rental income and other miscellaneous income.

    Factoring commissions decreased $22 million and $11 million for the six months and quarter ended June 30, 2000 compared to the same prior year period as a result of the sale of the assets of our domestic factoring business, Commercial Services, in December 1999. Excluding Commercial Services, total factoring volume increased 8% and 4% for the first six months and second quarter, respectively, as compared to the prior year. Factofrance's factoring volume increased 5% for the first six months of 2000 and 3% for the second quarter of 2000, as compared to the prior year. The increase in factoring volume of Factofrance was offset by lower factoring commission rates resulting from continued competitive market conditions and a shift toward larger, lower risk, but also lower yielding clients.

    Income of international joint ventures increased $2 million, or 13% for the six months ended June 30, 2000 as compared to the prior year. This increase is primarily due to higher income from our European and Latin American joint ventures. Income of international joint ventures for the second quarter of 2000 of $8 million was unchanged from the prior year period.

    Fees and other income totaled $166 million and increased $23 million, or 16% for the first six months of 2000 as compared to the prior year period. For the second quarter of 2000, fee and other income totaled $78 million, representing an increase of $9 million, or 13% over the prior year period. These increases are due to larger investment and asset sale income offset by lower fee income and other. The growth in investment and asset sale income is due to higher net investment gains, which include an increase in income from our investment in LP funds. Partially offsetting the growth in net investment gains is a decrease in securitization and loan sale income for the six months and quarter ended June 30, 2000 as compared to the prior year periods. Year to date investment and asset sale income also includes a net gain from the sale of one international investment and the liquidation of another.

Operating Expenses. The following table summarizes our operating expenses for the six and three months ended June 30, 2000 and 1999:

	For the Six Months Ended June 30,		Increase
	2000	1999	Amount	Percent
	(dollars in millions)
Salaries and other compensation	$126	$114	$12	11%
General and administrative expenses	95	94	1	1
Goodwill and non-compete amortization	12	7	5	71

Total operating expenses	$233	$215	$18	8%

Total operating expenses as a percentage of average managed assets (annualized)	2.6%	3.1%
Ratio of operating expenses to operating revenues	45%	48%
Ratio of operating expenses, excluding goodwill and non- compete amortization, as a percentage of operating revenues	42%	46%

	For the Three Months Ended June 30,		Increase
	2000	1999	Amount	Percent
	(dollars in millions)
Salaries and other compensation	$64	$57	$7	12%
General and administrative expenses	46	46	—	—
Goodwill and non-compete amortization	6	4	2	50

Total operating expenses	$116	$107	$9	8%

Total operating expenses as a percentage of average managed assets (annualized)	2.6%	3.0%
Ratio of operating expenses to operating revenues	44%	48%
Ratio of operating expenses, excluding goodwill and non- compete amortization, as a percentage of operating revenues	42%	46%

    Operating expenses totaled $233 million for the first six months of 2000, an increase of $18 million, or 8% over the prior year period. Second quarter operating expenses totaled $116 million, an increase of $9 million, or 8% over the second quarter of 1999. The higher level reflects increases in salaries and other compensation expense and an increase in goodwill amortization during the first six months and second quarter of 2000 versus the same prior year periods. Heller's efficiency ratio improved to 44% and 45% for the second quarter and six months ended June 30, 2000, respectively from 48% for the second quarter and full year in 1999. This improvement is reflective of our focus on increasing revenues and controlling expense growth, combined with the impact of the HCFP acquisition and the sale of our Commercial Services unit. Operating expenses as a percentage of average managed assets also improved to 2.6% for the first six months of 2000 from 3.1% for the same prior year period.

Allowance for Losses. The following table summarizes the changes in our allowance for losses of receivables, including our provision for losses of receivables and repossessed assets, for the six and three months ended June 30, 2000 and 1999:

	For the Six Months Ended June 30,		Increase/(Decrease)
	2000	1999	Amount	Percent
	(dollars in millions)
Balance at beginning of period	$316	$271	$45	17%
Provision for losses	71	59	12	20
Writedowns	(54)	(52)	(2)	(4)
Recoveries	5	7	(2)	(29)
Other	(1)	—	(1)	N/M

Balance at end of period	$337	$285	$52	18%

Allowance as a % of receivables	2.1%	2.2%

	For the Three Months Ended June 30,		Increase/(Decrease)
	2000	1999	Amount	Percent
	(dollars in millions)
Balance at beginning of period	$321	$277	$44	16%
Provision for losses	41	30	11	37
Writedowns	(28)	(25)	(3)	(12)
Recoveries	3	2	1	50
Other	—	1	(1)	(100)%

Balance at end of period	$337	$285	$52	18%

Allowance as a % of receivables	2.1%	2.2%

    We demonstrated continued strong credit performance during the first six months and second quarter of 2000 with net writedowns totaling $49 million and $25 million, respectively, or 0.65% of average lending assets for six months and quarter ended June 30, 2000 compared to 0.74% for both prior year periods. Writedown levels for the second quarter and six months ended June 30, 2000 are favorable to our targeted level of 0.75%. At June 30, 2000 the allowance for losses of receivables represented 2.1% of receivables, unchanged from December 31, 1999.

Income Taxes. Our effective tax rate totaled 33% for the six months and quarter ended June 30, 2000, unchanged from the same prior year periods. The effective rates for 2000 remained below federal and state combined statutory rates due to the effect of earnings from international joint ventures, the use of tax credits and the impact of state tax planning activities.

LENDING ASSETS AND INVESTMENTS

Lending assets and investments grew to $18.4 billion, up 9% from the December 31, 1999 level. This increase is a result of new business volume of $4.0 billion for the six months ended June 30, 2000 and represented an increase of 30% over the first six months of 1999. Second quarter new business volume totaled $2.2 billion, an increase of 21% over the prior year period. The increase in new business volume was driven by strong volume in all of our domestic product groups. New business volume for the six months ended June 30, 2000 was partially offset by lower than expected portfolio runoff, and syndications, securitizations and loan sales which totaled nearly $1.2 billion. The following tables present our lending assets and investments by business category and asset type as of June 30, 2000 and December 31, 1999:

	Lending Assets and Investments as of
	June 30,		December 31,
	2000	Percent	1999	Percent
By Business Category:	(dollars in millions)
Domestic Commercial Finance Segment
Corporate Finance	$5,777	31%	$4,937	29%
Leasing Services	4,044	22	3,428	20
Real Estate Finance	2,669	15	2,626	16
Small Business Finance	1,337	7	1,312	8
Healthcare Finance	1,299	7	971	6
Other	469	3	518	3

Total Domestic Commercial Finance Segment	15,595	85	13,792	82
International Factoring and Asset Based Finance Segment	2,756	15	3,040	18

Total lending assets and investments	$18,351	100%	$16,832	100%

	June 30,		December 31,
	2000	Percent	1999	Percent
	(dollars in millions)
By Asset Type:
Receivables	$15,828	86%	$14,795	88%
Repossessed assets	25	—	24	—

Total lending assets	15,853	86	14,819	88
Equity and real estate investments	931	5	737	5
Debt securities	550	3	549	3
Operating leases	814	5	508	3
International joint ventures	203	1	219	1

Total lending assets and investments	$18,351	100%	$16,832	100%

Average lending assets	$15,236		$13,235

Total managed assets (1)	$18,711		$17,202

Average managed assets (1)	$17,732		$14,963

Funds employed (2)	$17,436		$15,839

Average funds employed (2)	$16,439		$13,636

(1) Total managed assets include funds employed, plus receivables previously securitized or sold that we currently manage.

(2) Funds employed include lending assets and investments, less credit balances of factoring clients.

    Growth in Corporate Finance lending assets and investments of $840 million, or 17%, during the first six months of 2000 was driven by new business volume of $1.4 billion and increased borrowings under existing lines of over $300 million. Asset growth was partially offset by syndications and payoffs during the period of nearly $900 million.

    Leasing Services lending assets and investments grew by over $600 million, or 18%, during the first six months of 2000 as new business volume of nearly $1.4 billion was partially offset by runoff, utilization, syndications and loan sales of over $700 million. Year to date new business volume exceeded the prior year by 52%. This increase was primarily due to an increase in operating lease transactions of our Capital Finance unit during the first quarter of 2000 as compared to the prior year period.

    Real Estate Finance lending assets and investments increased by $43 million since the prior year-end as year to date new business volume of approximately $600 million was offset by nearly $500 million in securitizations, payoffs and syndications. Included in the first quarter of 2000 was a CMBS securitization totaling $375 million for which we recognized approximately $4 million of income. New business volume for the first six months of 2000 exceeded that of the prior year by 54%.

    Lending assets and investments of Small Business Finance increased $25 million from 1999 as new business volume of nearly $300 million, was partially offset by over $200 million of loan sales and runoff. During the second quarter of 2000, we sold approximately $150 million of SBA 504 loans generating income of $5 million.

    Healthcare Finance lending assets and investments increased $328 million from the prior year-end and was driven by new business volume and increased borrowings under existing lines of over $350 million.

    Lending assets and investments of our International Factoring and Asset Based Finance Segment decreased $284 million from the prior year end due to the effect of foreign currency exchange rate movements.

    At June 30, 2000, we had contractually committed to finance an amount in excess of $2 billion to new and existing borrowers. Our obligation to fund commitments is generally contingent upon the maintenance of specific credit standards by our borrowers. Since we expect many of the commitments to remain unused, the total commitment amount does not necessarily represent future cash requirements. We do not have any significant commitments to provide additional financing related to nonearning assets.

Revenues

Total revenues include:

  interest income, including rental income from operating leases;
  fees and other income from domestic and consolidated international operations;
  factoring commissions; and
  our share of the net income of our international joint ventures.

The following table shows our total revenues for the six months ended June 30, 2000 and 1999:

	Total Revenues For the Six Months Ended June 30,
	2000	Percent	1999	Percent
	(dollars in millions)
Domestic Commercial Finance Segment
Corporate Finance	$326	33%	$195	26%
Leasing Services	191	19	161	21
Real Estate Finance	129	13	104	14
Small Business Finance	74	8	65	9
Commercial Services (1)	—	—	48	6
Healthcare Finance	75	8	11	2
Other	31	3	42	5

Total Domestic Commercial Finance Segment	826	84	626	83
International Factoring and Asset Based Finance Segment	159	16	127	17

Total revenues	$985	100%	$753	100%

(1) On December 1, 1999, we sold the assets of our Commercial Services unit.

    Total revenues increased $232 million or 31% from the prior year period principally reflecting increases in interest income and fees and other income. Corporate Finance experienced a $131 million increase in revenues due to an increase in interest income resulting from a higher level of AFE and an increase in net investment income. Leasing Services revenues increased $30 million primarily as a result of an increase in interest income from a higher level of AFE. Real Estate Finance revenues increased $25 million due to an increase in interest income resulting from a higher level of AFE, offset by lower net investment gains. Small Business Finance revenues increased $9 million from the prior year period as an increase in interest income from a higher level of AFE was partially offset by lower income on loan sales. Healthcare Finance revenues increased $64 million due to the HCFP acquisition that occurred in July 1999. International revenues increased $32 million due to an increase in interest income from a higher level of AFE combined with a net gain on the sale of one international investment and the liquidation of another. International revenues also increased as a result of higher income from international joint ventures.

PORTFOLIO QUALITY

    The credit quality of our portfolio continues to reflect the effectiveness of our credit strategies, underwriting and portfolio management and disciplined credit approval process. As of June 30, 2000, nonearning assets were $265 million or 1.7% of lending assets. This level is favorable to our targeted range of nonearning assets of 2-4% of lending assets. In addition, our allowance for losses of receivables was in excess of 100% of nonearning impaired receivables as of June 30, 2000. The following tables present certain information with respect to the credit quality of our portfolio:

	June 30,	December 31,
	2000	1999
	(dollars in millions)
Lending Assets and Investments:
Receivables	$ 15,828	$ 14,795
Repossessed assets	25	24

Total lending assets	15,853	14,819
Equity and real estate investments	931	737
Debt securities	550	549
Operating leases	814	508
Investments in joint ventures	203	219

Total lending assets and investments	$ 18,351	$ 16,832

Nonearning Assets:
Impaired receivables	$ 240	$ 204
Repossessed assets	25	24

Total nonearning assets	$ 265	$ 228

Ratio of nonearning impaired receivables to receivables	1.5%	1.4%

Ratio of total nonearning assets to total lending assets	1.7%	1.5%

Allowances for Losses:
Allowance for losses of receivables	$ 337	$ 316

Ratio of allowance for losses of receivables to:
Receivables	2.1%	2.1%

Nonearning impaired receivables	140%	155%

Delinquencies:
Earning loans delinquent 60 days or more	$ 258	$ 228

Ratio of earning loans delinquent 60 days or more to receivables	1.6%	1.5%

	For The Six Months Ended June 30,
	2000	1999
Net writedowns of lending assets:	(dollars in millions)
Total net writedowns	$ 49	$ 45

Ratio of net writedowns to average lending assets (annualized)	0.65%	0.74%

Nonearning Assets. Our nonearning assets were $265 million or 1.7% of lending assets at June 30, 2000. Nonearning assets remain favorable to our targeted range of 2-4% of lending assets. Included in nonearning assets are repossessed assets of $25 million at June 30, 2000 and $24 million at December 31, 1999.

Allowance for Losses. The allowance for losses of receivables totaled $337 million representing 2.1% of receivables at June 30, 2000, unchanged from December 31, 1999. The level of allowance for loan losses is adequate given the credit quality of our receivables portfolio. The ratio of allowance for losses of receivables to nonearning impaired receivables totaled 140% at June 30, 2000 and 155% at December 31, 1999.

Loan Modifications. We had $13 million and $14 million of loans that are considered troubled debt restructures at June 30, 2000 and December 31, 1999, respectively. At June 30, 2000, there were no loans that were restructured and returned to earning status.

Writedowns. Net writedowns for the six months ended June 30, 2000 equaled 0.65% of average lending assets and were favorable to that of the same prior year period and to our stated target of 0.75%. Gross writedowns totaled $54 million during the first six months of 2000 versus $52 million for the prior year period while recoveries were $5 million in 2000 versus $7 million in 1999.

LIQUIDITY AND CAPITAL RESOURCES

  The following table presents information regarding our capital structure:

	June 30, 2000	December 31, 1999
	(in millions)
Commercial paper and short-term borrowings	$5,067	$5,202
Notes and debentures	10,482	8,630

Total senior debt	15,549	13,832
Minority interest	11	11
Stockholders' equity	2,449	2,347

Total capitalization	$18,009	$16,190

Leverage (net of short-term investments)	6.1x	5.8x
Commercial paper and short-term borrowings to total senior debt	33%	38%

During the first six months of 2000, our major funding requirements included:

· approximately $4.0 billion of longer-term loans, leases and investments funded;
· a net increase in short-term loans and advances to factoring clients of $263 million;
· the retirement of approximately $1.2 billion of senior notes;
· the decrease in short-term debt of $135 million; and
· common and preferred dividends of $33 million.

Our major sources of funding these requirements included:

    · cash flows from operations of $321 million;
    · loan repayments and proceeds from the sale of investments and equipment on lease of approximately $1.4 billion;
    · the syndication, securitization or sale of approximately $1.2 billion of loans; and
    · the issuance of over $3.0 billion of senior debt.

    Our ratio of commercial paper and short-term borrowings to total senior debt was 33% at June 30, 2000 and 38% at December 31, 1999. Leverage (based on senior debt net of short-term investments) was 6.1x at June 30, 2000 and 5.8x at December 31, 1999. Our leverage and the level of commercial paper and short-term borrowings continued to remain within ranges we have targeted to maintain a strong financial position.

    Our committed bank credit and asset sale facilities totaled approximately $5.7 billion at June 30, 2000 and included $4.2 billion in available liquidity support equally comprised of two bank credit facilities, a 5-year facility and a 364-day bank credit facility.

    Also included in our total committed facilities at June 30, 2000 are foreign bank credit facilities of $1.1 billion (U.S. dollar equivalent) for our international subsidiaries and $25 million under foreign currency revolving credit facilities. Committed credit and sale facilities from unaffiliated financial institutions represent 113% of outstanding commercial paper and short-term borrowings at June 30, 2000.

Risk Management - Asset/Liability Management

    We utilize interest rate swaps to modify the interest rate and currency characteristics of our debt and assets to control the overall level of financial risk arising from our normal business operations. During the six months ended June 30, 2000, we entered into $2.0 billion of interest rate swaps while $3.7 billion of our interest rate swaps were terminated or matured. These instruments had the effect of converting $492 million of fixed rate assets to a variable rate, $900 million of variable rate assets to another variable rate index and $688 million of fixed rate debt to a variable rate. At June 30, 2000, we held $5.3 billion in interest rate swap agreements, $657 million in cross-currency interest rate swap agreements and $2.8 billion of basis swap agreements.

    We utilize interest rate futures to hedge the interest rate risk of a portion of our receivables portfolio and to fix the interest rates of various floating rate liabilities. At June 30, 2000 we held 10-year, 5-year, and 2-year interest rate futures contracts with equivalent notional amounts of $241 million, $50 million, and $136 million respectively.

    We also periodically enter into forward currency exchange contracts or purchase options. These instruments serve as hedges of our operations in international subsidiaries and joint ventures. We held $734 million of forward currency exchange contracts and $79 million of purchased options at June 30, 2000.

Accounting Developments

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Deferral of the Effective Date of FASB Statement No. 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (collectively referred to as SFAS No. 133). This Statement establishes accounting and reporting standards requiring all derivative instruments (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value. Changes in the fair value of the derivative are to be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows gains and losses on derivatives to offset related results on the hedged items in the income statement and requires that a company must document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. We are assessing the impact of this statement and will adopt it effective January 1, 2001.

Other Developments

    Declaration of Dividends—

    On July 19, 2000, we declared a quarterly dividend of $0.10 on each share of our Class A and Class B Common Stock. The dividend is payable on August 15, 2000 to the holders of record thereof on July 31, 2000. We also declared quarterly dividends of $0.5078125, $1.67175 and $1.7375 on each outstanding share of our Cumulative Perpetual Senior Preferred Stock, Series A, Fixed Rate Noncumulative Perpetual Senior Preferred Stock, Series C and Fixed Rate Noncumulative Perpetual Senior Preferred Stock, Series D, respectively. The dividends on our preferred shares are payable on August 15, 2000 to the holders of record thereof on July 31, 2000.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:
	(12)	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
	(27)	Financial Data Schedule
(b)	Current Reports on Form 8-K:

Date of Report	Item	Description
July 19, 2000	5, 7	A report filing a press release announcing the declaration of dividends on the Company's common and preferred stocks.
July 19, 2000	5, 7	A report filing a press release announcing the Company's earnings for the quarter ended June 30, 2000.

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

Date: August 4, 2000