Form 10-Q
period 2000-09-30
HELLER FINANCIAL INC
filed 2000-11-13
CIK 46738

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

✓	Quarterly report for the period ended September 30, 2000 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

45,371,520 shares of Class A Common Stock, $.25 par value, outstanding at October 20, 2000.
51,050,000 shares of Class B Common Stock, $.25 par value, outstanding at October 20, 2000.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

HELLER FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except for information on shares)

ASSETS	September 30, 2000	December 31, 1999
	(unaudited)	(audited)
Cash and cash equivalents	$ 498	$ 516
Receivables (Note 3)
Commercial loans
Term loans	5,448	4,652
Revolving loans	2,025	2,055
Real estate loans	2,584	2,405
Factored accounts receivable	2,142	2,708
Equipment loans and leases	3,365	2,975

Total receivables	15,564	14,795
Less: Allowance for losses of receivables (Note 3)	341	316

Net receivables	15,223	14,479
Equity and real estate investments	974	737
Debt securities	581	549
Operating leases	826	508
Investments in international joint ventures	198	219
Goodwill	459	481
Other assets	572	484

Total assets	$19,331	$17,973

LIABILITIES AND STOCKHOLDERS’ EQUITY

Senior debt
Commercial paper and short-term borrowings	$ 4,424	$ 5,202
Notes and debentures (Note 4)	10,481	8,630

Total senior debt	14,905	13,832
Credit balances of factoring clients	836	993
Other payables and accruals	1,055	790

Total liabilities	16,796	15,615
Minority interest.	11	11
Stockholders’ equity
Non-redeemable Preferred Stock	400	400
Class A Common Stock ($.25 par; 500,000,000 shares authorized; 46,320,888 shares issued and 45,371,540 shares outstanding)	12	12
Class B Common Stock ($.25 par; 300,000,000 shares authorized; 51,050,000 shares issued and outstanding)	13	13
Additional paid in capital	1,629	1,626
Retained earnings	500	332
Treasury stock (949,348 shares) (Note 6)	(20)	(9)
Accumulated other comprehensive income	(10)	(27)

Total stockholders’ equity	2,524	2,347

Total liabilities and stockholders’ equity	$19,331	$17,973

The accompanying Notes to Consolidated Condensed Financial Statements
are an integral part of these statements.

HELLER FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in millions, except for per share information)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2000	1999	2000	1999
Interest income	$ 429	$ 309	$1,194	$ 846
Interest expense	266	176	728	481

Net interest income	163	133	466	365
Fees and other income	71	66	238	209
Factoring commissions	17	31	53	89
Income of international joint ventures	10	9	28	25

Operating revenues	261	239	785	688
Operating expenses	116	110	349	326
Provision for losses	36	37	108	95

Income before taxes and minority interest	109	92	328	267
Income tax provision	36	33	108	91
Minority interest	1	—	2	1

Net income	$ 72	$ 59	$ 218	$ 175

Dividends on preferred stock	$ 7	$ 7	$ 21	$ 21

Net income applicable to common stock	$ 65	$ 52	$ 197	$ 154

Basic net income applicable to common stock per share (Note 7)	$ 0.67	$ 0.55	$ 2.04	$ 1.68

Diluted net income applicable to common stock per share (Note 7)	$ 0.67	$ 0.55	$ 2.03	$ 1.68

The accompanying Notes to Consolidated Condensed Financial Statements
are an integral part of these statements.

CONSOLIDATED CONDENSED STATEMENTS OF
CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)
	Non- Redeem- able Preferred Stock	Class A Common Stock	Class B Common Stock	Treasury Stock (Note 6)	Add’l Paid In Capital	Accum. Other Compre- hensive Income	Retained Earnings	Total	Compre- hensive Income
BALANCE AT DECEMBER 31, 1998	$400	$10	$13	$ (8)	$1,435	$ 1	$111	$1,962
Comprehensive Income:
Net income	—	—	—	—	—	—	175	175	$175
Other comprehensive income, net of tax:
Unrealized loss on securities, net of tax benefit of $8	—	—	—	—	—	—	—	(15)	(15)
Foreign currency translation adjustments, net of tax of $(38)	—	—	—	—	—	—	—	(9)	(9)

Other comprehensive income	—	—	—	—	—	(24)	—	—	(24)

Comprehensive income	—	—	—	—	—	—	—	—	$151

Issuance of Class A Common Stock	—	2	—	—	189	—	—	191
Reissuance of Class A Common Stock	—	—	—	—	—	—	(1)	(1)
Vesting of restricted shares	—	—	—	—	3	—	—	3
Preferred stock dividends	—	—	—	—	—	—	(21)	(21)
Common stock dividends	—	—	—	—	—	—	(24)	(24)

BALANCE AT SEPTEMBER 30, 1999	$400	$12	$13	$ (8)	$1,627	$(23)	$240	$2,261

BALANCE AT DECEMBER 31, 1999	$400	$12	$13	$ (9)	$1,626	$(27)	$332	$2,347
Comprehensive Income:
Net income	—	—	—	—	—	—	218	218	$218
Other comprehensive income, net of tax:
Unrealized gain on securities, net of tax of $ 17	—	—	—	—	—	—	—	29	29
Foreign currency translation adjustments, net of tax of $ (43)	—	—	—	—	—	—	—	(12)	(12)

Other comprehensive income	—	—	—	—	—	17	—	—	17

Comprehensive income	—	—	—	—	—	—	—	—	$235

Repurchase of Class A Common Stock	—	—	—	(11)	—	—	—	(11)
Vesting of restricted shares	—	—	—	—	3	—	—	3
Preferred stock dividends	—	—	—	—	—	—	(21)	(21)
Common stock dividends	—	—	—	—	—	—	(29)	(29)

BALANCE AT SEPTEMBER 30, 2000	$400	$12	$13	$(20)	$1,629	$(10)	$500	$2,524

          The accumulated other comprehensive income balance included $36 million and $7 million of unrealized gains, net of tax, on securities available for sale at September 30, 2000 and September 30, 1999, respectively. Accumulated other comprehensive income also included deferred foreign currency translation adjustments, net of tax, of $(46) million and $(30) million at September 30, 2000 and 1999, respectively.

The accompanying Notes to Consolidated Condensed Financial Statements
are an integral part of these statements.

HELLER FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions)

	For the Nine Months Ended September 30,
	2000	1999
OPERATING ACTIVITIES	(unaudited)
Net income	$ 218	$ 175
Adjustments to reconcile net income to net cash provided by
Operating activities:
Provision for losses	108	95
Amortization and depreciation	40	31
Losses from equity investments	5	12
Provision for deferred taxes	51	27
Increase in accounts payable and accrued liabilities	195	129
Undistributed income of international joint ventures	(21)	(18)
Increase (decrease) in interest payable	70	(9)
Net increase in other assets	(175)	(40)
Other	4	33

Net cash provided by operating activities	495	435
INVESTING ACTIVITIES
Increase in longer-term loans
Longer-term loans funded	(5,192)	(4,868)
Due to HealthCare Financial Partners, Inc. acquisition	—	(535)
Collections of principal	1,230	1,943
Securitizations, participations, syndications and loan sales	2,344	1,688
Net decrease (increase) in borrowings under existing lines and advances to factoring clients	495	(1,231)
Investment in operating leases	(398)	(163)
Investment in equity interests and other investments	(182)	(367)
Sales of investments and equipment on lease	175	269
HealthCare Financial Partners, Inc. goodwill	—	(234)
Other	—	94

Net cash used for investing activities	(1,528)	(3,404)
FINANCING ACTIVITIES
Senior note issuances	4,316	3,730
Retirement of notes and debentures	(2,462)	(2,240)
(Decrease) increase in commercial paper and other short-term borrowings	(778)	1,478
Net increase in advances from affiliates	—	6
(Repurchase) Issuance of Class A Common Stock	(11)	191
Cash dividends paid on preferred and common stock	(50)	(45)
Other	—	(31)

Net cash provided by financing activities	1,015	3,089

(Decrease) increase in cash and cash equivalents	(18)	120
Cash and cash equivalents at the beginning of the period	516	529

Cash and cash equivalents at the end of the period	$ 498	$ 649

The accompanying Notes to Consolidated Condensed Financial Statements
are an integral part of these statements.

HELLER FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

(1)	Basis of Presentation

             These consolidated condensed financial statements should be read in conjunction with the financial statements and notes included in the annual report on Form 10-K of Heller Financial, Inc. (including its consolidated subsidiaries, Heller or the Company, which may be referred to as we, us or our) for the year ended December 31, 1999. In management’s opinion, all adjustments considered necessary for a fair presentation are included in these financial statements and were of a normal, recurring nature. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

(2)	HealthCare Financial Partners, Inc. Acquisition

             On July 28, 1999 we acquired HealthCare Financial Partners, Inc. (HCFP). We combined HCFP with our existing healthcare operations and operate it as the Healthcare Finance business unit within our Domestic Commercial Finance segment.

             The following table presents the unaudited pro forma combined income statements of Heller and HCFP for the nine months ended September 30, 2000 and 1999. The pro forma combined income statements are presented as if our acquisition of HCFP occurred on January 1, 1999. The combined historical operating results of Heller and HCFP for 2000 and 1999 are adjusted to reflect goodwill amortization and financing costs for the transaction. We present the following table for informational purposes only. It does not necessarily indicate our future operating results or the operating results that would have occurred had the acquisition been effective in the periods presented.

	For the Nine Months Ended September 30,
	2000	1999
	(in millions)
Interest income	$1,194	$888
Interest expense	728	490

Net interest income	466	398
Fees and other income	238	212
Factoring commissions	53	89
Income of international joint ventures	28	25

Operating revenues	785	724
Operating expenses	349	347
Provision for losses	108	101

Income before income taxes and minority interest	328	276
Income tax provision	108	94
Minority interest	2	1

Net income	$ 218	$181

(3)	Impaired Receivables and Repossessed Assets

            We do not recognize interest and fee income on impaired receivables or repossessed assets, both of which are classified as nonearning, as set forth in the following table:

	September 30, 2000	December 31, 1999
	(in millions)
Impaired receivables	$262	$204
Repossessed assets	18	24

Total nonearning assets	$280	$228

Ratio of total nonearning assets to total lending assets	1.8%	1.5%

Ratio of allowance for losses of receivables to nonearning impaired receivables	130%	155%

             Nonearning assets included $24 million and $32 million at September 30, 2000 and December 31, 1999, respectively, for our International Factoring and Asset Based Finance Segment.

            The average investment in nonearning impaired receivables was $235 million for the nine months ended September 30, 2000 and $215 million for the nine months ended September 30, 1999.

Loan Modifications—

            We had $13 million of loans that are considered troubled debt restructures at September 30, 2000, a decrease of $1 million from December 31, 1999. At September 30, 2000 there were no loans that were restructured and returned to earning status.

Allowance for Losses—

            The change in the allowance for losses of receivables during the first nine months of 2000 included an additional provision of $108 million and gross writedowns and recoveries of $99 million and $21 million, respectively. Impaired receivables with identified reserve requirements totaled $239 million at September 30, 2000 and $177 million at December 31, 1999 .

	September 30, 2000	December 31, 1999
	(in millions)
Identified reserve requirement for impaired receivables	$ 72	$ 44
Additional allowance for losses of receivables	269	272

Total allowance for losses of receivables	$341	$316

(4)	Senior Debt — Notes and Debentures

           We issued and retired the following notes and debentures during the nine months ended September 30, 2000 (excluding unamortized premium and discount):

Principal Amount
(in millions)
Issuances:
Variable rate notes due on various dates ranging from April 2, 2001 to March 14, 2005	$ 1,913
Fixed rate notes with interest rates ranging from 6.40% to 8.00% due on various dates ranging from December 18, 2000 to June 15, 2005	2,403

$ 4,316

Retirements:
Variable rate notes due on various dates ranging from January 18, 2000 to September 29, 2000	$ 1,402
Fixed rate notes with interest rates ranging from 2.65% to 6.71% due on various dates ranging from March 15, 2000 to September 29, 2000	1,060

$ 2,462

          We have approximately $4.2 billion in available liquidity support equally comprised of two bank credit facilities. One of these is a 5-year facility expiring in April 2005 and the other is a 364-day facility expiring in April 2001.

          We have committed foreign bank credit facilities totaling $1.0 billion (U.S. dollar equivalent) for our international subsidiaries and $25 million under foreign currency revolving credit facilities. As of September 30, 2000, there was approximately $950 million available under these facilities.

          Through our wholly-owned subsidiary, Factofrance, we have a factored accounts receivable sale facility. This facility allows us to sell an undivided interest of up to 1.7 billion French francs (approximately $223 million) in a designated pool of its factored accounts receivable to two bank-sponsored conduits, on a limited recourse basis. As of September 30, 2000, this facility was fully utilized.

          We have a 364-day facility, expiring December 2000, which allows us to sell up to $400 million of our equipment receivables to two bank-sponsored conduits, on a limited recourse basis. As of September 30, 2000, we had $264 million available under this facility.

          In September 2000, we entered into a 5-year revolving loan sale facility, which allows us to sell an undivided interest in a designated pool of Corporate Finance cash-flow loans to a bank-sponsored conduit on a limited recourse basis. Committed liquidity support under this facility totals $500 million, of which $300 million was utilized at September 30, 2000. The underlying liquidity support for the conduit is provided by unaffiliated entities. See Note 11—Subsequent Events—for more information on this facility.

           We have a shelf registration filed with the Securities and Exchange Commission, covering the sale of up to $10 billion in debt securities (including medium-term notes), senior preferred stock and Class A Common Stock. As of September 30, 2000, we had approximately $6.1 billion available under this shelf registration.

          We have established a Euro Medium-Term Note Program for the issuance of up to $2 billion in notes to be issued from time to time. As of September 30, 2000, approximately $1.7 billion was available under this program.

(5)	Derivative Financial Instruments Used for Risk Management Purposes

          We utilize interest rate swaps to modify the interest rate and currency characteristics of our debt and assets to control the overall level of financial risk arising from our normal business operations. During the nine months ended September 30, 2000, we entered into $3.1 billion of interest rate swaps. These instruments had the effect of converting $522 million of fixed rate assets to a variable rate, $975 million of variable rate assets to another variable rate index and $1.6 billion of fixed rate debt to a variable rate. During the same period, $5.3 billion of our interest rate swaps were terminated or matured. At September 30, 2000, we held $5.9 billion in interest rate swap agreements, $525 million in cross-currency interest rate swap agreements and $1.9 billion of basis swap agreements.

          We utilize interest rate futures to hedge the interest rate risk of a portion of our receivables portfolio and to fix the interest rates of various floating rate liabilities. At September 30, 2000, we held 10-year, 5-year, and 2-year interest rate futures contracts with equivalent notional amounts of $137 million, $44 million, and $30 million, respectively.

          We also periodically enter into forward currency exchange contracts and foreign currency options. These instruments serve as hedges of our operations in international subsidiaries and joint ventures. We held $654 million of forward currency exchange contracts and $221 million of options at September 30, 2000.

(6)	Treasury Stock

          We have an executive deferred compensation plan (the Plan) in which certain of our employees may elect to defer a portion of their annual compensation on a pre-tax basis. The amount deferred remains an asset of Heller and is invested in several mutual funds and in Class A Common Stock of Heller. Investments in our Class A Common Stock under this Plan are reported as treasury stock and are included in the calculation of basic and diluted earnings per share. At September 30, 2000, we held 237,118 shares of treasury stock through the Plan.

          In addition, we held 712,230 shares of our Class A Common Stock for use in meeting the requirements of our current stock incentive compensation plans and for other corporate purposes.

(7)	Basic and Diluted Net Income Per Share

           The following table shows the calculation of net income applicable to common stock per share on a basic and diluted basis for the periods indicated:

	Nine Months Ended September 30,
	Basic		Diluted
	2000	1999	2000	1999
Net income applicable to common stock (in millions)	$ 197	$ 154	$ 197	$ 154

Average equivalent shares of common stock outstanding (in thousands)	96,624	91,753	96,624	91,753
Stock options	—	—	183	60

Total average equivalent shares	96,624	91,753	96,807	91,813

Net income per share	$ 2.04	$ 1.68	$ 2.03	$ 1.68

	Quarter Ended September 30,
	Basic		Diluted
	2000	1999	2000	1999
Net income applicable to common stock (in millions)	$ 65	$ 52	$ 65	$ 52

Average equivalent shares of common stock outstanding (in thousands)	96,611	95,059	96,611	95,059
Stock options	—	—	369	129

Total average equivalent shares	96,611	95,059	96,980	95,188

Net income per share	$ 0.67	$ 0.55	$ 0.67	$ 0.55

(8)	Statement of Cash Flows

          We paid income taxes of $66 million and $47 million during the nine-month periods ended September 30, 2000 and 1999, respectively.

(9)	Operating Segments

           The following table summarizes financial information concerning our reportable segments:

	Domestic Commercial Finance	International Factoring and Asset Based Finance		Consolidated Company
Total assets:
September 30, 2000	$16,620	$2,711		$19,331
December 31, 1999	14,510	3,463		17,973
Total revenues:
September 30, 2000	$ 1,286	$ 227		$ 1,513
September 30, 1999	978	191		1,169
Net income:
September 30, 2000	$ 166	$ 52	(a)	$ 218
September 30, 1999	149	26		175

(a) includes a net after-tax gain of $7 million relating to the sale of one international investment and the liquidation of another.

(10)	Commercial Services Sale

             During the fourth quarter of 1999, we sold the assets of our Commercial Services unit, part of our Domestic Commercial Finance segment. Of the total costs recorded in 1999 related to this transaction, $4 million remains a liability as of September 30, 2000.

(11)	Subsequent Events

Declaration of Dividends—

Stock	Declaration Date	Dividend per Share	Record Date	Payable Date
Class A Common	Oct. 18, 2000	$ 0.10	Nov. 1, 2000	Nov. 15, 2000

Class B Common	Oct. 18, 2000	$ 0.10	Nov. 1, 2000	Nov. 15, 2000

Cumulative Perpetual Senior Preferred Stock, Series A	Oct. 18, 2000	$0.5078125	Nov. 1, 2000	Nov. 15, 2000

Fixed Rate Noncumulative Perpetual Senior Preferred Stock, Series C	Oct. 18, 2000	$ 1.67175	Nov. 1, 2000	Nov. 15, 2000

Fixed Rate Noncumulative Perpetual Senior Preferred Stock, Series D	Oct. 18, 2000	$ 1.7375	Nov. 1, 2000	Nov. 15, 2000

Liquidity Facility—

             On November 3, 2000, we amended our loan sale facility to include additional conduit participants. Under the amended facility, committed liquidity support totals $1.4 billion. The commitment period of this liquidity support is 364 days and is subject to annual renewals by the conduits.

(12)	Accounting Developments

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Deferral of the Effective Date of FASB Statement No. 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (collectively referred to as SFAS No. 133). This Statement establishes accounting and reporting standards requiring all derivative instruments (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value. Changes in the fair value of the derivative are to be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows gains and losses on derivatives to offset related results on the hedged items in the income statement and requires that a company must document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. We continue to assess the impact of this statement and are currently analyzing the effect of various recent SFAS No. 133 accounting interpretations. We will adopt SFAS No. 133 effective January 1, 2001.

       In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125. This statement requires new disclosures about securitization transactions entered into during the period, and retained interests in securitized financial assets existing at the balance sheet date. These changes must be applied for fiscal years ending after December 15, 2000. Other provisions of SFAS No. 140, including a revision to the criteria for qualifying special purpose entities (QSPEs), must be applied prospectively to transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001. We are currently assessing the impact of this statement on our sale and securitization activities. We will include additional disclosures in our December 31, 2000 Form 10-K in order to comply with the expanded disclosure requirements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview. Net income for the nine months ended September 30, 2000 totaled $218 million compared to $175 million for the prior year period, an increase of 25%. Net income for the quarter ended September 30, 2000 totaled $72 million compared to $59 million for the same prior year period, an increase of 22%. Net income applicable to common stock was $197 million for the nine months ended September 30, 2000, an increase of 28% from $154 million for the nine months ended September 30, 1999. Net income applicable to common stock totaled $65 million for the third quarter of 2000, an increase of $13 million or 25% over the third quarter of 1999.

          The growth in earnings was due to an increase of $97 million, or 14%, in operating revenues for the nine months ended September 30, 2000 and an increase of $22 million, or 9%, for the third quarter of 2000. These increases were primarily driven by growth in net interest income and fees and other income.

          Heller’s results for the first nine months of 2000 include HealthCare Financial Partners, Inc. (HCFP), acquired in July 1999, and exclude our Commercial Services unit which was sold in December 1999. The net effect of these activities was a decrease in operating expenses of approximately $20 million for the first nine months of 2000 compared to the same prior year period. Operating revenues for the nine months ended September 30, 2000 declined $3 million as a result of these activities.

Operating Revenues. The following table summarizes our operating revenues for the nine and three months ended September 30, 2000 and 1999:

	For the Nine Months Ended September 30,
	2000 Amount	Percent of AFE	1999 Amount	Percent of AFE
		(annualized)		(annualized)
	(dollars in millions)
Net interest income	$466	3.7%	$365	3.8%
Non-interest income:
Fees and other income	238	1.9	209	2.1
Factoring commissions	53	0.4	89	0.9
Income of international joint ventures	28	0.3	25	0.3

Total operating revenues	$785	6.3%	$688	7.1%

	For the Three Months Ended September 30,
	2000 Amount	Percent of AFE	1999 Amount	Percent of AFE
		(annualized)		(annualized)
	(dollars in millions)
Net interest income	$163	3.7%	$133	3.7%
Non-interest income:
Fees and other income	71	1.6	66	1.8
Factoring commissions	17	0.4	31	0.9
Income of international joint ventures	10	0.3	9	0.3

Total operating revenues	$261	6.0%	$239	6.7%

Net Interest Income: Net interest income increased by $101 million or 28% for the first nine months of 2000 versus 1999. Net interest income for the third quarter of 2000 increased $30 million, or 23% as compared to the third quarter of 1999. The increase in net interest income for the first nine months and third quarter of 2000 versus the same prior year periods is primarily due to growth in our portfolio of lending assets. Net interest margin as a percentage of AFE of 3.7% for the nine months ended September 30, 2000 was modestly lower than the prior period and was unchanged as compared to that of the prior year quarter.

Non-Interest Income: The following table summarizes our non-interest income for the nine and three months ended September 30, 2000 and 1999:

	For the Nine Months Ended September 30,		Increase/(Decrease)
	2000	1999	Amount	Percent
	(dollars in millions)
Factoring commissions	$ 53	$ 89	$(36)	(40)%
Income of international joint ventures	28	25	3	12
Fees and other income:
Investment and asset sale income (1)	167	127	40	31
Fee income and other (2)	71	82	(11)	(13)

Total fees and other income	$238	$209	$29	14%

Total non-interest income	$319	$323	$ (4)	(1)%

Non-interest income as a percentage of AFE (annualized)	2.5%	3.3%

	For the Three Months Ended September 30,		Increase/(Decrease)
	2000	1999	Amount	Percent
	(dollars in millions)
Factoring commissions	$17	$ 31	$(14)	(45)%
Income of international joint ventures	10	9	1	11
Fees and other income:
Investment and asset sale income (1)	44	43	1	2
Fee income and other (2)	27	23	4	17

Total fees and other income	$71	$ 66	$ 5	8%

Total non-interest income	$98	$106	$ (8)	(8)%

Non-interest income as a percentage of AFE (annualized)	2.3%	3.0%

(1)	Investment and asset sale income includes gains on securitizations and loan sales, net investment income and gains, equipment residual gains and participation income.

(2)	Fee income and other consists primarily of loan servicing income, late fees, prepayment fees, early termination fees, residual rental income and other miscellaneous income.

          Factoring commissions decreased $36 million and $14 million for the nine months and quarter ended September 30, 2000 compared to the same prior year period as a result of the sale of the assets of our domestic factoring business, Commercial Services, in December 1999. In addition, changes in exchange rates have negatively affected the U.S. dollar equivalent for Factofrance’s factoring volume. Factofrance’s factoring volume decreased 1% for the first nine months of 2000 and 13% for the third quarter of 2000, as compared to the prior year. In local currency, however, Factofrance’s factoring volume increased 14% for the first nine months of 2000 and 4% for the third quarter of 2000, as compared to the prior year.

          Income of international joint ventures increased $3 million, or 12% for the nine months ended September 30, 2000 as compared to the prior year. For the third quarter of 2000, income of international joint ventures increased $1 million, or 11% over the prior year period. This increase is primarily due to higher income from our European and Latin American joint ventures .

          Fees and other income totaled $238 million and increased $29 million, or 14% for the first nine months of 2000 as compared to the prior year period. This increase is due to larger investment and asset sale income offset by lower fee income and other. The growth in investment and asset sale income is due to higher net investment gains, which include an increase in income from our investment in limited partnership funds. Partially offsetting the growth in net investment gains is a decrease in securitization and loan sale income for the nine months ended September 30, 2000 as compared to the prior year period. Year to date investment and asset sale income also includes a net gain from the sale of one international investment and the liquidation of another.

          For the third quarter of 2000, fees and other income totaled $71 million, representing an increase of $5 million, or 8% over the prior year period. This increase is due to larger investment and asset sale income as well as higher fee income and other partially offset by a modest decrease in securitization and loan sale income.

Operating Expenses. The following table summarizes our operating expenses for the nine and three months ended September 30, 2000 and 1999:

	For the Nine Months Ended September 30,		Increase
	2000	1999	Amount	Percent
	(dollars in millions)
Salaries and other compensation	$188	$171	$17	10%
General and administrative expenses	143	142	1	1
Goodwill and non-compete amortization	18	13	5	38

Total operating expenses	$349	$326	$23	7%

Total operating expenses as a percentage of average managed assets (annualized)	2.6%	3.0%
Ratio of operating expenses to operating revenues	44%	47%
Ratio of operating expenses, excluding goodwill and non-compete amortization, as a percentage of operating revenues	42%	45%

	For the Three Months Ended September 30,		Increase/(Decrease)
	2000	1999	Amount	Percent
	(dollars in millions)
Salaries and other compensation	$ 63	$ 57	$ 6	11%
General and administrative expenses	47	48	(1)	(2)
Goodwill and non-compete amortization	6	5	1	20

Total operating expenses	$116	$110	$ 6	5%

Total operating expenses as a percentage of average managed assets (annualized)	2.5%	2.9%
Ratio of operating expenses to operating revenues	44%	46%
Ratio of operating expenses, excluding goodwill and non-compete amortization, as a percentage of operating revenues	42%	44%

          Operating expenses totaled $349 million for the first nine months of 2000, an increase of $23 million, or 7% over the prior year period. Third quarter operating expenses totaled $116 million, an increase of $6 million, or 5% over the third quarter of 1999. The increase is primarily driven by higher salaries and other compensation expense. Heller’s efficiency ratio improved to 44% for the first nine months and quarter ended September 30, 2000, from 47% and 46%, respectively, for the same prior year periods. This improvement is reflective of our focus on increasing revenues and controlling expense growth, combined with the impact of the HCFP acquisition and the sale of our Commercial Services unit. Operating expenses as a percentage of average managed assets also improved to 2.6% and 2.5% for the first nine months and quarter ended September 30, 2000 from 3.0% and 2.9% for the same prior year periods.

Allowance for Losses. The following table summarizes the changes in our allowance for losses of receivables, including our provision for losses of receivables and repossessed assets, for the nine and three months ended September 30, 2000 and 1999:

	For the Nine Months Ended September 30,		Increase/Decrease
	2000	1999	Amount	Percent
	(dollars in millions)
Balance at beginning of period	$316	$271	$45	17%
Provision for losses	108	95	13	14
Writedowns	(99)	(80)	(19)	(24)
Recoveries	21	13	8	62
HCF acquisition	—	7	(7)	N/M
Other	(5)	4	(9)	(225)

Balance at end of period	$341	$310	$31	10%

Allowance as a % of receivables	2.2%	2.1%

	For the Three Months Ended September 30,		Increase/Decrease
	2000	1999	Amount	Percent
	(dollars in millions)
Balance at beginning of period	$337	$285	$52	18%
Provision for losses	36	37	(1)	(3)
Writedowns	(45)	(29)	(16)	(55)
Recoveries	16	7	9	129
HCF acquisition	—	7	(7)	N/M
Other	(3)	3	(6)	(200)

Balance at end of period	$341	$310	$31	10%

Allowance as a % of receivables	2.2%	2.1%

          We demonstrated continued strong credit performance during the first nine months and third quarter of 2000 with net writedowns totaling $78 million and $29 million, respectively, representing 0.68% and 0.73% of average lending assets for the nine months and quarter ended September 30, 2000 compared to 0.70% and 0.64%, respectively, for the same prior year periods. Writedown levels for the third quarter and nine months ended September 30, 2000 are in line with our targeted level of 0.75%. At September 30, 2000 the allowance for losses of receivables represented 2.2% of receivables.

Income Taxes. Our effective tax rate totaled 33% for the nine months and quarter ended September 30, 2000, versus 34% and 36% from the same prior year periods. The effective rates for 2000 remained below federal and state combined statutory rates due to the effect of earnings from international joint ventures, the use of tax credits and the impact of state tax planning activities.

LENDING ASSETS AND INVESTMENTS

Lending assets and investments grew to $18.2 billion, up 8% from the December 31, 1999 level. This increase is a result of new business volume of $5.8 billion for the nine months ended September 30, 2000 which represented an increase of 7% over the first nine months of 1999. The increase in new business volume was driven by strong volume in all of our domestic product groups. New business volume for the nine months ended September 30, 2000 was partially offset by portfolio runoff, and syndications, securitizations and loan sales which totaled nearly $3.7 billion. The following tables present our lending assets and investments by business category and asset type as of September 30, 2000 and December 31, 1999:

	Lending Assets and Investments as of
	September 30,		December 31,
	2000	Percent	1999	Percent
	(dollars in millions)
By Business Category:
Domestic Commercial Finance Segment
Corporate Finance	$ 5,573	30%	$ 4,937	29%
Leasing Services	4,186	23	3,428	20
Real Estate Finance	2,648	15	2,626	16
Small Business Finance	1,400	8	1,312	8
Healthcare Finance	1,396	8	971	6
Other	550	3	518	3

Total Domestic Commercial Finance Segment	15,753	87	13,792	82
International Factoring and Asset Based Finance Segment	2,408	13	3,040	18

Total lending assets and investments	$18,161	100%	$16,832	100%

	September 30,		December 31,
	2000	Percent	1999	Percent
	(dollars in millions)
By Asset Type:
Receivables	$15,564	86%	$14,795	88%
Repossessed assets	18	—	24	—

Total lending assets	15,582	86	14,819	88
Equity and real estate investments	974	5	737	5
Debt securities	581	3	549	3
Operating leases	826	5	508	3
International joint ventures	198	1	219	1

Total lending assets and investments	$18,161	100%	$16,832	100%

Average lending assets	$15,323		$13,235

Total managed assets (1)	$19,031		$17,202

Average managed assets (1)	$18,080		$14,963

Funds employed (2)	$17,325		$15,839

Average funds employed (2)	$16,776		$13,636

(1)	Total managed assets include funds employed, plus receivables previously securitized or sold that we currently manage.

(2)	Funds employed include lending assets and investments, less credit balances of factoring clients.

          Growth in Corporate Finance lending assets and investments of $636 million, or 13%, during the first nine months of 2000 was driven by new business volume of $2.1 billion and increased borrowings under existing lines of over $300 million. Asset growth was partially offset by syndications, loan sales and payoffs during the period totaling $1.7 billion.

          Leasing Services lending assets and investments grew by $758 million, or 22%, during the first nine months of 2000 as new business volume of nearly $2.0 billion was partially offset by payoffs, utilization, syndications and securitizations of over $1.1 billion. Year to date new business volume exceeded the prior year by 39%. This increase was primarily due to an increase in operating lease transactions of our Capital Finance unit during the first quarter of 2000 as compared to the prior year period.

          Real Estate Finance lending assets and investments increased modestly since the prior year-end as year to date new business volume and increased borrowings under existing lines of approximately $1 billion were offset by over $900 million in securitizations, payoffs and syndications. Included in the securitization activity were two transactions totaling over $600 million for which we recognized approximately $6 million of income. One of these securitizations was in the third quarter and resulted in approximately $1.5 million of income. On both of these transactions, we did not retain any risk position as all securities were sold to third parties on a non-recourse basis.

          Lending assets and investments of Small Business Finance increased $88 million from 1999 as new business volume of nearly $400 million was partially offset by approximately $300 million of loan sales and runoff.

          Healthcare Finance lending assets and investments increased $425 million from the prior year-end and was driven by new business volume of over $400 million and increased borrowings under existing lines of over $80 million.

          Lending assets and investments of our International Factoring and Asset Based Finance Segment decreased over $600 million from the prior year-end primarily due to the effect of foreign currency exchange rate movements of approximately $300 million, in addition to securitizations, payoffs, and the liquidation of one international investment and sale of another.

          At September 30, 2000, we had contractually committed to finance approximately $2.4 billion to new and existing borrowers. Our obligation to fund commitments is generally contingent upon the maintenance of specific credit standards by our borrowers. Since we expect many of the commitments to remain unused, the total commitment amount does not necessarily represent future cash requirements. We do not have any significant commitments to provide additional financing related to nonearning assets.

Revenues

          Total revenues include:

•	interest income, including rental income from operating leases;

•	fees and other income from domestic and consolidated international operations;

•	factoring commissions; and

•	our share of the net income of our international joint ventures.

          The following table shows our total revenues for the nine months ended September 30, 2000 and 1999:

	Total Revenues For the Nine Months Ended September 30,
	2000	Percent	1999	Percent
	(dollars in millions)
Domestic Commercial Finance Segment
Corporate Finance	$ 497	33%	$ 332	29%
Leasing Services	292	19	246	21
Real Estate Finance	213	14	166	14
Healthcare Finance	122	8	14	1
Small Business Finance	108	7	90	8
Other	54	4	56	5
Commercial Services (1)	—	—	74	6

Total Domestic Commercial Finance Segment	1,286	85	978	84
International Factoring and Asset Based Finance Segment	227	15	191	16

Total revenues	$1,513	100%	$1,169	100%

(1)     On December 1, 1999, we sold the assets of our Commercial Services unit.

          Total revenues increased $344 million or 29% from the prior year period principally reflecting increases in interest income and fees and other income. Corporate Finance experienced a $165 million increase in revenues due to an increase in interest income resulting from a higher level of AFE and an increase in net investment income. Leasing Services revenues increased $46 million primarily as a result of an increase in interest income from a higher level of AFE. Real Estate Finance revenues increased $47 million due to an increase in interest income resulting from a higher level of AFE, offset by lower net investment gains. Small Business Finance revenues increased $18 million from the prior year period as an increase in interest income from a higher level of AFE was partially offset by lower income on loan sales. Healthcare Finance revenues increased $108 million due to the HCFP acquisition that occurred in July 1999. International revenues increased $36 million due to an increase in interest income from a higher level of AFE combined with a net gain on the sale of one international investment and the liquidation of another. International revenues also increased as a result of higher income from international joint ventures.

PORTFOLIO QUALITY

          The credit quality of our portfolio continues to reflect the effectiveness of our credit strategies, underwriting and portfolio management and disciplined credit approval process. As of September 30, 2000, nonearning assets were $280 million or 1.8% of lending assets. This level is favorable to our targeted range of nonearning assets of 2-4% of lending assets. In addition, our allowance for losses of receivables was in excess of 100% of nonearning impaired receivables as of September 30, 2000. The following tables present certain information with respect to the credit quality of our portfolio:

	September 30,	December 31,
	2000	1999
	(dollars in millions)
Lending Assets and Investments:
Receivables	$15,564	$14,795
Repossessed assets	18	24

Total lending assets	15,582	14,819
Equity and real estate investments	974	737
Debt securities	581	549
Operating leases	826	508
Investments in joint ventures	198	219

Total lending assets and investments	$18,161	$16,832

Nonearning Assets:
Impaired receivables	$ 262	$ 204
Repossessed assets	18	24

Total nonearning asset s	$ 280	$ 228

Ratio of nonearning impaired receivables to receivables	1.7%	1.4%

Ratio of total nonearning assets to total lending assets	1.8%	1.5%

Allowances for Losses:
Allowance for losses of receivables	$ 341	$ 316

Ratio of allowance for losses of receivables to:
Receivables	2.2%	2.1%

Nonearning impaired receivables	130%	155%

Delinquencies:
Earning loans delinquent 60 days or more	$ 284	$ 228

Ratio of earning loans delinquent 60 days or more to receivables	1.8%	1.5%

	For The Nine Months Ended September 30,
	2000	1999
	(dollars in millions)
Net writedowns of lending assets:
Total net writedowns	$ 78	$ 67

Ratio of net writedowns to average lending assets (annualized)	0.68%	0.70%

Nonearning Assets. Our nonearning assets were $280 million or 1.8% of lending assets at September 30, 2000. Nonearning assets remain favorable to our targeted range of 2-4% of lending assets. Included in nonearning assets are repossessed assets of $18 million at September 30, 2000 and $24 million at December 31, 1999.

Allowance for Losses. The allowance for losses of receivables totaled $341 million, representing 2.2% of receivables at September 30, 2000, a slight increase from December 31, 1999. The level of allowance for loan losses is adequate given the credit quality of our receivables portfolio. The ratio of allowance for losses of receivables to nonearning impaired receivables totaled 130% at September 30, 2000 and 155% at December 31, 1999.

Loan Modifications. We had $13 million and $14 million of loans that are considered troubled debt restructures at September 30, 2000 and December 31, 1999, respectively. At September 30, 2000, there were no loans that were restructured and returned to earning status.

Writedowns. Net writedowns for the nine months ended September 30, 2000 equaled 0.68% of average lending assets and were favorable to that of the same prior year period and to our stated target of 0.75%. Gross writedowns totaled $99 million during the first nine months of 2000 versus $80 million for the prior year period while recoveries were $21 million in 2000 versus $13 million in 1999.

LIQUIDITY AND CAPITAL RESOURCES

            The following table presents information regarding our capital structure:

	September 30, 2000	December 31, 1999
	(in millions)
Commercial paper and short-term borrowings	$ 4,424	$ 5,202
Notes and debentures	10,481	8,630

Total senior debt	14,905	13,832
Minority interest	11	11
Stockholders’ equity	2,524	2,347

Total capitalization	$17,440	$16,190

Leverage (net of short-term investments)	5.8x	5.8x
Commercial paper and short-term borrowings to total senior debt	30%	38%

During the first nine months of 2000, our major funding requirements included:

•	approximately $5.8 billion of longer-term loans, leases and investments funded;

•	the retirement of approximately $2.5 billion of senior notes;

•	the decrease in short-term debt of $778 million; and

•	common and preferred dividends of $50 million.

Our major sources of funding these requirements included:

•	cash flows from operations of $495 million;

•	loan repayments and proceeds from the sale of investments and equipment on lease of approximately $1.4 billion;

•	the syndication, securitization or sale of approximately $2.3 billion of loans;

•	a net decrease in short-term loans and advances to factoring clients of $495 million; and

•	the issuance of over $4.3 billion of senior debt.

          Our ratio of commercial paper and short-term borrowings to total senior debt was 30% at September 30, 2000 and 38% at December 31, 1999. Leverage (based on senior debt net of short-term investments) was 5.8x at September 30, 2000 and December 31, 1999. Our leverage and the level of commercial paper and short-term borrowings continued to remain within ranges we have targeted to maintain a strong financial position.

          Our committed bank credit and asset sale facilities totaled approximately $5.7 billion at September 30, 2000 and included $4.2 billion in available liquidity support equally comprised of two bank credit facilities, a 5-year facility and a 364-day bank credit facility.

          Also included in our total committed facilities at September 30, 2000 are foreign bank credit facilities of $1.0 billion (U.S. dollar equivalent) for our international subsidiaries and $25 million under foreign currency revolving credit facilities. Committed credit and sale facilities from unaffiliated financial institutions represent 129% of outstanding commercial paper and short-term borrowings at September 30, 2000.

          In September 2000, we strengthened our liquidity position by entering into a 5-year revolving loan sale facility which allows us to sell an undivided interest in a designated pool of Corporate Finance cash-flow loans to a bank-sponsored conduit, on a limited recourse basis. Committed liquidity support under this facility totals $500 million, of which $300 million was utilized at September 30, 2000. The underlying liquidity support for the conduit is provided by unaffiliated entities. In November 2000, we amended this facility to include additional conduit participants. Under the amended facility, committed liquidity support totals $1.4 billion. The commitment period of this liquidity support is 364 days and is subject to annual renewals by the conduits.

Risk Management—Asset/Liability Management

          We utilize interest rate swaps to modify the interest rate and currency characteristics of our debt and assets to control the overall level of financial risk arising from our normal business operations. During the nine months ended September 30, 2000, we entered into $3.1 billion of interest rate swaps. These instruments had the effect of converting $522 million of fixed rate assets to a variable rate, $975 million of variable rate assets to another variable rate index and $1.6 billion of fixed rate debt to a variable rate. During the same period, $5.3 billion of our interest rate swaps were terminated or matured. At September 30, 2000, we held $5.9 billion in interest rate swap agreements, $525 million in cross-currency interest rate swap agreements and $1.9 billion of basis swap agreements.

          We utilize interest rate futures to hedge the interest rate risk of a portion of our receivables portfolio and to fix the interest rates of various floating rate liabilities. At September 30, 2000, we held 10-year, 5-year, and 2-year interest rate futures contracts with equivalent notional amounts of $137 million, $44 million, and $30 million, respectively.

          We also periodically enter into forward currency exchange contracts and foreign currency options. These instruments serve as hedges of our operations in international subsidiaries and joint ventures. We held $654 million of forward currency exchange contracts and $221 million of options at September 30, 2000.

Accounting Developments

          In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Deferral of the Effective Date of FASB Statement No. 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (collectively referred to as SFAS No. 133). This Statement establishes accounting and reporting standards requiring all derivative instruments (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value. Changes in the fair value of the derivative are to be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows gains and losses on derivatives to offset related results on the hedged items in the income statement and requires that a company must document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. We continue to assess the impact of this statement and are currently analyzing the effect of various recent SFAS No. 133 accounting interpretations. We will adopt SFAS No. 133 effective January 1, 2001.

          In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125. This statement requires new disclosures about securitization transactions entered into during the period, and retained interests in securitized financial assets existing at the balance sheet date. These changes must be applied for fiscal years ending after December 15, 2000. Other provisions of SFAS No. 140, including a revision to the criteria for qualifying special purpose entities (QSPEs), must be applied prospectively to transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001. We are currently assessing the impact of this statement on our sale and securitization activities. We will include additional disclosures in our December 31, 2000 Form 10-K in order to comply with the expanded disclosure requirements.

Other Developments

Declaration of Dividends—

Stock	Declaration Date	Dividend per Share	Record Date	Payable Date
Class A Common	Oct. 18, 2000	$ 0.10	Nov. 1, 2000	Nov. 15, 2000

Class B Common	Oct. 18, 2000	$ 0.10	Nov. 1, 2000	Nov. 15, 2000

Cumulative Perpetual Senior Preferred Stock, Series A	Oct. 18, 2000	$0.5078125	Nov. 1, 2000	Nov. 15, 2000

Fixed Rate Noncumulative Perpetual Senior Preferred Stock, Series C	Oct. 18, 2000	$ 1.67175	Nov. 1, 2000	Nov. 15, 2000

Fixed Rate Noncumulative Perpetual Senior Preferred Stock, Series D	Oct. 18, 2000	$ 1.7375	Nov. 1, 2000	Nov. 15, 2000

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

(12) Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

(27) Financial Data Schedule

(b)	Current Reports on Form 8-K:

Date of Report	Item	Description
October 18, 2000	5, 7	A report filing a press release announcing the declaration of dividends on the Company’s common and preferred stocks.

October 19, 2000	5, 7	A report filing a press release announcing the Company’s earnings for the quarter ended September 30, 2000.

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

Date:  November 13, 2000