Form 10-K405
period 2000-12-31
HELLER FINANCIAL INC
filed 2001-03-02
CIK 46738

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
☒
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
☐
THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-6157

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

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.         ☒

            As of February 16, 2001, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant’s Class A common stock, as reported on the New York Stock Exchange was approximately $1,621,056,484.

Number of shares of Common Stock outstanding at February 16, 2001:
Class A Common Stock—45,563,704
Class B Common Stock—51,050,000

Documents incorporated by reference: Portions of the definitive Proxy Statement prepared for the 2001 Annual Meeting of Stockholders to be filed no later than April 5, 2001 are incorporated by reference into Part III of this report. Web site address is www.hellerfinancial.com

PART I

ITEM 1. BUSINESS

            The following discussion contains certain forward-looking statements as defined in the Securities Exchange Act of 1934 which are generally identified by the words anticipates, believes, estimates, expects, plans, intends and other similar expressions. Those statements represent the Company’s current expectations regarding its future growth, results and performance. These forward-looking statements are subject to certain risks, uncertainties and contingencies, which could cause the Company’s actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Special Note Regarding Forward-Looking Statements.

General

            Heller Financial, Inc. (including its consolidated subsidiaries, Heller or the Company, which may be referred to as we, us or our) is a worldwide commercial finance company providing a broad range of financing solutions to middle-market and small business clients.

        Primary Business Segments

            We deliver our products and services principally through two business segments:

•	Domestic Commercial Finance; and

•	International Factoring and Asset Based Finance.

        Domestic Business

            Our Domestic Commercial Finance segment is made up of five business units:

(1)	Corporate Finance, primarily providing collateralized cash flow and asset based lending;

(2)	Real Estate Finance, primarily providing secured real estate financing;

(3)	Leasing Services, providing debt and lease financing of small, medium and large ticket equipment sourced directly or through manufacturers, distributors and dealers;

(4)
Healthcare Finance, providing asset-based, collateralized cash flow and secured real estate financing to healthcare service providers with a primary focus on long-term care, hospitals and physician practices; and

(5)
Small Business Finance, which provides financing to small businesses, primarily through two programs of the Small Business Association (SBA). We recently announced a strategic decision to discontinue originations of new business in this business unit. See Item 1. Business—Small Business Finance and Note 27—Subsequent Events—of our Consolidated Financial Statements for more information.

            Although the Domestic Commercial Finance segment business units operate primarily in the United States, they have more recently begun to expand their activities into certain other countries, including Canada and the United Kingdom, in order to provide complementary financing products to clients in additional markets.

        International Business

            Our International Factoring and Asset Based Finance segment, known as Heller International Group (International Group), provides factoring services and financings secured primarily by receivables, inventory and equipment. It does so through wholly-owned subsidiaries and joint ventures which provide financing to small and mid-sized companies primarily in Europe, but also in Asia and Latin America. It also has provided the platforms within various foreign markets from which our Global Vendor Finance operation, which is part of our domestic Leasing Services unit, has begun to expand its reach into foreign markets.

        Market Position

            We concentrate primarily on senior secured lending, with 89% of consolidated lending assets and investments at December 31, 2000 being made on that basis. Also, to a more limited extent, we make subordinated loans and invest in selected debt and equity instruments.

            Our primary clients and customers are entities in the manufacturing and service sectors having annual sales generally in the range of U.S. $5 million to U.S. $250 million and in the real estate sector having property values generally in the range of U.S. $1 million to U.S. $40 million.

            We are among the largest lenders to private equity-sponsored companies in the U.S. middle-market and have been recognized as the #5 syndicator of middle-market sponsored leveraged loans. We believe that our subsidiary, Factofrance-Heller (Factofrance), is the largest factoring operation in France. We believe we are the leading provider of secured finance to small and mid-sized healthcare companies in the United States. Additionally, we are a recognized leader in real estate finance, vacation ownership lending, vendor finance and middle-market equipment finance and leasing in the United States.

            We have built our portfolio through:

•	effective asset origination capabilities;

•	disciplined underwriting and credit approval processes;

•	effective portfolio management; and

•	acquisitions.

            Our business units have the ability to manage asset, client, industry and geographic concentrations and enhance profitability by distributing assets through securitizations, syndications and loan sales.

        Heller History and Recent Activities

            Heller was founded in 1919. From our inception, we have primarily targeted our commercial financing activities at mid-sized and small businesses in the United States. Since 1964, we have also competed in select international markets through our consolidated subsidiaries and investments in international joint ventures. More recently, we have opportunistically expanded the international focus of some of our domestic based business units.

             Heller was purchased by a subsidiary of The Fuji Bank, Limited (Fuji Bank) in 1984. Fuji Bank owned 100% of Heller’s common stock between that time and April 1998. In May 1998, we issued 38,525,000 shares of Class A Common Stock in an initial public offering (the IPO). The IPO reduced Fuji Bank’s ownership, through its direct subsidiary Fuji America Holdings, Inc. (FAHI), to 79% of the voting interest and 57% of the economic interest of our issued common stock. Fuji Bank’s ownership was further reduced to 77% of the voting interest and 52% of the economic interest when we issued approximately 7.3 million shares of our Class A Common Stock in conjunction with our acquisition of HealthCare Financial Partners, Inc. (HCFP) in July 1999. As a result of such voting interest, FAHI retains the unilateral power to elect all of the members of our Board of Directors.

            In May 1998, Heller increased its ownership of International Group to 100% from 79% by purchasing the 21% interest previously held by Fuji Bank.

            In September 2000, Fuji Bank, all of whose capital stock had been previously publicly held, became a wholly-owned subsidiary of Mizuho Holdings, Inc. (Mizuho), which currently is also the holding company for the Dai-Ichi Kangyo Bank Ltd. (DKB), and the Industrial Bank of Japan (IBJ). The common shareholders of Fuji Bank, DKB and IBJ became shareholders of Mizuho, which is publicly held. We believe Mizuho is the largest banking organization in the world, with over $1 trillion in total assets.

            A major focus of Heller is to build a diversified portfolio. The Company has substantial franchises in Corporate Finance, Real Estate Finance and International Group and has built other significant secured lending businesses in Healthcare Finance and Leasing Services through start-ups of new business units, acquisitions and the expansion of smaller existing operations. Products include asset based working capital and term financings secured by accounts receivable and inventory and various types of equipment finance and leasing product offerings.

            In the past several years, we have selectively expanded or refocused our overseas operations, most significantly by completing the acquisition, in April 1997, of the interest of our joint venture partner in Factofrance, the leading factoring company in France. Additionally, in September 1999, we purchased our joint venture partner’s interest in our Argentina joint venture and, as a result, made it a consolidated subsidiary. During 2000, we sold our investment in our joint venture in Belgium and liquidated our Australian consolidated subsidiary.

            We further expanded our leasing operations in 1998 by acquiring certain U.S. assets of the Dealer Products Group of Dana Commercial Credit Corporation and the stock of the Dealer Products Group’s international subsidiaries (collectively, Dealer Products Group). This became the platform for our Global Vendor Finance unit and has given us the capability to offer vendor leasing programs on an international basis and to expand our existing domestic vendor finance business.

            In April 1999, we formed our Entertainment Media and Technology group (EMX), as part of the Capital Finance unit of Leasing Services. EMX provides innovative and highly structured leasing alternatives to emerging and converging media, entertainment, technology and other selected companies.

            In July 1999, we became a leading financing provider to small and middle-market healthcare companies nationally by acquiring HCFP and combining it with our existing healthcare finance activities.

             Also in 1999, we opened our Canadian subsidiary, Heller Financial Canada, Ltd. (HFC), which allows us to offer Canadian borrowers many of the lending and leasing products we are able to offer our customers in the U.S. Throughout 2000, we have expanded HFC’s operations to serve Heller customers of several business units so that HFC now serves Real Estate Finance, Leasing Services and Corporate Finance.

            In 1999, we launched our Franchise Finance business, a specialty group within our Commercial Equipment unit of Leasing Services, to expand and reinforce our commitment to servicing the financing needs of strong, experienced operators of proven franchise concepts. Also in 1999, we launched the Special Purpose Property product, as part of Leasing Services. This product allows us to combine our asset based lending expertise with our traditional equipment and real estate financing products to provide a single financing source for real property and equipment. Our Special Purpose Property specialists provide secured debt and synthetic lease products for end-user and owner-occupied properties to middle-market companies in a wide variety of industries.

            In December 1999, we completed the sale of the assets of our Commercial Services unit, part of our Domestic Commercial Finance segment. We believe that long-term success in the domestic factoring business would have required substantial economies of scale, which Commercial Services would not have been able to achieve through internal growth. We used the capital and other resources made available from this sale to increase our investment in our other business units that, in our opinion, offer greater opportunities for long-term growth and profitability.

            In February 2000, we established Heller Financial Limited (HFL), a U.K. subsidiary of International Group which operates as a division of our Corporate Finance unit and provides cash flow financing and equity investments to companies in the U.K. and Western Europe. HFL complements Heller Corporate Finance activities in the United States and Canada, and enables us to serve many common customers on both continents as they increase their cross border investment activities.

            In June 2000, we formed our Venture Finance business and established it as a specialty group within our Leasing Services unit that focuses on serving the needs of early- to mid-stage emerging growth companies backed by venture capitalists and other professional investors.

            In February 2001, we announced a strategic decision to discontinue the new origination of Small Business Administration (SBA) loans through our Small Business Finance unit. Increased competition from banks focused on capturing small business customers by cross-selling a range of financial products, such as cash management and depository banking services in addition to SBA loans, have made the pricing and returns on this product less attractive. Our decision to stop new business origination in this market will permit us to re-deploy capital and other resources to our other businesses where we see better growth prospects that, we believe, will enhance shareholder value. Despite ceasing origination in Small Business Finance, we will fund existing commitments and intend to continue servicing the Small Business Finance portfolio in accordance with our customary business practices. See Note 27—Subsequent Events—of our Consolidated Financial Statements for more details.

            As a result of the above activities, we believe that we have strengthened our franchise positions and have enhanced our core activities resulting in a lending portfolio that is well diversified, has strong asset collateralization and provides us with a consistent and diversified income stream.

        Summary 2000 Results

            For the year ended December 31, 2000:

•	Net income totaled $290 million, representing our eighth consecutive year of record earnings.

•	Net income was up 23% over the prior year, after adjusting for the Company’s one-time net gain of $48 million on the sale of the assets of our Commercial Services unit in 1999.

•	Net income applicable to common stock was $261 million, representing an increase of 25% over the prior year adjusted amount of $208 million.

•	Net interest income increased 23% over the prior year.

•	Operating revenues totaled over $1 billion for the full year and were up 9 percent over 1999.

•	Operating efficiency was 44% for 2000, a significant improvement from the 1999 level of 48%, and in line with our target for this year.

•	New business volume totaled $7.8 billion and was strongest in Corporate Finance, Real Estate Finance, Leasing Services and Healthcare Finance.

•	Total lending assets and investments totaled $18.7 billion, an increase of $1.9 billion, or 11% from the prior year.

•	Nonearning assets were $307 million, or 1.9% of total lending assets at December 31, 2000 and below our targeted range for nonearning assets of 2% to 4% of total lending assets.

•	Writeoffs as a percentage of average lending assets for the year were 0.7%, consistent with 1999 and consistent with our average targeted level over a business cycle of 0.75%.

            See Note 23—Operating Segments—of our Consolidated Financial Statements for disclosure regarding certain financial information with respect to each of our business segments.

Domestic Commercial Finance Segment

Corporate Finance

            Corporate Finance is a leading provider of financing solutions to middle-market oriented equity sponsors, intermediaries and enterprises. Corporate Finance offers:

•	cash flow lending;

•	asset based lending; and

•	on a more limited basis, junior secured, mezzanine and modest-sized equity investments.

            Through Corporate Finance, we provide cash flow and asset based lending for corporate acquisitions, leveraged buyouts, leveraged buildups, recapitalizations, refinancings, verifiable turnarounds, debtor-in-possession (DIP) financings, post-DIP transactions and growth financing for publicly and privately held companies. The companies we finance are in a wide variety of manufacturing, distribution and services industries. In almost all cases, we source these transactions through professional or private equity investors who acquire businesses for financial or strategic purposes, or through financial intermediaries such as accounting, law, investment banking, brokerage or turnaround consulting firms. We have developed and maintain close relationships with over 200 equity sponsors, many of whom have been our clients for ten or more years and have financed several transactions with us.

            Corporate Finance also provides secured term and revolving credit facilities with durations averaging five to eight years. To a lesser extent, we provide unsecured subordinated debt financings and invest in limited partnership funds. From time to time, we make modest equity investments in conjunction with senior debt facilities, receive warrants, and make stand-alone equity co-investments with private equity sponsor clients. We also serve as a co-lender or participant in larger senior secured transactions originated by other lenders.

            Corporate Finance has offices in nine cities in the U.S., plus Toronto and London. We also have specialized industry teams focused on Energy and Project Finance, Mature-Stage Technology, Mezzanine Finance and Debtor-in-Possession and Post-Bankruptcy Finance. We believe we are one of the top firms providing non-investment grade financing to middle-market companies.

            Our Corporate Finance portfolio is diversified among approximately 30 industries and no industry represented more than 10% of the portfolio.

            The following table gives additional information about Corporate Finance:

	As of, or For the Year Ended, December 31,
	2000	1999	1998
	(dollars in millions)
New business volume	$2,759	$3,130	$2,607
Total lending assets and investments (1)	5,225	4,937	3,722
Revenues	651	471	389
Corporate Finance revenues as a percentage of total Company revenues	32.0%	28.8%	27.6%
Ratio of net writedowns to average lending assets	1.2	0.5	0.4
Ratio of nonearning assets to lending assets	2.2	0.6	0.4

(1)	Lending assets and investments at December 31, 2000 were reduced by $700 million of commercial cash flow loans sold to an asset backed commercial paper conduit facility.

            Corporate Finance’s ratio of net writedowns to average lending assets was 1.2% at December 31, 2000, up from 0.5% and 0.4% for 1999 and 1998, respectively. This increase was driven by increased writedowns on cash flow financings. Net writedowns resulted from individual business issues and were not significantly concentrated by borrower, industry type or geographic region.

            The December 31, 2000 level of nonearning assets of 2.2% of total Corporate Finance lending assets lies within our overall targeted range of 2%–4%. The increase from the prior years reflects downturns in many sectors of the U.S. economy during the second half of 2000.

            For the year ended December 31, 2000, Corporate Finance had total revenues of $651 million, an increase of 38% over 1999. This increase was primarily driven by higher average net funds employed and a higher interest rate environment in 2000.

            As of December 31, 2000, Corporate Finance had total lending assets and investments of $5.2 billion, or 28% of Heller’s total lending assets and investments. Of this amount:

•	about $4.3 billion, or 23% of Heller’s total lending assets and investments, represents cash flow financings; and

•	about $900 million, or 5% of Heller’s total lending assets and investments, represents asset based financings.

            We base our commitment to finance cash flow lending transactions on our assessment of the borrower’s ability to generate cash flows to repay the loan and to maintain or increase its business value. To do this, we consider, among other factors, the borrower’s:

•	historical and projected profitability;

•	market position;

•	ability to withstand competitive challenges; and

•	relationships with clients and suppliers.

            Our cash flow term loans and revolving credit facilities to the same borrower are generally cross-collateralized and are secured by liens on the borrower’s current and fixed assets and, in most cases, the borrower’s capital stock.

            In our asset based lending transactions, we concentrate on balancing collateral values, cash flow and capital structure. We protect against deterioration of a borrower’s performance by using established advance rates against eligible collateral and by cross-collateralizing revolving credit facilities and term loans. In all of our transactions, we actively manage credit risk through portfolio diversification, according to industry and individual client exposure.

            Corporate Finance also makes relatively modest minority direct equity investments and invests in limited partnership funds managed by equity sponsors. Our investments totaled $372 million as of December 31, 2000 and represented investments in 730 companies, either directly or indirectly held through fund investments.

            Corporate Finance has an established syndication capability. This enables us to commit to larger transactions, while still managing the ultimate size of our retained position, and to generate additional income. In 2000, we acted as lead managing agent for 30 private equity-sponsored syndicated transactions. Corporate Finance believes this level of activity makes us the fifth largest syndicator, in terms of overall number of transactions in the U.S., as measured by Loan Pricing Corporation (LPC). In addition, we received an agent title on 76 sponsored transactions within the leveraged bank loan market, placing us third on league tables for equity-sponsored leveraged bank loans, as measured by LPC.

            In 2000, we syndicated approximately $1.4 billion in commitments. Although we can provide commitments of up to $300 million per transaction, we generally syndicate our ultimate retained position to $25 million or less. As of December 31, 2000, our average retained transaction size was approximately $14 million in commitments and $10 million in fundings.

            As of December 31, 2000, Corporate Finance had contractual commitments to finance an additional $1.9 billion to new and existing borrowers, generally contingent on their maintaining specific credit standards. Since we expect many of these commitments to remain unused, the total commitment amounts do not necessarily represent future cash requirements. Corporate Finance does not have any significant commitments to provide additional financing related to nonearning assets.

Real Estate Finance

            Real Estate Finance provides secured financing to owners, investors and developers for the acquisition, refinancing and renovation of commercial income producing properties in a wide range of property types and geographic areas. Real Estate Finance serves these markets by offering tailored senior secured debt and junior participating debt structures. Real Estate Finance also opportunistically purchases interests in syndicated debt and selected commercial mortgage-backed bonds. Real Estate Finance is a leading provider of capital to the U.S. vacation ownership industry, providing timeshare resort developers with full life-cycle financing secured by time share receivables and unsold real estate inventory.

            Our transactions are secured by a variety of property types including:

•	offices;

•	apartments;

•	retail properties;

•	industrial properties;

•	manufactured housing communities;

•	affordable housing properties;

•	self storage facilities; and

•	hotels and vacation ownership units.

            Senior secured loan transactions range in size from $5 million to $25 million, with an average transaction size in 2000 of about $10 million. Typical junior secured loan transactions range in size from $2 million to $12 million, with an average transaction size in 2000 of about $4 million. Typical vacation ownership transactions range in size from
$5 million to $50 million, with an average transaction size in 2000 of about $18 million.

            Real Estate Finance also periodically invests in affordable housing transactions. These transactions provide tax credits which benefit our consolidated results by lowering our income tax provision.

            Real Estate Finance has eight offices throughout the United States as well as offices in Toronto and Mexico City. Real Estate Finance generates new business through our relationships with real estate brokers and through direct calling on prospective borrowers. Real Estate Finance markets our products through the use of trade advertising, direct marketing, newsletters and trade show attendance and sponsorship.

            The following table gives additional information about Real Estate Finance:

	As of, or For the Year Ended, December 31,
	2000	1999	1998
	(dollars in millions)
New business volume	$1,242	$1,422	$1,964
Total lending assets and investments	2,766	2,626	1,889
Revenues	296	221	250

Real Estate Finance revenues as a percentage of total Company revenues	14.5%	13.5%	17.8%
Ratio of net writedowns to average lending assets	0.1	0.1	2.9
Ratio of nonearning assets to lending assets	0.6	1.0	0.5

             As of December 31, 2000, Real Estate Finance had total lending assets and investments of $2.8 billion, or 15% of Heller’s total lending assets and investments. Of this amount:

•	about $1.8 billion represents senior secured lending assets and investments; and

•	about $400 million represents vacation ownership lending assets and investments.

            Real Estate Finance new business volume for the year totaled $1.2 billion. New business volume was down from 1999 due to a reduced emphasis on fixed rate originations for the commercial mortgage backed securities market (CMBS).

            Real Estate Finance securitized over $600 million of CMBS receivables in two separate transactions, recognizing income totaling $6 million. We did not retain any residual risk in these transactions, as all of the securities and servicing were sold to third parties on a non-recourse basis.

            In addition, we participate 50% of most of our junior participating debt originations through an arrangement with institutional investors. The use of syndications has enabled us to reduce our average individual retained position in this portfolio to approximately
$2 million.

            Net writedowns to average lending assets were 0.1% during 2000, unchanged from the prior year. In addition, nonearning assets have remained at or below 1.0% of lending assets for the last three years. Excluding a $40 million writedown recorded on CMBS assets in 1998, the ratio of net writedowns to average lending assets was 0.3% for Real Estate Finance during that period.

            Real Estate Finance’s credit philosophy emphasizes selecting properties that generate stable or increasing income cash flow streams, have strong asset quality and proven sponsorship with defined business plans. For vacation ownership transactions, our credit philosophy considers the developer’s business objectives and capital needs, the competitive position of the resort development, mortgage servicing capabilities, receivable performance and the developer’s financial strength and timeshare experience. Our credit philosophy for junior secured financings considers the strength and track record of the property developer, the supply and demand dynamics of the particular market and the competitive strengths of the subject real estate.

            Real Estate Finance’s lending assets and investments are distributed as follows:

Property Types
	2000	1999
General purpose office buildings	31%	27%
Apartments	17	14
Vacation ownership units	16	14
Retail properties	11	18
Industrial properties	9	7
Hotels	7	6
Manufactured housing	2	5
Senior housing	2	2
Self storage facilities	1	3
Loan Portfolios	—	1
Other	4	3

	100%	100%

Geographic Areas
	2000	1999
California	26%	17%
Southwest	18	17
Florida	9	10
Midwest	8	7
Southeast	6	8
Mid-Atlantic States	6	6
New England	4	5
West	3	5
New York	3	4
Other	17	21

	100%	100%

            At December 31, 2000, Real Estate Finance maintained contractual commitments to finance an additional $524 million to new and existing borrowers, generally contingent upon their maintaining specific credit standards. Since we expect many of these commitments to remain unused, the total commitment amounts do not necessarily represent future cash requirements. Real Estate Finance does not have any significant commitments to provide additional financing related to nonearning assets.

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

            Global Vendor Finance.    We formed Global Vendor Finance by combining our existing Vendor Finance unit with the Dealer Products Group acquired late in 1998. Primary locations for vendor leasing are the United States, the United Kingdom and Canada, with smaller operations in continental Europe, Mexico, Hong Kong and Singapore.

            Global Vendor Finance provides customized sales financing programs that enable vendors and manufacturers in commercial, industrial and information and technology markets to offer financing and leasing options to their customers. The primary products we offer are direct finance leases, operating leases and loans. These financing programs may be offered on either a direct, private label or joint venture basis. The primary equipment types we finance are computer equipment, software, machine tool equipment, plastics equipment, graphic arts equipment and transportation equipment. Individual transaction sizes within these programs range from $1,000 to $10 million and terms generally range from 24 months to eight years.

            Global Vendor Finance’s approach to lending balances the financial strength of the borrower, the value of the underlying collateral and the extent of recourse provided by the vendor. Middle and large ticket leasing transactions are characterized by the high credit quality performance of the portfolio as evidenced by lower levels of nonearning assets and writedowns. These transactions also have correspondingly lower yields. Small ticket leasing transactions have higher margins but also have correspondingly higher levels of writedowns and nonearning assets.

            During 2000, Global Vendor Finance repositioned its business by exiting several non-strategic regional vendor programs and committing significant resources to attracting and launching new technology based programs with significant global partners. As part of this strategy shift, the unit has created a global web-enabled lease origination capability, which will be utilized beginning in 2001 and continues to make significant investments to build out its global origination platform. We believe that these strategic changes and investments will improve returns for the business unit in future periods.

            Global Vendor Finance has created and is in the process of rolling out to its customers a completely electronic, internet based approach to applying for and documenting transactions. We have applied for our first patent for this business.

             Commercial Equipment Finance.    Commercial Equipment Finance has broad, national and international access to the equipment finance marketplace through 13 domestic offices. We provide general equipment term loan and lease financings directly to a diverse group of middle market companies. They use the financings for:

•	expansions;

•	acquisitions;

•	turnkey land, building and equipment financing;

•	remodeling;

•	refinancing;

•	replacement or modernization of equipment; and

•	refinancing of existing equipment obligations.

            We believe that our emphasis on direct origination provides us with a competitive advantage of stronger customer relationships and enables us to generate repeat business.

            In addition to direct origination, we generate business through traditional broker and other intermediary channels. Through our broad market access, we also generate new business referrals for other business units of the Company, particularly Corporate Finance. Individual transaction sizes range from $1 million to $40 million, with an average transaction size of $6 million in 2000. A typical borrower/lessee is a U.S. business with annual revenues of at least $35 million. Generally, the equipment serving as collateral for the financing is essential to the operations of the borrower and the amount financed is generally not a substantial part of the borrower’s capital structure.

            Commercial Equipment Finance’s approach to lending concentrates on the cash flow of the borrower, the importance and/or value of the equipment to the borrower’s overall operations and the relative strength of the borrower’s balance sheet and capital structure.

            In 1999, we launched the Franchise Finance unit, a specialty group within Commercial Equipment, to expand and focus our existing efforts to meet the financing needs of strong, experienced operators of proven franchise concepts. This unit reinforces our commitment to franchise lending.

            The Special Purpose Property product was also launched in 1999 as part of Commercial Equipment Finance. This product combines our asset based lending expertise with our traditional equipment and real estate financing to provide one financing source for real property and equipment. Our Special Purpose Property specialists provide secured debt and synthetic lease products for end-user and owner-occupied properties to middle market companies in a wide variety of industries.

            Expanding our reach into international markets, Commercial Equipment Finance is currently pursuing equipment-leasing opportunities in the United Kingdom through a partnership agreement with a major lending institution. Formalized in September 2000, this five-year agreement provides us with an immediate, established market presence in the United Kingdom at minimal cost.

            Capital Finance.    Capital Finance provides structured, secured financing and equipment leasing for transactions in the United States and overseas. Capital Finance was initially comprised of our 10 year-old Aircraft Finance group. In the past two years, Capital Finance has established the Entertainment Media and Technology group (April 1999) and the Technology/Venture Finance group (June 2000).

             Our Aircraft Finance group, a niche competitor in the commercial aircraft and aircraft engine finance industries, provides financing through operating leases and senior and junior secured loans, on both new and used equipment. Our clients are typically mid-tier foreign or domestic airlines. We have developed a reputation for responsiveness on single investor transactions, which generally involve one aircraft with lease terms of three to seven years. In addition, our reliability and industry knowledge have made us a frequently desired participant in larger financings by other aircraft lessors.

            Our Entertainment Media and Technology group provides innovative and highly structured leasing alternatives to emerging and converging media, entertainment, technology and other selected companies.

            Our Technology/Venture Finance group offers leasing products to target emerging growth companies in the information technology, technology and biotech fields that:

•	are currently backed by well-regarded venture capitalists or professional investors;

•	have a high growth potential based on both target market and product/service offering; and

•	have a complete and experienced management team.

            Capital Finance has credit strategies, which match attributes of specific markets. These generally include cash flow based financial analysis for EMX, asset life-cycle evaluation for Aircraft Finance and an enterprise value creation approach for Venture Finance.

            Capital Finance’s individual transaction sizes range from $1 million to $50 million, with an average transaction size of $8 million in 2000.

            The following table sets forth certain information regarding Leasing Services, on a combined basis:

	As of, or For the Year Ended, December 31,
	2000	1999	1998
	(dollars in millions)
New business volume	$2,716	$2,298	$1,634
Total lending assets and investments	4,434	3,428	2,840
Revenues	409	341	231
Leasing Services revenues as a percentage of total Company revenues	20.0%	20.8%	16.4%
Ratio of net writedowns to average lending assets	0.7	0.5	0.1
Ratio of nonearning assets to lending assets	0.8	0.9	1.0

            The ratio of net writedowns to average lending assets was 0.7% at December 31, 2000, a modest increase from 0.5% in 1999. Nonearning assets to lending assets of 0.8% as of December 31, 2000 represents a modest improvement over 1999. The low ratio of nonearning assets to lending assets of 1.0% or lower for each of the past three years demonstrates the strong credit quality of the Leasing Services portfolio.

            Leasing Services’ new business volume for the year totaled $2.7 billion, an increase of over $400 million, or 18%. The increase is primarily attributable to increases in new business volume of Capital Finance and Commercial Equipment Finance.

            In all of its business units, Leasing Services assesses residual value risk associated with its ownership interest in leased assets and proactively manages its exposure on assets at the end of lease terms. All residual values used in structuring equipment leases are approved by a remarketing unit, which reports to the Chief Risk and Credit Officer of the Company. Individuals within the remarketing unit continuously research secondary market values to establish current residual values, estimate future residual values and mark industry trends.

            Leasing Services distributes a portion of its assets through securitizations and syndications. Through these capital markets capabilities, we are able to provide broader market coverage and better service to clients, while managing borrower and industry concentrations. During 2000, Leasing Services securitized $137 million of its assets, generating a gain of approximately $1 million.

            As of December 31, 2000, Leasing Services’ lending assets and investments totaled $4.4 billion, or 24% of Heller’s total lending assets and investments, up from $3.4 billion, or 20% of Heller’s total as of December 31, 1999. Within Leasing Services, the strongest growth in lending assets and investments was within our Capital Finance portfolio.

            The Leasing Services portfolio consisted of 34 industry classifications at December 31, 2000. The transportation services industry, which includes Aircraft Finance, represented 20% of Leasing Services total lending assets, while the computer industry represented 14%. No other industry represented more than 10% of total lending assets for Leasing Services at December 31, 2000.

            At December 31, 2000, Leasing Services maintained contractual commitments to finance an additional $444 million to new and existing borrowers, generally contingent upon their maintaining specific credit standards. Since we expect many of these commitments to remain unused, the total commitment amounts do not necessarily represent future cash requirements. Leasing Services does not have any significant commitments to provide additional financing related to nonearning assets.

Healthcare Finance

            Healthcare Finance was formed when we acquired HCFP in July 1999. We combined our existing healthcare finance activities in cash flow and real estate lending with those of HCFP, and believe we became the leading financing provider to small and middle-market healthcare companies nationally.

            Healthcare Finance offers asset-based, collateralized cash flow and secured real estate financing to healthcare providers, with a primary focus on clients operating in sub-markets of the healthcare industry, including long-term care, home healthcare, physician practices, pharmacies, mental health providers and durable medical equipment suppliers. Healthcare Finance provides financing to its clients through i) revolving lines of credit secured by, and advanced against, accounts receivable, and ii) term loans secured by real estate, accounts receivable or other assets. Healthcare Finance clients use its products to address their working capital needs and to finance healthcare facility acquisitions and expansions.

            Healthcare Finance targets small and middle-market healthcare providers with financing needs in the $100,000 to $30 million range in the targeted healthcare sub-markets. The average asset based lending transaction size in 2000 was approximately $3 million. The average cash flow lending transaction size was about $16 million and the average real estate lending transaction size was approximately $10 million in 2000.

            Healthcare Finance has developed low cost means of marketing its services on a nationwide basis to its targeted healthcare sub-markets. Healthcare Finance primarily markets its services by telemarketing to prospective clients, advertising in industry specific periodicals and participating in industry trade shows. To a lesser extent, Healthcare Finance markets its services by developing referral relationships with accountants, lawyers, venture capital firms, billing and collecting firms and investment banks.

            The following table gives additional information about Healthcare Finance:

	As of, or For the Year Ended, December 31,
	2000(1)	1999(1)	1998(1)
	(dollars in millions)
New business volume	$ 574	$362	$250
Total lending assets and investments	1,563	971	217
Revenues	174	63	14
Healthcare revenues as a percentage of total Company revenues	8.5%	3.8%	1.0%
Ratio of net writedowns to average lending assets	0.3	—	—
Ratio of nonearning assets to lending assets	1.3	0.7	—

(1)	Includes existing healthcare activities of Real Estate Finance and Corporate Finance.

            As of December 31, 2000, Healthcare Finance had total lending assets and investments of nearly $1.6 billion, or 8% of Heller’s total lending assets and investments. Healthcare Finance new business volume for the year totaled $574 million, representing an increase of 59% over the prior year.

            Nonearning assets to lending assets remained relatively low at 1.3% as of December 31, 2000. In addition, the ratio of net writedowns to average lending assets totaled 0.3% in 2000 after recording negligible net writedowns in 1999 and 1998. This strong portfolio performance results from Healthcare Finance’s industry expertise and disciplined approach to credit and portfolio management.

            Healthcare Finance provides financing based upon an analysis of the prospective client’s financial condition and strategic position, including a review of financial statements, legal documentation and operational matters. Our assessment also includes a detailed examination of a prospective client’s accounts receivable, sub-industry reimbursement issues, accounts payable, billing and collection systems and procedures, management information systems and real and personal property and other collateral.

            As of December 31, 2000, Healthcare Finance had contractual commitments to finance an additional $87 million to new and existing borrowers, generally contingent on their maintaining specific credit standards. Healthcare Finance does not have any significant commitments to provide additional financing related to nonearning assets.

Small Business Finance

            In February 2001, we announced a strategic decision to discontinue the origination of SBA loans through our Small Business Finance unit. Increased competition from banks focused on capturing small business customers by cross-selling a range of financial products, such as cash management and depository banking services in addition to SBA loans, have made the pricing and returns on this product less attractive. Our decision to stop the origination of new business in this market will permit us to re-deploy capital and other resources to our other businesses where we see better growth prospects that, we believe, will enhance shareholder value. Despite ceasing origination in Small Business Finance, we will fund existing commitments and intend to continue servicing the Small Business Finance portfolio in accordance with our customary business practices. We expect to record a one time non-operating pre-tax charge of less than $15 million for severance and leasehold related costs in the first quarter of 2001 as a result of this decision.

             Small Business Finance has provided long-term financing to small businesses primarily in the manufacturing, retail and service sectors for:

•	facility purchases, construction or refinancing;

•	business or equipment acquisition;

•	working capital; and

•	debt refinancing.

            Our major product offerings have been SBA 7(a) loans, which are guaranteed up to 80% by the SBA, and SBA 504 loans, which are senior to an accompanying SBA loan. We also have originated transactions without credit support from the SBA.

            Our portfolio is 76% concentrated among five states including Arizona, California, Texas, Florida and Illinois, and is geographically diversified within these states. We have diversified our portfolio by industry type, with concentrations of 15% in transportation services and 11% in miscellaneous consumer services at December 31, 2000. No other industry represented more than 10% of our portfolio.

            Small Business Finance loans are generally for amounts up to $4 million, have an average size of approximately $500,000 and have a contractual maturity ranging from five to 25 years. Small Business Finance’s $1.4 billion in lending assets and investments as of December 31, 2000, represented 8% of the Company’s portfolio. At December 31, 2000, 79% of our portfolio was originated under SBA lending programs.

            The following table gives certain information regarding Small Business Finance:

	As of, or For the Year Ended, December 31,
	2000	1999	1998
	(dollars in millions)
New business volume	$ 481	$ 703	$ 547
Total lending assets and investments	1,440	1,312	1,013
Revenues	144	120	98
Small Business Finance revenues as a percentage of Company total revenues	7.1%	7.3%	7.0%
Ratio of net writedowns to average lending assets	0.9	0.5	0.4
Ratio of nonearning assets to lending assets	4.5	3.3	3.3

            New business volume of Small Business Finance totaled $ 481 million in 2000 and represented a 32% decrease from the prior year. The decrease in new business volume from the prior year was the result of our maintaining pricing disciplines in a highly competitive lending environment during 2000.

            The ratio of net writedowns to average lending assets was 0.9% at December 31, 2000, up from 0.5% and 0.4% for 1999 and 1998, respectively. Net writedowns have remained below 1.0% of average lending assets for each of the past three years.

            Our Small Business Finance portfolio at December 31, 2000 consists of approximately 3,600 individual loans, providing diversified exposure. Nonearning assets represented 4.5% of this portfolio. Of our nonearning assets, approximately 55% were the guaranteed portions of SBA 7(a) loans, which are held until a liquidation is complete and the SBA repurchases the loan.

            Small Business loans have been underwritten based on the analysis of a prospective borrower’s cash flow, the use of independent valuations for collateral and a review of management. Loans are generally secured by real estate and equipment, with additional collateral in the form of other business assets, personal residences and, in many instances, personal guarantees.

            We have developed and demonstrated the ability to sell both the guaranteed and unguaranteed portions of SBA 7(a) and 504 loans in the secondary market. We sold $175 million in guaranteed SBA 7(a) and 504 loans during 2000.

            At December 31, 2000, Small Business Finance maintained contractual commitments to finance an additional $34 million to new and existing borrowers, generally contingent upon their maintaining specific credit standards. We do not have any significant commitments to provide additional financing related to nonearning assets.

International Factoring and Asset Based Finance Segment

            International Group, the Heller subsidiary that manages the International Factoring and Asset Based Financing Segment, is active in the following product areas:

•	working capital finance;

•	factoring and receivables management services;

•	asset based financing;

•	acquisition financing;

•	leasing and vendor financing; and

•	trade financing.

            International Group has a significant presence in factoring and asset based financing, primarily in Europe. We have had subsidiaries and joint ventures in many international markets for more than 30 years. International Group currently consists of five consolidated subsidiaries and eight joint ventures. These subsidiaries and joint ventures operate in 17 countries in Europe, Asia/Pacific and Latin America. International Group has also provided the platforms within various foreign markets from which our Global Vendor Finance operation has begun to expand its reach into foreign markets.

            The largest of our consolidated subsidiaries is Factofrance, which is the leading factoring company in France. Factofrance’s traditional clients are small to mid-sized, high-growth companies that utilize factoring to finance their working capital needs. Factofrance offers a full range of both domestic and international factoring services, including financing, credit insurance and management and collection of accounts receivables. In 2000, Factofrance had factoring volume of over FRF 82 billion (or approximately $11.5 billion), representing an increase of 10% over 1999 volume of nearly FRF 75 billion (or approximately $12.0 billion).

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

            Factofrance is re-insured by a third-party insurer for customer credit lines above specified limits. This credit insurance enables Factofrance to more effectively manage credit exposures. Insured risks generally require the approval of the insurance provider and are insured at either a 50% or 80% level, depending on the size of the risk.

            During 1999 and 2000, Factofrance has reduced its ownership position in certain non-consolidated joint ventures with French banking institutions to provide factoring services. This shift is consistent with Factofrance’s strategy of originating a greater degree of volume on a direct origination basis.

            In addition to its Paris headquarters, Factofrance has eight regional sales offices, which market its services and cover local networks of business referral sources from brokers or banks. In recent years, the direct marketing approach has gained in importance and is now the main source of business for Factofrance. The company engages in press and television advertisement to increase brand awareness and support direct marketing efforts.

            Factofrance’s consolidated receivables were FRF 16.4 billion (or approximately $2.4 billion) at the end of 2000. The company’s receivables portfolio is well diversified both in terms of exposure to specific industries and individual customers. The portfolio is diversified among over 30 industries, with a 13% concentration in the general industrial machinery industry. No other industry represented more than 10% of the total. In addition, the company has very effective control procedures in place to manage its risks, whether client or customer related.

            The largest of our joint ventures is NMB-Heller Holding N.V., which operates in 8 countries, primarily Holland, the United Kingdom and Germany. NMB-Heller Holding N.V. principally provides secured cash flow and asset based lending and factoring services, structured to meet local area financing needs and opportunities. NMB-Heller Holding N.V. generates business through local shareholder referral programs, financial intermediaries and through direct solicitation. NMB-Heller Holding N.V. accounted for 69% of our investment in international joint ventures at December 31, 2000. Our investment in NMB-Heller Holding N.V. totaled $148 million and $129 million at December 31, 2000 and 1999, respectively. NMB-Heller Holding N.V. had total receivables of $3.4 billion and $2.9 billion at December 31, 2000 and 1999, respectively, and revenues of $227 million and $181 million for the years then ended. The Holland based subsidiary of NMB-Heller Holding N.V. accounted for 53% of these receivables and 57% of these revenues for 2000.

             The following table provides certain information regarding the International Factoring and Asset Based Financing segment:

	As of, or For the Year Ended, December 31,
	2000	1999	1998
	(dollars in millions)
Lending assets and investments of consolidated subsidiaries:
France	$ 2,377	$ 2,410	$ 2,143
Latin America (1)	143	204	74
Asia/Pacific	141	189	194
Other	25	22	19

	2,686	2,825	2,430
Investments in international joint ventures:
Europe	187	187	194
Asia/Pacific	17	17	16
Latin America (1)	11	11	21

	215	215	231

Total lending assets and investments	$ 2,901	$ 3,040	$ 2,661

Factoring volume of consolidated subsidiaries:
France (2)	$ 11,535	$12,014	$10,684
Latin America (1)	1,138	936	346
Asia/Pacific	469	623	573

	$ 13,142	$13,573	$11,603

Revenues of consolidated subsidiaries:
France	$ 220	$ 182	$ 183
Latin America (1)	28	26	8
Asia/Pacific	16	18	21
Other	5	5	2

	269	231	214
Income of international joint ventures:
Europe	37	36	30
Asia/Pacific	2	1	—
Latin America (1)	—	(3)	—

	39	34	30

Total international revenues	$ 308	$ 265	$ 244

International Group revenues as a percentage of total Company revenues	15.1%	16.2%	17.3%
Ratio of net writedowns to average Lending assets	0.4	0.1	0.2
Ratio of nonearning assets to lending assets	1.4	1.2	1.1

(1)	Reflects the consolidation of Heller Sud Servicios Financieros in 1999 due to our obtaining economic control of this Argentina subsidiary (formerly 50% owned).

(2)	Factoring volume at Factofrance in local currency totaled FRF 82 billion in 2000, FRF 75 billion in 1999, and FRF 63 billion in 1998.

            We believe that our International Group subsidiaries and joint ventures provide a solid base for consistent growth in international earnings. They also provide us with the opportunity to meet the international financing needs of Heller’s domestic client base. At December 31, 2000, International Group had total lending assets and investments of $2.9 billion, or 15% of Heller’s total lending assets and investments. In 2000, International Group had total revenues (including Heller’s share of net income from international joint ventures) of $308 million, or 15% of Heller’s total revenues.

             We continue to opportunistically develop our international operations through mergers, joint ventures and acquisitions. We have broad, worldwide access to mid-sized and small businesses with operations in 17 countries outside the United States. Each of our subsidiaries and joint ventures operates independently, with its own well-developed methods of originating business. The majority of our international joint ventures are self-financed. We manage our international investments through offices located in London and Chicago. Each subsidiary and joint venture has its own well-developed credit philosophy, risk management policies and procedures and portfolio management processes. We monitor our subsidiaries and joint ventures through participation on their boards of directors, credit committees and other executive and administrative bodies.

Sales and Marketing

            Our marketing efforts include reinforcing our national brand building marketing campaign, Straight Talk, Smart Deals SM , in the marketplace.

            Heller originates transactions in the United States utilizing a dedicated sales force of over 300 employees throughout our 56 domestic office locations. We originate transactions internationally through a network of wholly-owned subsidiaries and joint venture commercial finance companies in 23 countries outside the United States. Our sales people have industry-specific experience that enables them to effectively structure commercial finance transactions to companies in the industries and markets we serve.

            Our sales force originates business through a combination of:

•	relationships with a wide variety of private equity investors, business brokers, mortgage brokers, investment bankers, and various intermediaries and referral sources;

•	relationships with manufacturers, dealers and distributors;

•	direct calling on prospective borrowers;

•	relationships with financial institutions; and

•	relationships with web-based customers.

            We have invested in expanding and broadening our market coverage in several of our businesses, particularly Corporate Finance, Leasing Services and Healthcare Finance. We expect these investments to enhance our ability to generate new transactions and revenue growth.

            We design the structure of our sales force compensation to encourage:

•	profitable new business development;

•	client retention;

•	credit quality;

•	solid pricing margins; and

•	cross-referral of business opportunities to other business units.

            Our CrossLink Program, which compensates sales force members and all other employees for the generation of cross-referral business volume, has been enhanced and has built momentum for cross-referral activities. During 2000, cross-referral activities produced commitments of nearly $900 million.

             We also market our products and services through the use of:

•	general market advertising;

•	trade advertising;

•	direct mail;

•	email;

•	web sites;

•	public relations;

•	newsletters;

•	trade show attendance and sponsorship;

•	participation in educational seminars; and

•	a variety of other market and industry-specific events.

            We maintain several proprietary databases for the purpose of generating targeted, customized direct marketing campaigns and for tracking relationship history with certain clients and prospects. We regularly conduct client satisfaction surveys, post-closing surveys and other market research studies designed to assess our competitive position and to identify unfulfilled needs of our clients and prospects.

            We are developing and expanding our eCommerce capabilities in an effort to realize new business opportunities and processing efficiencies, including:

•	new origination channels;

•	greater geographic penetration;

•	internet based alliances and partnerships;

•	enhanced ability to manage vendors and providers of professional services, such as law firms;

•	sales enabling tools for sales force efficiency;

•	increased automation of loan application and credit approval processes for small ticket financings; and

•	self-service enhancements for customers and employees.

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

            Competition from traditional competitors is increasingly being impacted by a slowdown in the U.S. economy, industry consolidation, increased emphasis on liquidity and widening credit spreads, with greater dispersion of credit spreads for lower rated credits. On a relative basis, we believe we are well positioned within the commercial finance marketplace to contend with these factors.

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

            Our competitors include businesses that are not affiliated with bank holding companies and, therefore, are not subject to the same federal regulation of permissible activities to which we (as an affiliate of Mizuho) are subject. In addition, some of our bank-affiliated competitors have applied (or are now able to apply) to the Board of Governors of the Federal Reserve System to become “financial holding companies.” Under the Financial Services Modernization Act of 1999 (more commonly known as the Gramm-Leach-Bliley Act), a financial holding company and its affiliates may engage in a broader range of banking and other commercial activities than a traditional bank holding company. All of these competitors, whether unaffiliated with a bank or affiliated with a financial holding company, may be able to engage in potentially profitable activities in which we are currently prohibited from engaging.

Regulation

Bank Holding Company Act

            Mizuho, the indirect majority owner of Heller, is a bank holding company within the meaning of the Bank Holding Company Act of 1956 and is registered as such with the Board of Governors of the Federal Reserve System. As a result of its ownership position, we are subject to the Bank Holding Company Act and are subject to examination by the Federal Reserve .

            In general, the Bank Holding Company Act limits the activities in which we may engage to those the Federal Reserve has generally determined to be “so closely related to banking . . . as to be a proper incident thereto.” The Bank Holding Company Act generally requires the approval of the Federal Reserve before we may engage in such activities. To obtain the Federal Reserve’s approval, Mizuho must submit a notice that provides information both about the proposed activity or acquisition and about the financial condition and operations of Mizuho and Heller. The Bank Holding Company Act will continue to apply to the Company for as long as Mizuho holds, through Fuji Bank, 25% or more of any class of our voting stock or otherwise is deemed by the Federal Reserve to control our management or operations. Our current business activities either constitute permitted activities or have received the Federal Reserve’s express approval.

Japanese Banking Law

            Mizuho, as a Japanese bank holding company, is also required to comply with the Japanese Banking Law. During 1998, the Banking Law was amended. The Banking Law limits the type of subsidiaries and affiliates in which a Japanese bank may invest to those that conduct “eligible businesses.” Eligible businesses generally include banks, securities firms, insurance companies, administrative businesses and financial companies. Non-eligible business investments are permitted if acquired as collateral, although disposition of such businesses is required within one year as a general rule. Establishment of any subsidiary requires the prior approval of the Financial Services Agency, an agency of the Cabinet Office. A subsidiary is defined as a corporation in which there is ownership of more than 50% of the voting shares.

            Heller intends to use its best efforts to cooperate with Mizuho in Mizuho’s compliance with the new statute, provided that such cooperation would not, in the judgment of Heller’s management, materially and adversely affect Heller’s business operations. We do not believe that our cooperation has had or will have a material adverse effect on our current business operations or on the achievement of our intended business and financial goals.

Small Business Act

            SBA loans that we originated, and certain investments that we hold, are subject to regulation under the Small Business Act and the Small Business Investment Act of 1958, as amended, and may be subject to the same regulations by certain states as are other commercial finance operations. The federal statutes and regulations specify the types of loans and loan amounts which are eligible for the SBA’s guaranty as well as the servicing requirements imposed on the lender to maintain SBA guarantees.

Other

            Our operations are subject, in certain instances, to supervision and regulation by state and federal governmental authorities. They may also be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things:

•	regulate credit granting activities;

•	establish maximum interest rates, finance charges and other charges;

•	require disclosures to customers;

•	restrict foreign ownership or investment;

•	govern secured transactions; and

•	set collection, foreclosure, repossession and claims handling procedures and other trade practices.

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

Employees and Employer of Choice Initiative

            As of December 31, 2000, Heller had 2,514 employees globally (not including employees of its joint ventures). Factofrance has entered into collective bargaining agreements with employees who are union delegates of national unions that are customary and/or required under French law. In addition, Factofrance applies the compulsory national collective bargaining agreement for the financial services industry. With the exception of such agreements, we are not a party to any collective bargaining agreements.

            During 1999, Heller implemented its Employer of Choice (EOC) initiative in an effort to gain recognition by its competitors, clients and employees as an exceptional employer—an industry and market leader in attracting, developing and retaining employees. During 2000, we established an EOC Steering Committee to oversee the implementation of the EOC plan and to monitor the success of the program. With insight from Heller employees and external research, the Steering Committee has made significant progress in accomplishing our goal of becoming and remaining an Employer of Choice, as evidenced by Chicago magazine’s recent listing of Heller in the “Top 25 Best Places to Work” among employers in the Chicagoland area.

Enterprise Risk Management

            We have adopted an Enterprise Risk Management (ERM) approach to enhance and to interpret our measurement, reporting and monitoring of all risks, including operational risk. ERM involves an enterprise-wide risk management process, recognizing the inter-dependency of risk and the need to manage this at a company-wide level.

            ERM is an integrated approach, its framework encompassing three components:

(1)	risk awareness;

(2)	risk management; and

(3)	risk reporting.

            Under the ERM framework, Heller broadly defines the principal types of risk across our enterprise to be:

•	credit risk;

•	asset/liability risk (including market risk exposures to changes in interest rates and foreign exchange rates as well as liquidity risk); and

•	operational risk.

            We consider the proper management of risk, across the enterprise, essential to conducting our business and to maintaining profitability. Accordingly, we have designed our risk management systems and procedures to identify and analyze our risks. We believe we have developed appropriate policies and operational systems designed to monitor each of these risks and limit their impact on our businesses.

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

            For transactions we originate with the intent of reducing our ultimate retained asset size, we assign a risk rating prior to approval of the underlying transaction that reflects our confidence level, prior to funding, in syndicating the proposed transaction. Each business unit has a Senior Credit Officer who reports directly to our Chief Risk and Credit Officer and who reviews and approves financing and restructuring transactions that exceed designated amounts. Larger transactions require approval of our Chief Risk and Credit Officer, or his deputy or a centralized credit committee comprised of our Chairman, Chief Operating Officer, Chief Risk and Credit Officer, Deputy Chief Credit Officer and Chief Financial Officer. Our Chief Risk and Credit Officer conducts a quarterly portfolio review of each business unit’s significant assets.

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

            When an account experiences financial difficulties, professionals who specialize in managing workout situations are brought in to more closely monitor the account and formulate strategies to optimize and accelerate the resolution process. An independent loan review function also performs periodic reviews to validate the loan grading of assets and provides its findings to senior management and to our Board’s Audit Committee. Our Internal Audit Department (IAD), which is independent of operations, performs reviews of credit management and operation processes. IAD also reports its findings to senior management and to our Board’s Audit Committee.

            We systematically evaluate the appropriateness of the allowance for losses of receivables and adjust the allowance to reflect any necessary changes in the credit quality and inherent risks and losses of our portfolio.

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

            Before entering into a derivative transaction, we determine that a high correlation exists between the change in value of a hedged item and the value of the derivative. When we execute each transaction, we designate the derivative to specific assets or pools of assets or liabilities. After the inception of a hedge transaction, our asset/liability managers monitor the effectiveness of derivatives through an ongoing review of the amounts and maturities of assets, liabilities and swap positions. They report this information to our Financial Risk Management Committee (the FRMC), whose members include our Chairman, Chief Operating Officer, Chief Risk and Credit Officer, Chief Financial Officer and Treasurer. The FRMC approves the direction we will take with respect to our financial risk position and regularly reviews interest rate sensitivity, foreign exchange exposures, funding needs and liquidity. We regularly report these positions and the related FRMC activities to the Board of Directors and our Board’s Executive Committee.

             Interest Rate Risk Management.    We regularly measure and quantify our sensitivity to changes in interest rates in terms of our two primary risks of potential loss: (1) basis risk and (2) gap risk. Basis risk is the exposure created from the use of different interest rate indices to re-price assets versus liabilities, such as prime based assets funded with commercial paper liabilities. Gap risk is the exposure created from the re-pricing or maturity characteristics of on and off-balance sheet assets versus the re-pricing or maturity characteristics of on and off-balance sheet liabilities.

            We use various sensitivity analysis models to measure our exposure to increases or decreases in interest rates on net income. We perform these analyses to ensure that our exposure to any significant adverse effect of change in interest rates is limited to that approved by the Board of Directors and the FRMC. The FRMC reviews the results of these models monthly.

            Assuming our balance sheet and off-balance sheet positions were to remain constant and no actions were taken to alter the existing interest rate sensitivity at December 31, 2000 and 1999, a hypothetical immediate 100 basis point parallel shift in yield curves would affect net income by less than 0.7% and 0.4%, respectively, over a six month horizon.

            Additionally, if our balance sheet and off-balance sheet positions were to remain constant and no actions were taken to alter the existing prime/commercial paper exposure existing at December 31, 2000 and 1999, a 30 basis point compression in the existing basis would alter net income by approximately 1.0% and 1.3% over a twelve month horizon.

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

            At December 31, 2000, we had nearly $7 billion in notional amount of interest rate swap and basis swap agreements with commercial banks and investment banking firms.

            We also utilize interest rate futures to hedge the interest rate risk of a portion of our receivables portfolio. At December 31, 2000 we held 2-year, 5-year and 10-year interest rate futures contracts with equivalent notional amounts of $83 million, $64 million and $187 million.

            Heller’s underlying business activities remain substantially unchanged from 1999 and are not expected to substantially change in 2001. Interest rate risk remains a primary market risk exposure that we will continue to manage. Our implementation of Financial Accounting Standard No. 133, Accounting for Derivatives and Hedging Activities, will modestly affect how we manage our interest rate exposure in 2001. See also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Developments for more information. We may utilize certain other types of instruments, in addition to interest rate swaps and futures, to hedge interest rate risk in 2001.

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

            To minimize the effect of fluctuations in foreign currency exchange rates on our financial results, we periodically enter into forward currency exchange contracts, cross currency swap agreements or enter into currency options or currency option combinations. These financial instruments serve as hedges of our foreign investment in international subsidiaries and joint ventures or effectively hedge the translation of the related foreign currency income. We held $1.0 billion in notional amount of forward currency exchange contracts, $127 million in notional amount of options and $633 million in notional amount of cross currency swap agreements at December 31, 2000. Included in the cross currency interest rate swap agreements were $430 million used to hedge debt instruments issued in foreign currencies as of December 31, 2000. The remaining cross currency interest rate swap agreements were primarily used to hedge foreign currency denominated inter-company receivables. Through these contracts, we effectively sell the local currency and buy U.S. dollars. We also periodically enter into forward contracts to hedge receivables denominated in foreign currencies or purchase foreign currencies in the spot market to settle a foreign currency denominated liability.

            Heller’s exposure to foreign exchange risk has increased somewhat in the recent past primarily due to the Dealer Products Group acquisition and the expansion of Global Vendor Finance and Corporate Finance, since we now have additional operations in certain foreign countries. Additionally, during 2000, several of our domestic business units increased their emphasis on international financing opportunities. Accordingly, foreign exchange risk remains a primary market risk exposure that we will continue to manage primarily through the use of forward contracts, options and swaps. Our implementation of SFAS No. 133, will have a modest impact on our foreign currency hedging activities in 2001. See also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Developments for more information.

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

            We have employed a variance/co-variance approach to measure VAR. This approach seeks to quantify market volatility by using historical changes in foreign currency exchange rates to measure the probability of future changes in foreign exchange rates. Variance/ covariance also uses correlation statistics to measure how different currencies move in relation to one another. Our VAR analysis calculates the potential after-tax earnings at risk associated with changes in foreign currency exchange rates, within a 95% confidence level, over a twelve-month horizon. Based on our analysis using a 95% confidence level, it is expected that as of December 31, 2000 and 1999, foreign exchange rate movements would not reduce after-tax earnings by more than $4 million and $1 million, respectively, over a twelve-month horizon. The high and low VAR amounts during the year ended December 31, 2000 ranged from $3.5 million to $100,000. The high and low VAR amounts during the year ended December 31, 1999 ranged from $1.7 million to $45,000.

            We believe that the above VAR analyses comply with the SEC’s Quantitative Disclosure Rules About Market Risk.

             Liquidity Risk Management.    We manage liquidity risk primarily by:

•	monitoring the relative maturities of assets and liabilities;

•	diversifying the sources of borrowed funds among various U.S. and international money, capital, and bank credit markets; and

•	ensuring the availability of substantial sources of liquidity such as unused committed bank lines.

             We use cash to fund asset growth and to meet debt obligations and other commitments on a timely and cost-effective basis. Our primary sources of funds are:

•	cash flows from operations;

•	commercial paper borrowings;

•	issuances of medium-term notes and other term debt securities; and

•	the syndication, securitization or sale of certain lending assets.

            To further enhance our liquidity position, we established an asset backed commercial paper conduit facility in September of 2000. This facility provides us with committed liquidity support totaling $1.4 billion, of which $700 million was utilized at December 31, 2000. The underlying liquidity support is provided by unaffiliated commercial banks. The commitment period of this liquidity support is 364 days and may be renewed annually by conduit participants, at their discretion. See Note 27—Subsequent Events—of our Consolidated Financial Statements for more information on this facility.

            At December 31, 2000, commercial paper and short-term borrowings were $5.1 billion and amounts due on term debt within one year were $3.2 billion. If we were unable to access such markets at acceptable terms, we could draw on our bank credit and asset sale facilities and use cash flow from operations and portfolio liquidations to satisfy our liquidity needs. At December 31, 2000, we had committed available liquidity support through our bank credit and asset sale facilities totaling $5.9 billion representing 116% of outstanding commercial paper and short-term borrowings. We believe that such credit lines should provide us with sufficient liquidity under foreseeable conditions. See also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources for further information concerning our liquidity.

         Operational Risk Management

            Operational risk is the potential risk of loss due to business risk, event risk or organizational risk.

            ERM has an organizational structure wherein each business unit has an operational risk manager responsible for the identification, measurement, monitoring and reporting of credit, market and operational risk. These risks are then aggregated and monitored, on a company wide basis, by a separate unit led by our Operational Risk Officer who reports to the Audit Committee of our Board of Directors.

Technology Investment

            We continue to make significant investments to enhance our technological capabilities, including:

•
a global web-based lease transaction system capable of supporting a high volume business. This system, established for our Global Vendor Finance unit and for which we have applied for a U.S. business methods patent, performs credit scoring, provides standardized pricing for each vendor program and automatic applications for credit;

•
a company-wide application which centralizes customer information from all business units into one database. This gives us the ability to manage companies, contacts, deals, marketing and other crucial business processes, while providing an easy method of sharing this information across Heller units; and

•	implementation of new technology to enhance transaction processing systems.

Portfolio Quality

            The continued strong credit quality of our portfolio in 2000 reflected our credit strategies, underwriting, portfolio management and disciplined credit approval processes. As of December 31, 2000, nonearning assets were $307 million, or 1.9% of lending assets, versus $228 million, or 1.5% of lending assets, at the end of 1999. We remained favorable to our stated target range for nonearning assets of 2%–4% of lending assets. In addition, our allowance for losses of receivables was in excess of 100% of nonearning impaired receivables as of December 31, 2000, 1999 and 1998. The following table presents information about the credit quality of our portfolio:

December 31,
2000	1999	1998
(in millions)
Lending Assets and Investments:
Receivables	$15,966	$14,795	$11,854
Repossessed assets	22	24	3

Total lending assets	15,988	14,819	11,857
Equity and real estate investments	897	726	617
Debt securities	755	549	400
Operating leases	695	428	296
Investments in international joint ventures	216	215	231
Lending partnerships	165	95	29

Total lending assets and investments	$18,716	$16,832	$13,430

Nonearning Assets:
Impaired receivables	$ 285	$ 204	$ 208
Repossessed assets	22	24	3

Total nonearning assets	$ 307	$ 228	$ 211

Ratio of nonearning impaired receivables to receivables	1.8%	1.4%	1.8%
Ratio of total nonearning assets to total lending assets	1.9%	1.5%	1.8%
Allowances for Losses:
Allowance for losses of receivables	$ 342	$ 316	$ 271
Ratio of allowance for losses of receivables to receivables	2.1%	2.1%	2.3%
Ratio of allowances for losses of receivables to net writedowns	3.0	x	3.2	x	3.3	x
Ratio of allowance for losses of receivables to nonearning impaired receivables	120.0%	154.9%	130.3%
Delinquencies:
Earning loans delinquent 60 days or more	$ 267	$ 228	$ 184
Ratio of earning loans delinquent 60 days or more to receivables	1.7%	1.5%	1.6%

	For the Year Ended December 31,
	2000	1999	1998
	(dollars in millions)
Net Writedowns of Lending Assets:
Net writedowns on receivables	$115	$98	$81
Net writedowns on repossessed assets	—	—	—

Total net writedowns	$115	$98	$81

Ratio of net writedowns to average lending assets	0.7%	0.7%	0.7%

            Nonearning Assets.    We classify receivables as nonearning when we have significant doubt about the ability of the debtor to meet contractual terms. This may be evidenced by (1) loan delinquency, (2) reduction of cash flows, (3) deterioration in the loan to value relationship and (4) other relevant considerations. The table below shows nonearning assets by business line in 2000, 1999 and 1998:

	For the Year Ended December 31,
	2000		1999		1998
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in millions)
Domestic Commercial Finance
Corporate Finance	$ 99	32%	$ 29	13%	$ 13	6%
Small Business Finance	64	21	43	19	33	16
Leasing Services	29	10	25	11	25	12
Healthcare Finance	19	6	7	3	—	—
Real Estate Finance	13	4	21	9	8	4
Commercial Services (1)	—	—	—	—	5	2
Other	46	15	71	31	101	48

Total Domestic Commercial Finance	270	88	196	86	185	88
International Factoring and Asset Based Finance	37	12	32	14	26	12

Nonearning assets	$307	100%	$228	100%	$211	100%

(1)	In December 1999, we sold the assets of our Commercial Services unit

            Total nonearning assets of Heller as of December 31, 2000 were 1.9% of total lending assets, favorable to our targeted range of 2% to 4%. Included in total nonearning assets were other nonearning assets which consist of transactions from business activities we are no longer pursuing. Amounts included in this category have continued to decline as we liquidate these accounts.

            The level of nonearning assets of Corporate Finance of $99 million represents 2.2% of Corporate Finance lending assets at December 31, 2000. This level of nonearning assets lies within Heller’s targeted range 2%-4%. The increase from the prior years reflects downturns in many sectors of the U.S. economy during the second half of 2000.

            At December 31, 2000, Small Business Finance nonearning assets of $64 million represented 4.5% of this portfolio. Of these nonearning assets, approximately 55% were the guaranteed portions of SBA 7(a) loans which are held until a liquidation is complete and the SBA repurchases the loan. See Note 27—Subsequent Events—of our Consolidated Financial Statements for more information concerning the discontinuation of new business origination in Small Business Finance.

            Nonearning levels of Real Estate Finance, Healthcare Finance, Leasing Services and International Group remained relatively low as a percentage of lending assets, as we continue to experience strong credit performances within these portfolios.

            Allowance for Losses.    The allowance for losses of receivables is a reserve available to absorb losses in the entire portfolio. We establish this allowance through direct charges to income. Losses are charged to the allowance when we deem all or a portion of a receivable uncollectible. We review the allowance periodically and we adjust it when appropriate given:

•	the size and loss experience of the overall portfolio;

•	the effect of current economic conditions; and

•
the collectibility and workout potential of identified risk and nonearning accounts. For repossessed assets, if the fair value has declined at the time of repossession, we record a writedown to reflect this reduction in value.

             Our allowance for losses of receivables totaled $342 million at December 31, 2000 versus $316 million at December 31, 1999. Our allowance as a percentage of receivables totaled 2.1% at December 31, 2000, unchanged from the prior year. The ratio of allowance for losses of receivables to nonearning impaired receivables exceeded 100% at December 31, 2000, 1999 and 1998. See Note 1—Summary of Significant Accounting Policies—to our Consolidated Financial Statements for more information on our process for evaluating the adequacy of our allowance for losses of receivables.

            Delinquent Earning Accounts and Loan Modifications.    Earning accounts 60 days or greater past due totaled $267 million, or 1.7% of receivables at December 31, 2000 compared to $228 million or 1.5% at December 31, 1999. The level of delinquent earning accounts changes between periods based on the timing of payments and the effects of changes in general economic conditions on our borrowers. We did not have any troubled debt restructurings, which represent earning loans restructured at a lower-than-market rate of interest, at December 31, 2000. This compares with $14 million of troubled debt restructurings held at December 31, 1999. At December 31, 2000, there were no loans that were restructured and returned to earning status.

            Writedowns.    Net writedowns, shown below for the years ended December 31, 2000, 1999 and 1998, increased slightly in 2000 from 1999 primarily due to an increase in writedowns on our cash flow financings within the Corporate Finance portfolio, offset by the reduction in net writedowns due to the sale of our Commercial Services unit in December 1999. Net writedowns as a percentage of average lending assets of 0.74% as of December 31, 2000 was unchanged from that of the prior year. Net writedowns within Corporate Finance were not concentrated by borrower, industry type or geographic region. These writedowns principally reflect downturns in many sectors of the U.S. economy during the second half of 2000.

	For the Year Ended December 31,
	2000		1999		1998
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in millions)
Net Writedowns of Lending Assets:
Domestic Commercial Finance
Corporate Finance	$ 57	50%	$22	22%	$14	17%
Leasing Services	22	19	14	15	3	4
Small Business Finance	12	10	6	6	3	4
Healthcare Finance	4	3	—	—	—	—
Real Estate Finance	2	2	2	2	45	55
Commercial Services (1)	—	—	16	17	13	16
Other	9	8	35	35	(2)	(2)

Total Domestic Commercial Finance	106	92	95	97	76	94
International Factoring and Asset Based Finance	9	8	3	3	5	6

Total net writedowns	$115	100%	$98	100%	$81	100%

(1)	In December 1999, we sold the assets of our Commercial Services unit

            Gross writedowns totaled $140 million for 2000, compared to $116 million in the prior year, while gross recoveries totaled $25 million in 2000 compared to $18 million in 1999.

            The Real Estate Finance net writedowns during 1998 were primarily the result of the $40 million writedown on CMBS assets recorded in the fourth quarter of that year.

Executive Officers of Registrant

            Set forth below is information with respect to those individuals who serve as executive officers of Heller.

Richard J. Almeida

Mr. Almeida, age 58, has served as Chairman of the Board and Chief Executive Officer of Heller and Heller International Group, Inc. ( International Group), a wholly-owned subsidiary through which Heller conducts its international business, since November 1995, and as a Director of Heller since November 1987. He has been Director of Fuji America Holdings, Inc. (FAHI), an indirect, wholly-owned subsidiary of Mizuho Holdings, Inc., and the majority stockholder of Heller, since January 1998. He previously held the positions of Executive Vice President and Chief Financial Officer from November 1987 to November 1995. Mr. Almeida also serves as a Director of The Fuji Bank and Trust Company, an indirect, wholly-owned subsidiary of Mizuho Holdings. Prior to joining Heller in 1987, Mr. Almeida held a number of operating positions, both in corporate banking and investment banking, for Citicorp.

Nina B. Eidell

Ms. Eidell, age 48, has served as Executive Vice President and Chief Human Resources Officer of Heller since March 1998. From February 1995 to February 1998, she served as Director, Human Resources of the American Bar Association. Ms. Eidell previously spent eight years with Citicorp, where she held a variety of human resources management roles. She has also held human resources leadership positions with Sara Lee Corporation and R.R. Donnelley & Sons Company.

Michael J. Litwin

Mr. Litwin, age 53, has served as Executive Vice President and Chief Credit and Risk Officer of Heller since January 1997, and in 1999 became Chief Credit and Risk Officer of Heller. He previously served as a Director of Heller from April 1990 to July 1998, and Senior Group President of Heller from October 1990 to January 1997. Mr. Litwin has served in various other positions since joining Heller in 1971, including Assistant General Counsel.

Lauralee E. Martin

Ms. Martin, age 50, has served as Executive Vice President and Chief Financial Officer of Heller since May 1996. She was a Director of Heller from May 1991 to July 1998, and Senior Group President of Heller from October 1990 to May 1996. Ms. Martin has been a Director of Gables Residential Trust since January 1994. Prior to joining Heller in 1986, Ms. Martin held a variety of senior management positions with General Electric Credit Corporation.

Mark J. Ohringer

Mr. Ohringer, age 42, has served as General Counsel and Secretary of Heller, and Secretary of International Group and FAHI, since September 2000. He previously served as Chief Corporate Counsel and Deputy General Counsel from March 1999 to September 2000, Associate General Counsel from March 1996 to March 1999, and Senior Counsel from December 1993 to February 1996. Prior to joining Heller, Mr. Ohringer was a Partner at the law firm of Winston & Strawn.

James L. Prouty

Mr. Prouty, age 50, has served as President and Chief Executive Officer of Heller International Group Limited since March 2001, and Director of Heller International Group Limited since October 1998. Previously, Mr. Prouty was Managing Director from November 1997 to March 2001. Prior to joining Heller, Mr. Prouty spent 21 years with Bank of America, where he was most recently Senior Vice President and Regional Manager of Continental Europe, headquartered in Paris.

Frederick E. Wolfert

Mr. Wolfert, age 46, has served as a Director of Heller since July 1998 and as President and Chief Operating Officer since January 1998. In this capacity, he has principal responsibility for all of our domestic businesses. Prior to joining Heller, Mr. Wolfert was Chairman of Key Global Finance Ltd. from April 1996 to December 1997, Chairman, President and Chief Executive Officer of KeyCorp Leasing, Ltd. from June 1993 to December 1997, Chairman, President and Chief Executive Officer of KeyBank USA N.A. from June 1993 to December 1996, President and Chief Operating Officer of KeyCorp Leasing, Ltd. from December 1991 to June 1993, and Executive Vice President of KeyBank USA N.A. from December 1991 to June 1993.

ITEM 2. PROPERTIES

            We lease office space for our corporate headquarters at 500 West Monroe Street, Chicago, Illinois 60661. We lease other offices throughout the United States, Canada, Europe, Asia/Pacific and Latin America. For information concerning our lease obligations, see Note 11—Rental Commitments—to the Consolidated Financial Statements. We own an office building used by Leasing Services in the United Kingdom.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted to a vote of the security holders of Heller in the fourth quarter of 2000.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            Heller’s Class A Common Stock has traded on the New York and Chicago Stock Exchanges, under the symbol HF, since our initial public offering in May 1998. The following tables summarize the high and low market prices as reported on the New York Stock Exchange Composite Tape for the periods indicated and the cash dividends declared on our common stock during 2000 and 1999:

	Sales Price Range of Common Stock
	2000		1999
	High	Low	High	Low
Quarters:
First	$23.00	$17.00	$30.31	$22.63
Second	24.06	17.19	31.19	23.31
Third	30.31	20.44	28.00	20.75
Fourth	31.88	25.63	25.63	18.63

	Dividends Declared on Common Stock
	2000	1999
	(dollars in millions)
Quarters:
First	$ 9	$ 8
Second	10	8
Third	10	8
Fourth	10	10

Total dividends paid	$39	$34

            In 2000, we declared and paid cash dividends of $39 million on our Common Stock. During the fourth quarter of 1999, we increased the quarterly dividend on each share of our Class A and Class B Common Stock to $0.10 per share from $0.09 per share, an increase of 11%.

            During the first quarter of 2001, we declared and paid dividends ratably on our Class A and Class B Common Stock of $0.10 per share.

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

            As of February 16, 2001, there were approximately 762 holders of record of Heller’s Class A Common Stock, one of which represents approximately 7,183 beneficial holders. FAHI is the sole record holder of Heller’s Class B Common Stock. The closing price of the Class A Common Stock on February 16, 2001, was $35.30.

ITEM 6. SELECTED FINANCIAL DATA

            The results of our operations for each of the years in the three-year period ended December 31, 2000 and the balance sheet data as of December 31, 2000 and 1999, were derived from our audited Consolidated Financial Statements, and the notes thereto, which appear elsewhere in this Form 10-K. The results of operations for each of the years in the two-year period ended December 31, 1997 and the balance sheet data as of December 31, 1998, 1997 and 1996, were derived from our audited consolidated financial statements, and the notes thereto, which are not presented herein. The data presented below should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements, and the notes thereto, appearing elsewhere in this Form 10-K.

	Year Ended December 31,
	2000(1)(3)(4)	1999(1)(2)(3)(4)	1998(3)(4)	1997(4)	1996
	(in millions)

Results of Operations:
Interest income	$ 1,628	$ 1,197	$ 1,047	$ 924	$ 807
Interest expense	999	685	624	516	452

Net interest income	629	512	423	408	355
Fees and other income	298	286	206	206	79
Factoring commissions	73	119	124	104	55
Income of international joint ventures	38	35	30	36	44

Operating revenues	1,038	952	783	754	533
Operating expenses	459	456	399	357	247
Provision for losses	148	136	77	164	103
Gain on sale of HCS assets	—	79	—	—	—
Restructuring charge	—	—	17	—	—

Income before income taxes and minority interest	431	439	290	233	183
Income tax provision	139	154	93	66	43
Minority interest	2	1	4	9	7

Net income	$ 290	$ 284	$ 193	$ 158	$ 133

Dividends on preferred stock	$ 29	$ 28	$ 21	$ 14	$ 10

Net income applicable to common stock	$ 261	$ 256	$ 172	$ 144	$ 123

	December 31,
	2000(1)(3)(4)	1999(1)(2)(3)(4)	1998(3)(4)	1997(4)	1996
	(in millions)
Balance Sheet Data:
Receivables	$15,966	$14,795	$11,854	$10,722	$8,529
Allowance for losses of receivables	(342)	(316)	(271)	(261)	(225)
Equity and real estate investments	897	726	617	488	419
Debt securities	755	549	400	311	251
Operating leases	695	428	296	150	135
Investment in international joint ventures	216	215	231	198	272
Lending partnerships	165	95	29	45	—
Total assets	$20,061	$17,973	$14,366	$12,861	$9,926

Commercial paper and short-term borrowings	$ 5,127	$ 5,202	$ 3,681	$ 3,432	$2,745
Long-term debt	10,525	8,630	6,768	6,004	4,761

Total debt	$15,652	$13,832	$10,449	$ 9,436	$7,506

Total liabilities	$17,474	$15,615	$12,394	$11,096	$8,402
Preferred stock	400	400	400	275	125
Common equity	2,175	1,947	1,562	1,403	1,342

Total stockholders’ equity	$ 2,575	$ 2,347	$ 1,962	$ 1,678	$1,467

	As of, or For the Year Ended, December 31,
	2000(1)(3)(4)		1999(1)(2)(3)(4)		1998(3)(4)		1997(4)		1996
	(dollars in millions)
Selected Data and Ratios:
Profitability
Net interest income as a percentage of AFE(5)	3.7%		3.8%		3.6%		4.0%		4.1%
Non-interest income as a percentage of AFE(5)	2.4		3.2		3.0		3.5		2.0
Operating revenues as a percentage of AFE(5)	6.1		7.0		6.6		7.5		6.1
Return on average common stockholders’ equity(6)	12.7		14.9		12.4		10.5		9.4
Return on average common stockholders’ equity, net of HCS gain(6)	12.7		12.1		12.4		10.5		9.4
Return on AFE(5)	1.7		2.1		1.6		1.6		1.5
Ratio of earnings to combined fixed charges and preferred stock dividends(7)	1.37	x	1.53	x	1.39	x	1.39	x	1.36	x
Salaries and general operating expenses as a percentage of AFE(5)	2.7%		3.3%		3.4%		3.5%		2.8%
Ratio of operating expenses to operating revenues	44.2		47.9		51.0		47.3		46.3
Common dividend payout ratio(8)	14.9		13.3		13.4		47.7		47.2
Credit Quality
Ratio of earning loans delinquent 60 days or more to receivables	1.7%		1.5%		1.6%		1.4%		1.7%
Ratio of net writedowns to average lending assets	0.7		0.7		0.7		1.5		1.3
Ratio of total nonearning assets to total lending assets	1.9		1.5		1.8		1.4		3.3
Ratio of allowance for losses of receivables to receivables	2.1		2.1		2.3		2.4		2.6
Ratio of allowance for losses of receivables to net writedowns	3.0	x	3.2	x	3.3	x	1.8	x	2.1	x
Ratio of allowance for losses of receivables to nonearning impaired receivables	120.0%		154.9%		130.2%		185.1%		85.2%
Leverage
Ratio of debt (net of short-term investments) to total stockholders’ equity	5.9	x	5.8	x	5.2	x	5.2	x	5.0	x
Ratio of commercial paper and short-term borrowings to total debt	32.8%		37.6%		35.2%		36.4%		36.6%
Other
Total lending assets and investments(9)	$18,716		$16,832		$13,430		$11,928		$9,620
Average lending assets	15,456		13,235		11,506		9,702		8,293
Funds employed(5)	17,734		15,839		11,989		10,673		9,030
Average funds employed(5)	16,978		13,636		11,814		10,081		8,727
Total managed assets(10)	18,877		16,099		13,134		11,299		9,289
Average managed assets(10)	17,516		14,433		12,217		10,294		9,071
Number of employees globally(11)	2,514		2,695		2,714		2,339		1,527
Number of office locations globally(11)	81		70		76		63		52

(1)
The financial data presented for 2000 and 1999 reflects our purchase of HCFP in July 1999. As a result of this purchase, we consolidated the acquired assets as of the date of acquisition. Goodwill related to the acquisition totaled approximately $235 million. The consolidation of HCFP resulted in an increase of approximately $535 million in total lending assets and investments and 134 additional employees as of the date of acquisition. This acquisition had a favorable impact on our 1999 net income.

(2)
On December 1, 1999, we sold the net assets of our Commercial Services unit. The sale consisted of $911 million of factored accounts receivable and the assumption of $577 million of liabilities due to factoring clients. We recognized an after-tax net gain on the transaction of $48 million.

(3)
The financial data presented for 2000, 1999 and 1998 reflects our purchase of the domestic technology leasing assets of the Dealer Products Group and the stock of the Dealer Products Group’s international subsidiaries in November 1998. As a result of this purchase, we consolidated the acquired assets and international subsidiaries of the Dealer Products Group as of the date of acquisition. Goodwill related to this acquisition totaled $190 million. The consolidation of the Dealer Products Group assets and subsidiaries resulted in an increase of approximately $625 million in total assets and approximately 400 additional employees as of December 31, 1998 as compared to December 31, 1997.

(4)
The financial data presented for 2000, 1999, 1998 and 1997 reflects our purchase (through our subsidiary, International Group) of our joint venture partner’s interest in Factofrance in April 1997 for $174 million. As a result of this purchase, Factofrance was reported on a consolidated basis with Heller as of the date of acquisition. The premium related to this purchase was allocated as follows: $78 million to goodwill and $18 million to a noncompetition agreement. Our consolidation of Factofrance resulted in increases of $2 billion, $94 million, $59 million and 570 in total assets, operating revenues, operating expenses and number of employees, respectively, during 1997 as compared to 1996.

(5)
Funds employed include lending assets and investments, less credit balances of our factoring clients. We believe that funds employed are indicative of the dollar amount of loans and investments we have made. Average funds employed (AFE) reflect the average of lending assets and investments, less credit balances of our factoring clients.

(6)	Return on average common stockholders’ equity is computed as net income less preferred stock dividends paid, divided by average total stockholders’ equity net of preferred stock.

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

(9)
Total lending assets and investments consist of receivables, repossessed assets, equity and real estate investments, operating leases, debt securities, investments in international joint ventures and investments in lending partnerships.

(10)
Total managed assets include funds employed, plus receivables previously securitized or sold, for which we hold securities giving us an economic interest in the performance of these assets. This amount excludes assets for which we merely retain servicing responsibilities and for which we are paid a fee at a market rate for providing such servicing.

(11)	Excludes joint ventures.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The following discussion and analysis should be read in conjunction with the Selected Financial Data and Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this Form 10-K. The following discussion and analysis contains certain forward-looking statements, as defined in the Securities Exchange Act of 1934, which are generally identified by the words anticipates, believes, estimates, expects, plans, intends and other similar expressions. These statements are subject to certain risks, uncertainties and contingencies, which could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. See Cautionary Note Regarding Forward-Looking Statements below.

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

            Our primary expenses, other than interest expense, are operating expenses, including employee compensation and general and administrative expenses, and provision for credit losses.

            Our results of operations may vary significantly from quarter to quarter based upon the timing of certain events, such as securitizations and net investment gains. See Note 25—Summary of Quarterly Financial Information—of our Consolidated Financial Statements.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Results of Operations

            Overview.    For the year ended December 31, 2000:

•	Net income totaled $290 million, marking our eighth consecutive year of record earnings.

•	Net income was up 23% over the prior year, after adjusting for the Company’s one-time after-tax net gain of $48 million on the sale of the assets of our Commercial Services unit in 1999.

•	Net income applicable to common stock was $261 million, representing an increase of 25% over the prior year adjusted amount of $208 million.

•	The increase in net income reflects an increase in operating revenues, due to growth in net interest income.

•	The increase in net interest income, as compared to the prior year, is due to growth in lending assets and investments. See— Operating Revenues—Net Interest Income.

•
New business volume totaled $7.8 billion and was strongest in Corporate Finance, Real Estate Finance, Leasing Services and Healthcare Finance. This level of new business resulted in growth in lending assets and investments of 11%, to $18.7 billion as of December 31, 2000.

•
Our factoring volume totaled $13.1 billion in 2000, a modest decrease of 3% from the prior year, after adjusting for the 1999 sale of our Commercial Services unit. The decrease was primarily due to the depreciation of the Euro. In local currency, Factofrance’s factoring volume was up 10% over 1999.

•
Our credit quality remained in line with targets. Nonearning assets were 1.9% of total lending assets, below the Company’s range of 2% to 4%. Net writedowns as a percentage of average lending assets were 0.7% for the year, consistent with our targeted average annual level of 0.75% over a business cycle.

            Operating Revenues.    The following table shows our operating revenues for the years ended December 31, 2000 and 1999:

	For the Year Ended December 31,
	2000		1999
	Amount	Percent of AFE	Amount	Percent of AFE
	(dollars in millions)
Net interest income	$ 629	3.7%	$512	3.8%
Non-interest income:
Fees and other income	298	1.8	286	2.1
Factoring commissions	73	0.4	119	0.9
Income of international joint ventures	38	0.2	35	0.2

Total operating revenues	$1,038	6.1%	$952	7.0%

            Net Interest Income. The following table shows our net interest income for the years ended December 31, 2000 and 1999:

	For the Year Ended December 31,		Increase
	2000	1999	Amount	Percent
	(dollars in millions)
Interest income	$1,628	$1,197	$431	36.0%
Interest expense	999	685	314	45.8

Net interest income	$ 629	$ 512	$117	22.9%

Net interest income as apercentage of AFE	3.7%	3.8%

             Net interest income totaled $629 million for the year ended December 31, 2000, an increase of $117 million, or 23%, from the comparable prior year period. This increase was driven by strong growth in lending assets and investments, partially offset by a modestly lower net interest margin for the year driven by competitive pricing pressures coupled with an increase in our operating lease portfolio.

            Average funds employed totaled $17.0 billion for 2000, up 25% from $13.6 billion in 1999, due to new business lending volume of $7.8 billion.

            Net interest income as a percentage of AFE decreased to 3.7% at December 31, 2000 from 3.8% at December 31, 1999. This decrease reflects the impact of an increase in our operating lease and investment portfolios and a marginally higher cost of funding.

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

            We use interest rate swaps as an important tool for financial risk management. They enable us to match more closely the interest rate and maturity characteristics of our assets and liabilities. As such, we use interest rate swaps to:

•	change the characteristics of fixed rate debt to that of variable rate liabilities;

•	alter the characteristics of specific fixed rate asset pools to more closely match the interest terms of the underlying financing; an d

•	modify the variable rate basis of a liability to more closely match the variable rate basis used for variable rate receivables.

            The following table shows a comparative analysis of the year-end principal outstanding (gross of the unamortized discount of $8 million and $6 million) and weighted average interest rates we paid on our debt as of December 31, 2000 and 1999, respectively, before and after giving effect to interest rate swaps:

	For the Year Ended December 31,
	2000			1999
	Year-end Balance	Before swaps	After swaps	Year-end balance	Before swaps	After swaps
	(dollars in millions)
Commercial paper—domestic and foreign	$ 4,138	6.28%	6.28%	$ 3,960	5.12%	5.12%
Fixed rate debt	6,255	6.93	6.97	4,817	6.20	6.60
Variable rate debt	4,278	6.89	6.88	3,819	6.29	6.36

Total	$14,671	6.73	6.75	$12,596	5.89	6.06

            Non-Interest Income. Our non-interest income is composed of:

•	factoring commissions;

•	income of international joint ventures; and

•	fees and other income.

            The following table shows our non-interest income for the years ended December 31, 2000 and 1999:

	For the Year Ended December 31,		Increase/(Decrease)
	2000	1999	Amount	Percent
	(dollars in millions)
Factoring commissions	$ 73	$119	$(46)	(38.7)%
Income of international joint ventures	38	35	3	8.6
Fees and other income:
Investment and asset sale income(1)	204	175	29	16.6
Fee income and other(2)	94	111	(17)	(15.3)

Total fees and other income	$298	$286	$12	4.2

Total non-interest income	$409	$440	$(31)	7.0

Non-interest income as a percentage of AFE	2.4%	3.2%

(1)	Investment and asset sale income consists of gains on securitizations, syndications and loan sales, net investment income and gains, equipment residual gains and participation income.

(2)	Fee income and other consists primarily of loan servicing income, late fees, prepayment fees, early termination fees, residual rental income and other miscellaneous fees.

            Factoring commissions decreased $46 million, or 39%, in 2000 versus 1999 primarily due to the sale of the assets of our domestic factoring business, Commercial Services, in December 1999. In addition, increased competition in the French factoring market and changes in product mix have resulted in lower factoring commission rates at Factofrance. Changes in exchange rates have also negatively affected the U.S. dollar equivalent for our consolidated subsidiaries’ factoring commissions. Consolidated factoring volume in U.S. dollars, excluding Commercial Services, decreased 3% over the prior year. During 2000, Factofrance had factoring volume of over FRF 82 billion (or approximately $11.5 billion), representing an increase in local currency of 10% over 1999 volume of nearly FRF 75 billion (or approximately $12.0 billion).

            Income of international joint ventures represents our share of the annual earnings or losses of joint ventures. The $3 million increase in income from international joint ventures in 2000 versus 1999 was due primarily due to an increase in income of our largest joint venture, NMB-Heller Holding N.V. See Item 1. International Factoring and Asset Based Finance Segment.

            Fees and other income totaled $298 million for 2000, an increase of 4% from the prior year due to an increase in investment and asset sale income, partially offset by a decrease in fee income and other. Investment and asset sale income increased $29 million, or 17%, due to larger net investment gains recognized on our portfolio of equity investments, partially offset by a decrease in loan sale income generated by sales of SBA guaranteed portions of 7(a) loans in Small Business Finance for the year, as compared to the prior year. Investment and asset sale income is somewhat dependent on the equity, real estate and capital markets and is therefore subject to volatility.

            Fee income and other decreased $17 million, or 15%, compared to 1999. This decrease is due to:

•
the impact of affordable housing transactions within our Real Estate Finance unit. These transactions, while generating losses in operating income, provide tax credits which benefit our consolidated results through our income tax provision, as evidenced by our lower effective tax rate during 2000; and

•
a reduction in the value of investments within our executive deferred compensation plan. This results in a decrease in fee income and other, with a corresponding decrease in operating expenses. As a result, there is no overall effect on our consolidated results of operations, or earnings per share, related to the change in value of assets related to this compensation plan for 2000.

            Operating Expenses.    The following table shows our operating expenses for the years ended December 31, 2000 and 1999:

	For the Year Ended December 31,		Increase
	2000	1999	Amount	Percent
	(dollars in millions)
Salaries and other compensation	$236	$237	$(1)	(0.4)%
General and administrative expenses	199	200	(1)	(0.5)
Goodwill and non-compete amortization	24	19	5	26.3

Total	$459	$456	$3	0.7

Operating expenses as a percentage of average managed assets	2.6%	3.2%
Ratio of operating expenses to operating revenues	44%	48%
Ratio of operating expenses, excluding goodwill and non-compete amortization, as a percentage of operating revenues	42%	46%

            Operating expenses increased only $3 million, or 1%, in 2000 as compared to 1999, as the increase in operating expenses from the July 1999 HCFP acquisition was more than offset by a decrease in operating expenses resulting from the December 1999 sale of our Commercial Services unit. Excluding the effect of acquisitions and divestitures, operating expenses increased $28 million, or 7%, during 2000, as compared to 1999, primarily as a result of:

•	increased compensation costs in Leasing Services associated with our investment in new markets; combined with

•	higher costs associated with our technology investment and support in our Leasing Services business unit.

            Allowance for Losses.    The following table shows the changes in our allowance for losses of receivables, including our provision for losses of receivables and repossessed assets, for the years ended December 31, 2000 and 1999:

	For the Year Ended December 31,		Increase/(Decrease)
	2000	1999	Amount	Percent
	(dollars in millions)
Balance at the beginning of the year	$316	$271	$45	16.6%
Provision for losses	148	136	12	8.8
Writedowns	(140)	(116)	(24)	(20.7)
Recoveries	25	18	7	38.9
HCFP acquisition	—	7	(7)	(100.0)
Sale of HCS assets	—	(2)	2	100.0
Transfers and other	(7)	2	(9)	(450.0)

Balance at the end of the year	$342	$316	$26	8.2%

             We systematically evaluate the appropriateness of the allowance for losses of receivables and adjust the allowance to reflect any necessary changes in the credit quality and inherent risks and losses of our portfolio. See Note 1—Summary of Significant Accounting Policies—to our Consolidated Financial Statements for more information on our process for evaluating the adequacy of our allowance for losses of receivables.

            The provision for losses was higher during 2000 than 1999 due to a higher level of net writedowns recorded in our Corporate Finance unit during 2000, as compared to 1999, coupled with growth in our portfolio of lending assets. Net writedowns totaled $115 million or 0.74% of average lending assets in 2000, compared to $98 million or 0.74% in 1999. Net writedown levels for both 2000 and 1999 are in line with our targeted average level of 0.75% of average lending assets over a business cycle.

            Gross writedowns totaled $140 million for 2000 versus $116 million for 1999, while gross recoveries totaled $25 million in 2000 versus $18 million for 1999. The increase in gross writedowns during 2000 primarily relates to cash flow financings of our Corporate Finance unit.

            The ratio of our allowance for losses of receivables to receivables was 2.1%, as of December 31, 2000, unchanged from that as of December 31, 1999. The Company considers this level of allowance for loan losses adequate to cover losses inherent in our loan portfolio at December 31, 2000.

            Income Taxes.    Our effective income tax rate was 32% for 2000, down from 34% for 1999 excluding the effect of the HCS sale. In each case, our effective tax rate was below the combined Federal and State statutory rates due to:

•	the effect of earnings from international joint ventures;

•	the use of business related, foreign, and other tax credits;

•	differences in tax rates on international earnings; and

•	certain favorable tax issue resolutions.

Lending Assets and Investments

            Total lending assets and investments increased $1.9 billion, or 11%, during 2000 due to new business originations of $7.8 billion partially offset by syndications, securitizations, loan sales, utilization and payoffs of $5.6 billion. During 2000, new business volume was strongest in Corporate Finance, Real Estate Finance, Leasing Services and Healthcare Finance, as we continued to realize the benefits of the market positions held by these business units.

             The following tables present our lending assets and investments by business line and asset type as of December 31, 2000 and 1999:

	December 31,
	2000		1999
	Amount	Percent	Amount	Percent
	(dollars in millions)
By Business Segment:
Domestic Commercial Finance Segment
Corporate Finance (1)	$ 5,225	28%	$ 4,937	29%
Leasing Services	4,434	24	3,428	20
Real Estate Finance	2,766	15	2,626	16
Healthcare Finance	1,563	8	971	6
Small Business Finance	1,440	8	1,312	8
Other	387	2	518	3

Total Domestic Commercial Finance Segment	15,815	85	13,792	82
International Factoring and Asset Based Finance Segment (2)	2,901	15	3,040	18

Total lending assets and investments	$18,716	100%	$16,832	100%

By Asset Type:
Receivables	$15,966	85%	$14,795	88%
Repossessed assets	22	—	24	—

Total lending assets	15,988	85	14,819	88
Equity and real estate investments	897	5	726	4
Debt securities	755	4	549	3
Operating leases	695	4	428	3
International joint ventures	216	1	215	1
Lending partnerships (3)	165	1	95	1

Total lending assets and investments	$18,716	100%	$16,832	100%

Average lending assets	$15,456		$13,235
Total managed assets	18,877		16,099
Average managed assets	17,516		14,433
Funds employed	17,734		15,839
Average funds employed	16,978		13,636

(1)	Lending assets and investments at December 31, 2000 were reduced by $700 million of commercial cash flow loans sold to an asset backed commercial paper conduit facility.

(2)
Includes $216 million in investments in international joint ventures in 2000 and $215 million in investments in international joint ventures in 1999, representing 1% of total lending assets and investments for both 2000 and 1999 year ends.

(3)
Includes interests we hold in partnerships, which have been established for the purpose of providing financing through operating leases, loans or direct financing leases. We account for these investments under the equity method of accounting.

            As of December 31, 2000, our domestic commercial finance portfolio remained well diversified among our domestic product units:

•
Corporate Finance increased its lending assets and investments to $5.2 billion, or 28% of total lending assets and investments, as a result of $2.8 billion in new business volume, which was partially offset by loan sales, loan syndications, utilization and runoff in the portfolio of $2.4 billion. Of the total lending assets and investments of Corporate Finance at December 31, 2000, approximately $900 million, or 17%, represented asset-based financings.

•
Leasing Services grew to $4.4 billion, or 24% of our total lending assets and investments, at December 31, 2000, primarily due to new business volume of $2.7 billion offset by payoffs, utilization, syndications and securitizations totaling approximately $1.7 billion in receivables. The growth in lending assets and investments of Leasing Services is primarily attributable to growth in Capital Finance.

•
Real Estate Finance increased its lending assets and investments to $2.8 billion, or 15% of our total lending assets and investments as of December 31, 2000, as new business volume of $1.2 billion was offset by payoffs, securitizations, syndications and utilization totaling $1.0 billion.

•
Healthcare Finance increased its lending assets and investments to approximately $1.6 billion, or 8% of total lending assets and investments, primarily due to new business volume of nearly $600 million, partially offset by over $100 million of syndications and payoffs. Asset growth in Healthcare Finance was driven by cash flow, asset based and real estate financings.

•
Small Business Finance increased its lending assets and investments by nearly $130 million due to new business volume of approximately $480 million. This was partially offset by loan sales, utilization and payoffs of approximately $340 million. See Note 27—Subsequent Events—of our Consolidated Financial Statements.

            Concentrations of lending assets of 5% or more at December 31, 2000 and 1999, based on the standard industrial classifications of the borrowers, were as follows:

	December 31,
	2000		1999
	Amount	Percent	Amount	Percent
	(dollars in millions)
Health Services	$1,694	11%	$ 864	6%
Transportation	1,145	7	844	6
Business Services	897	6	503	3
Computers	549	3	938	6
Department and general merchandise retail stores	511	3	877	6
Automotive	473	3	1,038	7

            With respect to the above table:

•
The health services category is primarily comprised of revolving and term facilities with small- and mid-sized health care providers. The increase in this category is due to growth of Healthcare Finance’s portfolio since our acquisition of HCFP in July 1999.

•
A majority of the lending assets in the transportation category arise from chartered aircraft services and transportation services for freight, cargo and packages. The increase in this category is due to growth in all areas of our Leasing Services unit.

•
The business services category is primarily comprised of equipment rental and leasing companies, computer related service providers, building maintenance and security companies and other miscellaneous business services. The increase in this category is due to increases in our International Group and Global Vendor Finance.

•
The computers category consists of software/hardware distributors and manufacturers, component manufacturers and end-users of this equipment. The decrease in this category is primarily due to decreases in International Group and Global Vendor Finance.

•
The department and general merchandise retail stores category is primarily comprised of factored accounts receivable, which represent short-term trade receivables from numerous customers. The decrease in this category is primarily due to a decrease in International Group.

•
The automotive category is primarily comprised of auto parts distributors and wholesalers, resale and leasing services in the automotive industry and maintenance services for automotive parts. The decrease in this category is primarily due to decreases in International Group and Corporate Finance.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Results of Operations

            Overview.    For the year ended December 31, 1999:

•	Net income totaled $284 million compared with $193 million for the prior year, an increase of 47%.

•	Net income applicable to common stock was $256 million compared with $172 million, an increase of 49%.

•
Net income for 1999 includes a one-time after-tax net gain of $48 million relating to the sale of the assets of our Commercial Services business unit. Excluding this gain, net income was $236 for the year, an increase of 22% over the prior year, marking our seventh consecutive year of record net income.

•	This increase in net income reflects an increase of $169 million in operating revenues, due to growth in both net interest income and non-interest income.

•	The increase in net interest income, as compared to the prior year, is due to both strengthening margins and growth in lending assets and investments. See—Operating Revenues—Net Interest Income.

•	The increase in non-interest income, as compared to the prior year, is due primarily to larger net investment gains and larger fee income and other. See—Operating Revenues —Non-Interest Income.

•
New business lending volume totaled a record $8.1 billion, an increase of 12% over the prior year. This increase was the result of our significant investment in building leadership positions in our businesses and in expanding market coverage.

•	Our factoring volume totaled $20.3 billion in 1999, an increase of 5% from the prior year. Factofrance’s factoring volume was up 12% over 1998.

            Operating Revenues.    The following table shows our operating revenues for the years ended December 31, 1999 and 1998:

	For the Year Ended December 31,
	1999		1998
	Amount	Percent of AFE	Amount	Percent of AFE
	(dollars in millions)
Net interest income	$512	3.8%	$423	3.6%
Non-interest income:
Fees and other income	286	2.1	206	1.7
Factoring commissions	119	0.9	124	1.0
Income of international joint ventures	35	0.2	30	0.3

Total operating revenues	$952	7.0%	$783	6.6%

            Net Interest Income. The following table shows our net interest income for the years ended December 31, 1999 and 1998:

	For the Year Ended December 31,		Increase
	1999	1998	Amount	Percent
	(dollars in millions)
Interest income	$1,197	$1,047	$150	14.3%
Interest expense	685	624	61	9.8

Net interest income	$ 512	$ 423	$ 89	21.0

Net interest income as a Percentage of AFE	3.8%	3.6%

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

            We use interest rate swaps to manage financial risk. They enable us to match more closely the interest rate and maturity characteristics of our assets and liabilities. As such, we use interest rate swaps to:

•	change the characteristics of fixed rate debt to that of variable rate liabilities;

•	alter the characteristics of specific fixed rate asset pools to more closely match the interest terms of the underlying financing; an d

•	modify the variable rate basis of a liability to more closely match the variable rate basis used for variable rate receivables.

            The following table shows a comparative analysis of the year-end principal outstanding (gross of the unamortized discount of $6 million and unamortized premium of $3 million) and average interest rates we paid on our debt as of December 31, 1999 and 1998, respectively, before and after giving effect to interest rate swaps:

	For the Year Ended December 31,
	1999			1998
	Year- end balance	Before Swaps	After Swaps	Year- end balance	Before Swaps	After Swaps
	(dollars in millions)
Commercial paper—domestic and foreign	$ 3,960	5.12%	5.12%	$2,692	5.52%	5.52%
Fixed rate debt	4,817	6.20	6.60	3,886	6.31	6.17
Variable rate debt	3,819	6.29	6.36	2,879	5.34	5.59

Total	$12,596	5.89	6.06	$9,457	5.79	5.81

             Non-Interest Income. Our non-interest income is composed of:

•	factoring commissions;

•	income of international joint ventures; and

•	fees and other income.

            The following table shows our non-interest income for the years ended December 31, 1999 and 1998:

	For the Year Ended December 31,		Increase/(Decrease)
	1999	1998	Amount	Percent
	(dollars in millions)
Factoring commissions	$119	$124	$ (5)	(4.0)%
Income of international joint ventures	35	30	5	16.7
Fees and other income:
Investment and asset sale income (1)	175	111	64	57.7
Fee income and other (2)	111	95	16	16.8

Total fees and other income	$286	$206	$80	38.8

Total non-interest income	$440	$360	$80	22.2

Non-interest income as a percentage of AFE	3.2%	3.0%

(1)	Investment and asset sale income consists of gains on securitizations, syndications and loan sales, net investment income and gains, equipment residual gains and participation income.

(2)	Fee income and other consists primarily of loan servicing income, late fees, prepayment fees, early termination fees, residual rental income and other miscellaneous fees.

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

            Fees and other income totaled $286 million for 1999, an increase of 39% from the prior year due to increases in both fee income and other and investment and asset sale income. Fee income and other increased $16 million or 17% compared to 1998. This increase is due to higher fee income in Leasing Services related to the Dealer Products Group.

            Investment and asset sale income increased $64 million, or 58% due to larger gains recognized on our portfolio of equity investments, higher income on limited partnership investments and higher gains on asset sales and equipment residual gains. Net investment gains are generated primarily from investment activity of Corporate Finance and junior participating lending activity of Real Estate Finance. The increase in asset sale income was primarily generated by sales of SBA guaranteed portions of 7(a) loans in Small Business Finance. See Note 27 —Subsequent Events— of our Consolidated Financial Statements.

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

            Operating Expenses.    The following table shows our operating expenses for the years ended December 31, 1999 and 1998:

	For the Year Ended December 31,		Increase
	1999	1998	Amount	Percent
	(dollars in millions)
Salaries and other compensation	$237	$227	$10	4.4%
General and administrative expenses	200	164	36	22.0
Goodwill and non-compete amortization	19	8	11	137.5

Total	$456	$399	$57	14.3

Operating expenses as a percentage of average managed assets	3.2%	3.3%
Ratio of operating expenses to operating revenues	48%	51%
Operating expenses, excluding goodwill and non-compete amortization, as a percentage of operating revenues	46%	50%

            Operating expenses, excluding the effect of acquisitions and divestitures, increased by $5 million, or 1%, in 1999, as compared to 1998. This modest growth is primarily related to increases in performance related compensation resulting from strong business performance in 1999, offset by decreases in salary expense resulting from our 1998 restructuring effort. Operating expenses, excluding the effect of acquisitions and divestitures also increased as a result of increases in certain professional fees. Total operating expenses as a percentage of operating revenues improved to 48% in 1999 from 51% for the prior year and were in line with our 1999 goal. This decrease reflects improved leveraging of the Company’s cost base.

            Allowance for Losses.    The following table shows the changes in our allowance for losses of receivables, including our provision for losses of receivables and repossessed assets, for the years ended December 31, 1999 and 1998:

	For the Year Ended December 31,		Increase/(Decrease)
	1999	1998	Amount	Percent
	(dollars in millions)
Balance at the beginning of the year	$271	$261	$10	3.8%
Provision for losses	136	77	59	76.6
Writedowns	(116)	(145)	29	20.0
Recoveries	18	64	(46)	(71.9)
Dealer Products Group acquisition	—	18	(18)	(100.0)
HCFP acquisition	7	—	7	N/M
Sale of HCS assets	(2)	—	(2)	N/M
Transfers and other	2	(4)	6	150.0

Balance at the end of the year	$316	$271	$45	16.6%

            The provision for losses was higher during 1999 than 1998 due to a significantly higher level of recoveries recorded in 1998 as compared to 1999. Net writedowns totaled $98 million or 0.7% of average lending assets in 1999, compared to $81 million or 0.7% in 1998. Net writedown levels for both 1999 and 1998 are in line with our targeted average level of 0.75% of average lending assets over a business cycle.

            Gross writedowns totaled $116 million for 1999 versus $145 million for 1998, while recoveries totaled $18 million in 1999 versus $64 million for 1998. The higher level of recoveries in 1998 relates primarily to assets from business activities the Company is no longer pursuing.

             As of December 31, 1999, the ratio of our allowance for losses of receivables to receivables was 2.1%, compared to 2.3% as of December 31, 1998. The decrease in this ratio reflects the continued improvement of the credit quality of our portfolio. We systematically evaluate the appropriateness of the allowance for losses of receivables and adjust the allowance to reflect any necessary changes in the credit quality and inherent risks and losses of our portfolio.

            Income Taxes.    Excluding the effect of the HCS sale, our effective income tax rate was 34% for 1999 and 32% for 1998, in each case below the combined Federal and State statutory rate due to:

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

            The following tables present our lending assets and investments by business line and asset type as of December 31, 1999 and 1998:
	December 31,
	1999		1998
	Amount	Percent	Amount	Percent
	(dollars in millions)
By Business Segment:
Domestic Commercial Finance Segment
Corporate Finance	$ 4,937	29%	$ 3,722	28%
Leasing Services	3,428	20	2,840	21
Real Estate Finance	2,626	16	1,889	14
Small Business Finance	1,312	8	1,013	8
Healthcare Finance	971	6	217	1
Commercial Services (1)	—	—	401	3
Other	518	3	687	5

Total Domestic Commercial Finance Segment	13,792	82	10,769	80
International Factoring and Asset Based Finance Segment (2)	3,040	18	2,661	20

Total lending assets and investments	$16,832	100%	$13,430	100%

By Asset Type:
Receivables	$14,795	88%	$11,854	88%
Repossessed assets	24	—	3	—

Total lending assets	14,819	88	11,857	88
Equity and real estate investments	726	4	617	5
Debt securities	549	3	400	3
Operating leases	428	3	296	2
International joint ventures	215	1	231	2
Lending partnerships	95	1	29	—

Total lending assets and investments	$16,832	100%	$13,430	100%

Average lending assets	$13,235		$11,506
Total managed assets	16,099		13,134
Average managed assets	14,433		12,217
Funds employed	15,839		11,989
Average funds employed	13,636		11,814

(1)	Lending assets and investments of Commercial Services at December 31, 1998 were reduced by $475 million of factored accounts receivable sold to bank-supported conduits.

(2)	Includes $215 million and $231 million in investments in international joint ventures, representing 1% and 2% of total lending assets and investments in 1999 and 1998, respectively.

            As of December 31, 1999, our domestic commercial finance portfolio remained well diversified among our domestic product groups:

•
Corporate Finance increased its lending assets and investments to $4.9 billion, or 29% of total lending assets and investments, as a result of $3.1 billion in new business volume, which was partially offset by loan syndications and runoff in the portfolio of $2.3 billion. Of the total lending assets and investments, approximately $900 million represented asset-based financings.

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

•
Small Business Finance increased its lending assets and investments by nearly $300 million due to record new business volume of over $700 million. This was partially offset by loan sales and payoffs of approximately $370 million. See Note 27 —Subsequent Events—of our Consolidated Financial Statements.

            Concentrations of lending assets of 5% or more at December 31, 1999 and 1998, based on the standard industrial classifications of the borrowers, were as follows:

	December 31,
	1999		1998
	Amount	Percent	Amount	Percent
	(dollars in millions)
Automotive	$1,038	7%	$667	6%
Computers	938	6	811	7
Department and general merchandise retail stores	877	6	935	8
Health services	864	6	202	2
Transportation	844	6	666	6
Food, grocery and miscellaneous retail	642	4	650	5
General industrial machines	599	4	732	6

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

Liquidity and Capital Resources

            During the second half of 2000, the debt and money markets experienced increased volatility and widening of credit spreads. To maintain competitively priced funding, we have diversified our investor base through a variety of new facilities and programs, including an asset backed commercial paper conduit facility, Euro Medium-Term Note and Euro Commercial Paper Programs and a Canadian Commercial Paper Program. As a result of these measures, we believe that we have strengthened our liquidity position by broadening our sources for funding and are better able to deal with the continued growth of the Company. We will continue to explore ways to diversify our funding sources into new markets and to expand existing liquidity sources. See Cautionary Note Regarding Forward-Looking Statements below.

            We manage liquidity to fund asset growth and meet debt obligations primarily by:

•	monitoring the relative maturities of assets and liabilities; and

•	borrowing funds through the U.S. and international money and capital markets and bank credit markets.

            Our primary sources of funds are:

•	cash flows from operations;

•	commercial paper borrowings;

•	issuances of medium-term notes and other debt securities;

•	paydowns on lending assets; and

•	securitizations, syndications and sales of lending assets.

            During 2000, our major funding requirements included:

•	$7.8 billion of longer-term loans, leases and investments funded;

•	the retirement of $2.8 billion of senior notes;

•	a net decrease in commercial paper and short-term debt of $75 million; and

•	common and preferred dividends of approximately $68 million.

            Our major sources of funding these requirements included:

•	cash flows from operations of $567 million;

•	loan repayments and proceeds from the sale of investment and equipment on lease of $2.1 billion;

•	a net decrease in short-term loans and advances to factoring clients of $613 million;

•	the syndication, securitization and sale of over $3.0 billion of loans; and

•	the issuance of $4.7 billion of senior notes.

            We continued to maintain a conservative funding posture, with commercial paper and short-term borrowings amounting to 33% of total debt at December 31, 2000, compared to 38% at the end of 1999.

            As of December 31, 2000, availability under our committed bank credit and asset sale facilities totaled $5.7 billion and represented 116% of our outstanding commercial paper and short-term borrowings.

            We have approximately $4.2 billion in available liquidity support, split equally between two bank credit facilities. One of these is a five-year facility expiring in April 2005 and the other is a 364-day facility expiring in April 2001 (which we intend to renew). The 364-day facility includes a term loan option that expires one year after the option exercise date. The terms of the bank credit facilities require us to maintain stockholders’ equity of $1.5 billion. Under the terms of the debt covenants of the agreements, we could have borrowed an additional $9.1 billion of debt at December 31, 2000.

            During 2000, we established an asset backed commercial paper conduit facility. This facility allows us to sell participations in a designated pool of Corporate Finance cash-flow loans to bank-sponsored conduits, on a limited recourse basis. Committed liquidity support under this facility totals $1.4 billion, of which $700 million was utilized at December 31, 2000. We used this facility during the second half of 2000 as it provided a more cost-effective funding source. The underlying liquidity support for the conduits is provided by unaffiliated commercial banks. The commitment period of this liquidity support is 364 days and may be renewed annually by the banks, at their discretion. See Note 27—Subsequent Events—of our Consolidated Financial Statements for more information regarding this facility.

            We have approximately $300 million of additional alternative liquidity, which is available by discounting eligible French receivables with the French Central Bank, since Factofrance is a registered financial institution in France. At December 31, 2000, $183 million was available for use under this facility.

            The consolidated international subsidiaries are funded primarily through short-term money market and bank borrowings, which are supported by approximately $750 million (U.S. dollar equivalent) of committed foreign bank credit facilities. At December 31, 2000, there was approximately $563 million available for use under these facilities.

            Through our wholly-owned subsidiary, Factofrance, we have two factored accounts receivable sale facilities. These facilities allow us to sell an undivided interest of up to
FRF 1.7 billion (approximately $250 million) in a designated pool of our factored accounts receivable to two bank-sponsored conduits on a limited recourse basis. As of December 31, 2000, these facilities were fully utilized.

            We have a shelf registration statement, filed with the SEC, covering the sale of up to $10 billion in debt securities (including medium term notes), senior preferred stock and Class A Common Stock. As of December 31, 2000, we had approximately $5.9 billion available under this shelf registration.

            We also have a Euro Medium-Term Note Program for the issuance of up to $2 billion in notes to be issued to investors outside of the U.S. from time to time. As of December 31, 2000, approximately $1.5 billion was available under this program.

            We have a Euro commercial paper program and a Canadian commercial paper program for the issuance of notes up to $1 billion and $250 million, respectively. As of December 31, 2000, there was $385 million and $42 million, respectively, available under these programs.

            In addition to these various sources of liquidity, we have access to $500 million of additional liquidity support under the Keep Well Agreement between Heller and Fuji Bank. This agreement, which cannot be terminated by either party prior to December 31, 2002, also provides that Fuji Bank will maintain our net worth at an amount equal to $500 million. This agreement has been in place since 1983 and Fuji Bank has never been required to make any capital contribution or advance any funds to us under the Keep Well Agreement.

            Our ratio of debt (net of short-term investments) to total stockholders’ equity remained conservative relative to finance industry peers at 5.9 times and 5.8 times at December 31, 2000 and 1999, respectively. Leverage and the level of commercial paper and short-term borrowings continued to remain within targeted ranges, which will allow us to maintain a strong financial position. Under the terms of the debt covenants in our two bank credit facilities, we are permitted to have a ratio of debt to equity of up to 10 times.

Accounting Developments

Statement of Financial Accounting Standards No. 133

            In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 137, Deferral of the Effective Date of FASB Statement No. 133 and Statement of Financial Accounting Standards No. 138 Accounting for Derivative Instruments and Hedging Activities —an Amendment to FASB Statement No. 133 (collectively referred to as SFAS No. 133). This Statement establishes accounting and reporting standards requiring all derivative instruments (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value. Changes in the fair value of the derivative are to be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows gains and losses on derivatives to offset related results on the hedged items in the income statement and requires that a company must document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000.

            SFAS No. 133 allows special hedge accounting for fair value and cash flow hedges. The gain or loss on a derivative instrument qualifying as a fair value hedge as well as the offsetting gain or loss on the hedged item are recognized currently in earnings. The effective portion of the gain or loss on a derivative instrument qualifying as a cash flow hedge is initially reported as a component of other comprehensive income. It is reclassified into earnings in the period in which the cash flows affect earnings. The statement could increase volatility in earnings and other comprehensive income or involve certain changes in our business practices.

            We hedge certain of our fixed rate receivables and investments using interest rate swap agreements or futures contracts to mitigate the effects of changes in interest rates. Under current generally accepted accounting principles any gain or loss on the derivatives is deferred and recognized into income when the asset is disposed of. In contrast, SFAS No. 133 will require that changes in the fair value of the derivative instrument are recognized currently in earnings. To the extent that we are able to satisfy certain fair value hedge criteria, the change in value of the assets due to changes in interest rates is also recognized currently in earnings. We currently hedge interest exposure related to debt issuances and, to a lesser extent, foreign exchange exposure related to our international operations.

            SFAS No. 133 also requires that most warrants to acquire stock of publicly traded companies and certain privately held companies are classified as derivatives. Consequently, changes in fair value of the warrant will be recognized in earnings each reporting period.

            We adopted SFAS No. 133 on January 1, 2001. Adoption of this new accounting standard will result in:

•	cumulative before-tax reductions in net income of approximately $6 million to be recorded in the first quarter of 2001; and

•	after-tax reductions through other comprehensive income, a component of stockholders’ equity, of approximately $1 million in the first quarter of 2001.

            The adjustment to net income relates primarily to certain economic hedging relationships that do not qualify for special accounting treatment under the new standard as well as ineffectiveness arising from other hedging relationships. The one-time impact of implementing SFAS No. 133 is the effect of an accounting change and should not, therefore, be considered as part of our results of operations for 2001.

Statement of Financial Accounting Standards No. 140

            In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125. This statement requires new disclosures covering securitization transactions entered into during the period and retained interests in securitized financial assets existing at the balance sheet date. These changes must be applied for fiscal years ending after December 15, 2000 and accordingly, we have included additional disclosures in this Form 10-K. Other provisions of SFAS No. 140, including a revision to the criteria for qualifying special purpose entities (QSPEs), must be applied prospectively to transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001. We are currently assessing the impact of this statement on our sale and securitization activities.

Proposed Statement on Business Combinations and Intangible Assets

            The FASB has reached a tentative agreement to modify the accounting for business combinations. Under the proposed modification, pooling-of-interests accounting would be eliminated. Additionally, the goodwill generated in a purchase acquisition transaction would no longer be amortized against earnings over an estimated life. Instead, goodwill would be recorded as a permanent asset and would be reviewed for impairment and expensed against earnings only in periods in which its recorded value exceeded its fair market value.

             There is no specific deadline for the completion of the FASB’s review of this project. The earliest expected completion date is the end of the second quarter of 2001. The FASB has indicated that all issues raised under this exposure draft remain open to continuing deliberation.

Cautionary Note Regarding Forward-Looking Statements

            This Form 10-K Annual Report and the information incorporated by reference in it includes or will include forward-looking statements, as defined in Section 27A of the Securities Act and Section 21E of the Exchange Act, that reflect our current expectations regarding our future results of operations, performance and achievements. We intend for these forward-looking statements to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have tried to identify these forward-looking statements by using words such as anticipates, believes, estimates, expects, plans, intends and other similar expressions. These forward-looking statements are based on information currently available to us and are subject to risks, uncertainties and contingencies, which could cause our actual results, performance or achievements for 2001 and beyond to differ materially from those expressed in, or implied by these statements.

            These risks, uncertainties and contingencies include, but are not limited to, the following:

•	the success or failure of our efforts to implement our business strategy;

•
changes in overall economic conditions and the impact of those conditions on the performance of our borrowers and lessees, on the markets in which they conduct business and access capital, and on the capital markets in which we syndicate and securitize our assets;

•
changes in the volume and mix of interest earning assets, the level of interest rates earned on those assets, the volume of interest-bearing liabilities and the level of interest rates paid on those interest-bearing liabilities;

•	currency exchange rate fluctuations, economic conditions and competition in international markets;

•	actions of our competitors and our ability to respond to those actions;

•	the cost of our capital, which depends in part on our portfolio quality, our debt ratings, our financial performance, prospects and outlook and general market conditions;

•	the adequacy of our allowance for losses of receivables;

•	risk associated with the value and recoverability of leased assets;

•	uncertainties associated with enterprise risk assessment and management, and the impact of credit, market and operational risk;

•	actual results in connection with exited businesses and disposition of assets;

•	our ability to attract and retain qualified and experienced management, sales and credit personnel; and

•	changes in governmental regulations, tax rates and similar matters.

            You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

            See Item 1.—Enterprise Risk Management.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HELLER FINANCIAL, INC. AND SUBSIDIARIES

MANAGEMENT REPORT ON RESPONSIBILITY FOR FINANCIAL REPORTING

            The management of Heller Financial, Inc. and its subsidiaries (the Company) is responsible for the preparation, integrity and objectivity of the accompanying consolidated financial statements. The statements were prepared in accordance with accounting principles generally accepted in the United States, reflecting, where applicable, management’ s best estimates and judgments. The other financial information in the December 31, 2000 annual report filed on Form 10-K is consistent with that contained in the consolidated financial statements.

            The Company’s consolidated financial statements have been audited by Arthur Andersen LLP, independent public accountants. Arthur Andersen LLP is engaged to audit the consolidated financial statements and conducts such tests and related procedures as it deems necessary in conformity with auditing standards generally accepted in the United States. The opinion of the independent auditors, based upon their audits of the consolidated financial statements, is contained in this Form 10-K. Management has made available to Arthur Andersen LLP all the Company’s financial records and related data, as well as the minutes of the stockholders’ and directors’ meetings.

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

            Management also recognizes its responsibility for fostering a strong ethical climate so that the Company’s affairs are conducted according to high standards of personal and corporate conduct. This responsibility is characterized and reflected in the Company’s code of ethical business practices, which is publicized throughout the Company. The code of ethical business practices addresses, among other things, the need for open communication within the Company, avoidance of potential conflicts of interest, compliance with all domestic and foreign laws, including those relating to financial disclosure, and the confidentiality of proprietary information.

Richard J. Almeida
Chairman and Chief Executive Officer

Lauralee E. Martin
Executive Vice President and Chief Financial Officer

Lawrence G. Hund
Executive Vice President, Controller and Chief Accounting Officer

HELLER FINANCIAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Heller Financial, Inc.:

            We have audited the accompanying consolidated balance sheets of HELLER FINANCIAL, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

            We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heller Financial, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Chicago, Illinois
January 16, 2001
(except with respect to Note 27, as to
which the date is February 16, 2001)

HELLER FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2000	1999
	(in millions)
ASSETS
Cash and cash equivalents	$ 732	$ 516
Receivables (Notes 6 and 24)
Commercial loans
Term loans	4,973	4,652
Revolving loans	2,052	2,055
Real estate loans	2,686	2,405
Factored accounts receivable	2,615	2,708
Equipment loans and leases	3,640	2,975

Total receivables	15,966	14,795
Less: Allowance for losses of receivables (Note 6)	342	316

Net receivables	15,624	14,479
Equity and real estate investments (Note 7)	897	726
Debt securities (Note 7)	755	549
Operating leases (Note 7)	695	428
Investments in international joint ventures (Note 7)	216	215
Lending partnerships (Note 7)	165	95
Goodwill (Note 7)	458	481
Other assets (Note 7)	519	484

Total assets	$20,061	$17,973

LIABILITIES AND STOCKHOLDERS’ EQUITY
Senior debt (Note 8)
Commercial paper and short-term borrowings	$ 5,127	$ 5,202
Notes and debentures	10,525	8,630

Total debt	15,652	13,832
Credit balances of factoring clients	982	993
Other payables and accruals	840	790

Total liabilities	17,474	15,615
Minority interest	12	11
Stockholders’ equity
Non-redeemable preferred stock (Notes 12 and 13)	400	400
Class A Common Stock ($.25 par; 500,000,000 shares authorized; 46,347,832 shares issued and 45,450,329 shares outstanding) (Notes 2 and 14)	12	12
Class B Common Stock ($.25 par; 300,000,000 shares authorized; 51,050,000 shares issued and outstanding) (Note 2)	13	13
Additional paid in capital	1,631	1,626
Retained earnings (Note 13)	554	332
Treasury stock (897,503 shares) (Note 14)	(19)	(9)
Accumulated other comprehensive income	(16)	(27)

Total stockholders’ equity	2,575	2,347

Total liabilities and stockholders’ equity	$20,061	$17,973

The accompanying Notes to Consolidated Financial Statements
are an integral part of these statements.

HELLER FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
	2000	1999	1998
	(in millions)
Interest income	$1,628	$1,197	$1,047
Interest expense	999	685	624

Net interest income	629	512	423
Fees and other income (Note 15)	298	286	206
Factoring commissions	73	119	124
Income of international joint ventures	38	35	30

Operating revenues	1,038	952	783
Operating expenses (Note 16)	459	456	399
Provision for losses (Note 6)	148	136	77
Gain on sale of Commercial Services assets (Note 5)	—	79	—
Restructuring charge (Note 17)	—	—	17

Income before taxes and minority interest	431	439	290
Income tax provision (Note 19)	139	154	93
Minority interest	2	1	4

Net income	$ 290	$ 284	$ 193

Dividends on preferred stock	$ 29	$ 28	$ 21

Net income applicable to common stock	$ 261	$ 256	$ 172

Basic net income applicable to common stock per share (Note 20)	$ 2.70	$ 2.75	$ 2.23

Diluted net income applicable to common stock per share (Note 20)	$ 2.69	$ 2.74	$ 2.23

Pro forma basic net income applicable to common stock per share (Note 20)	$ 2.70	$ 2.75	$ 1.92

Pro forma diluted net income applicable to common stock per share (Note 20)	$ 2.69	$ 2.74	$ 1.91

The accompanying Notes to Consolidated Financial Statements
are an integral part of these statements.

HELLER FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2000	1999	1998
	(in millions)
OPERATING ACTIVITIES
Net income	$ 290	$ 284	$ 193
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses	148	136	77
Losses from equity investments	17	21	33
Amortization and depreciation	54	46	25
Provision for deferred tax asset	67	40	33
(Decrease) increase in accounts payable and accrued liabilities	(6)	206	2
Undistributed income of international joint ventures	(33)	(21)	(20)
Increase in interest payable	56	20	21
Net increase in other assets	(33)	(23)	(72)
Other	7	33	68

Net cash provided by operating activities	567	742	360
INVESTING ACTIVITIES
Increase in longer-term loans
Due to HCFP acquisition	—	(535)	—
Due to Dealer Products Group acquisition	—	—	(579)
Due to fundings	(6,887)	(7,334)	(6,486)
Collections of principal	1,579	2,476	2,810
Loan sales, securitizations and syndications	3,014	2,425	4,068
Net decrease (increase) in short-term loans and advances to factoring clients
Due to sale of HCS assets	—	334	—
Other	613	(1,066)	(874)
Investment in operating leases
Due to Dealer Products Group acquisition	—	—	(35)
Other	(600)	(278)	(170)
Investment in equity interests and other investments	(332)	(447)	(536)
Goodwill and non-competition agreement from acquisitions	—	(238)	(187)
Sales of investments and equipment on lease	515	337	362
Other	—	48	(54)

Net cash used for investing activities	(2,098)	(4,278)	(1,681)
FINANCING ACTIVITIES
Senior note issues	4,695	4,805	2,780
Retirement of notes and debentures	(2,797)	(2,932)	(2,020)
(Decrease) increase in commercial paper and other short-term borrowings	(75)	1,521	249
Net proceeds from preferred stock issuance	—	—	122
Net proceeds from common stock issuance/re-issuance	1	192	991
Repurchase of Class A Common Stock (Note 14)	(10)	(2)	(8)
Net increase (decrease) in advances to affiliates	—	6	(32)
Dividends paid on preferred and common stock	(68)	(62)	(1,027)
Other	1	(5)	(26)

Net cash provided by financing activities	1,747	3,523	1,029
Increase (decrease) in cash and cash equivalents	216	(13)	(292)
Cash and cash equivalents at the beginning of the year	516	529	821

Cash and cash equivalents at the end of the year	$ 732	$ 516	$ 529

The accompanying Notes to Consolidated Financial Statements
are an integral part of these statements.

HELLER FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Non-re- deemable Preferred Stock (Note 12)	Class A Common Stock (Note 2)	Class B Common Stock (Note 2)	Treasury Stock (Note 14)	Add’l Paid In Capital	Accum. Other Compre- hensive Income	Retained Earnings	Total	Compre- hensive Income
	(in millions)
BALANCE AT DECEMBER 31, 1997	$275	—	$13	—	$ 672	$(12)	$730	$1,678
Comprehensive Income:
Net income	—	—	—	—	—	—	193	193	$193
Other comprehensive income, net of tax:
Unrealized gain on securities, net of tax of $7	—	—	—	—	—	—	—	14	14
Foreign currency translation adjustments, net of tax benefit of $17	—	—	—	—	—	—	—	(1)	(1)

Other comprehensive income	—	—	—	—	—	13	—	—	13

Comprehensive income	—	—	—	—	—	—	—	—	$206

Issuance of Noncumulative Perpetual Senior Preferred Stock, Series D	125	—	—	—	(3)	—	—	122
Issuance of Class A Common Stock (Note 2)	—	10	—	—	981	—	—	991
Repurchase of Class A Common Stock (Note 14)	—	—	—	(8)	—	—	—	(8)
Preferred stock dividends (Notes 12 and 13)	—	—	—	—	—	—	(21)	(21)
Common stock dividends (Notes 2 and 13)	—	—	—	—	(215)	—	(791)	(1,006)

BALANCE AT DECEMBER 31, 1998	$400	$10	$13	$ (8)	$1,435	$ 1	$111	$1,962
Comprehensive Income:
Net income	—	—	—	—	—	—	284	284	$284
Other comprehensive income, net of tax:
Unrealized loss on securities, net of tax benefit of $8	—	—	—	—	—	—	—	(15)	(15)
Foreign currency translation adjustments, net of tax of $(56)	—	—	—	—	—	—	—	(13)	(13)

Other comprehensive income	—	—	—	—	—	(28)	—	—	(28)

Comprehensive income	—	—	—	—	—	—	—	—	$256

Issuance of Class A Common Stock (Note 2)	—	2	—	—	190	—	—	192
Repurchase of Class A Common Stock (Note 14)	—	—	—	(1)	—	—	(1)	(2)
Vesting of Restricted Shares	—	—	—	—	1	—	—	1
Preferred stock dividends (Notes 12 and 13)	—	—	—	—	—	—	(28)	(28)
Common stock dividends (Notes 2 and 13)	—	—	—	—	—	—	(34)	(34)

BALANCE AT DECEMBER 31, 1999	$400	$12	$13	$ (9)	$1,626	$(27)	$332	$2,347
Comprehensive Income:
Net income	—	—	—	—	—	—	290	290	$290
Other comprehensive income, net of tax:
Unrealized gain on securities, net of tax of $2	—	—	—	—	—	—	—	3	3
Foreign currency translation adjustments, net of tax of $(34)	—	—	—	—	—	—	—	8	8

Other comprehensive income	—	—	—	—	—	11	—	—	11

Comprehensive income	—	—	—	—	—	—	—	—	$301

Re-issuance of Class A Common Stock	—	—	—	—	1	—	—	1
Repurchase of Class A Common Stock (Note 14)	—	—	—	(10)	—	—	—	(10)
Vesting of Restricted Shares	—	—	—	—	4	—	—	4
Preferred stock dividends (Notes 12 and 13)	—	—	—	—	—	—	(29)	(29)
Common stock dividends (Note 2 and 13)	—	—	—	—	—	—	(39)	(39)

BALANCE AT DECEMBER 31, 2000	$400	$12	$13	$(19)	$1,631	$(16)	$554	$2,575

            The accumulated other comprehensive income balance included $10 million, $7 million and $22 million of net unrealized gains on securities available for sale at December 31, 2000, 1999 and 1998, respectively. Accumulated other comprehensive income also included deferred foreign currency translation adjustments, net of tax, of $(26) million, $(34) million and $(21) million at December 31, 2000, 1999 and 1998, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HELLER FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

    Description of the Reporting Entity—

            Heller Financial, Inc. (including its consolidated subsidiaries, Heller or the Company, which may be referred to as we, us or our) furnishes commercial finance services to businesses in the United States and invests in and operates commercial finance companies throughout the world. We provide our products and services to mid-sized and small businesses principally through two business segments, (1) Domestic Commercial Finance and (2) International Factoring and Asset Based Finance. The Domestic Commercial Finance segment is comprised of five business units: (i) Corporate Finance (Corporate Finance), (ii) Real Estate Financial Services (Real Estate Finance), (iii) Leasing Services (Leasing Services), (iv) Healthcare Finance (Healthcare Finance) and (v) Small Business Finance (Small Business Finance )—See Note 27—Subsequent Events. Our International Factoring and Asset Based segment, managed by our wholly-owned subsidiary, Heller International Group, Inc. (International Group), provides international factoring and asset based financing to medium size and small companies.

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

            In May 1998, we issued 38,525,000 shares of Class A Common Stock in an initial public offering (the Offering). During 1998, we also issued 505,912 shares of restricted Class A Common Stock to management. After the Offering and the issuance of shares to management, there were 90,080,912 shares of common stock issued, resulting in FAHI owning 79% of the voting interest and 57% of the economic interest of Heller’s issued common stock. See Note 2—Initial Public Offering—for more details. In May 1998, we also purchased the 21% interest held by Fuji Bank in International Group and we now own 100% of International Group.

            In July 1999, we issued 7.3 million shares of Class A Common Stock in conjunction with the HealthCare Financial Partners acquisition. See Note 4—HealthCare Financial Acquisition—for more details. Our issuance of common stock related to this transaction reduced FAHI’s economic interest in Heller from 57% to 52%.

            In September 2000, Fuji Bank, all of whose capital stock had been previously publicly held, became a wholly-owned subsidiary of Mizuho Holdings, Inc. (Mizuho), which currently is also the holding company for the Dai-Ichi Kangyo Bank Ltd. (DKB), and the Industrial Bank of Japan (IBJ). The common shareholders of Fuji Bank, DKB and IBJ became shareholders of Mizuho, which is publicly held. We believe Mizuho is the largest banking organization in the world, with over $1 trillion in total assets.

    Basis of Presentation—

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

    Use of Estimates—

            Preparing financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions. These estimates and assumptions may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the financial statement date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Cash and Cash Equivalents—

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

            We originate loans, portions of which may be sold to participants to manage borrower, industry or product concentrations. We present these receivables net of unearned income. In the event we sell a portion of a loan we had originated, any deferred fees or discounts relating to the portion sold are recognized immediately in income. For loan sales that qualify as participations, we recognize income when the participation is complete.

            We review income recognition on an account by account basis. We evaluate collateral regularly, primarily by assessing the related current and future cash flow streams to estimate the value of the equipment, or by assessing the value of the property underlying the receivable. We classify loans as nonearning and we suspend all interest and unearned income amortization when there is significant doubt as to the ability of the debtor to meet current contractual terms. Numerous factors including loan covenant defaults, deteriorating loan-to-value relationships, delinquencies greater than 90 days, the sale of major income generating assets or other major operational or organizational changes may lead to income suspension. We may restore a nonearning account to earning status, triggering recognition of deferred income, if all delinquent principal and interest have been paid under the original contractual terms or the account has been restructured and has demonstrated both the capacity to service the amended terms of the debt and has adequate loan to value coverage.

            Direct financing leases are recorded at the aggregate future minimum lease payments plus estimated residual values and deferred initial direct costs, less unearned income. We recognize income on direct financing leases by a method which produces a constant periodic rate of return on the outstanding investment in the lease.

    Allowance for Losses—

            We have an established process to evaluate, on a quarterly basis, the adequacy of the allowance for loan losses, which assesses the risk of losses inherent in our portfolio. This process provides an allowance consisting of two components, allocated and unallocated. To derive the allocated component of the allowance, the Company combines estimates of the allowances needed for loans analyzed individually (including impaired loans subject to Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan), and loans analyzed on a pooled basis.

            The determination of allocated reserves involves a review of certain higher-risk transactions, focusing on the accuracy of loan grading, assessments of specific loss content and, in some cases, strategies for resolving problem credits. The loan loss reserve allocations arrived at through this methodology are adjusted based on management’s judgement concerning the effect of recent economic events on portfolio performance. In the case of more homogeneous portfolios, such as small business lending and small ticket leasing, the determination of allocated reserves is conducted at a more aggregate, or pooled level. For portfolios of this nature, the risk assessment process focuses on recent delinquency and loss trends in different portfolios to project future losses.

            To mitigate the imprecision inherent in most estimates of expected credit losses, the allocated component of the allowance is supplemented by an unallocated component. The unallocated component includes management’s judgmental determination of the amounts necessary for economic uncertainties, related industry performance, historical losses and other subjective factors; correspondingly, the relationship of the unallocated component to the total allowance for loan losses may fluctuate from period to period. Although management has allocated a portion of the allowance to specific loan categories, the adequacy of the allowance must be considered in its entirety.

            The allowance for losses of receivables is established through direct charges to income. We charge losses to the allowance when we deem all or a portion of a receivable to be impaired and uncollectible as determined by account management procedures. These procedures include assessing how the borrower is affected by economic and market conditions, evaluating operating performance and reviewing loan-to-value relationships. We measure impaired receivables based on the present value of expected future cash flows discounted at the receivable’s effective interest rate, at the observable market price of the receivable or at the fair value of the collateral if the receivable is collateral dependent. When the recorded balance of an impaired receivable exceeds the relevant measure of value, we record a writedown against our allowance for losses of receivables.

    Securitized Receivables—

            We have securitized and sold to investors certain real estate loans, commercial cash flow loans, small business loans, factored accounts receivable and equipment loans and leases. In the securitization process, originated loans are sold to trusts. The trusts then issue asset-backed securities to investors. In accordance with SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, as amended by SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, collectively referred to as SFAS No. 125, after a transfer of financial assets, an entity:

•	recognizes the financial and servicing assets it controls and the liabilities it has incurred;

•	derecognizes financial assets when control has been surrendered; and

•	derecognizes liabilities when extinguished.

            SFAS No. 125 provides standards for distinguishing transfers of financial assets that are sales, from transfers that are secured borrowings. Securitizations of finance receivables are accounted for as sales when legal and effective control over the related receivables is surrendered. Servicing assets or liabilities are recognized when the servicing rights are retained by the seller and when servicing fees vary from market rates.

            In accordance with SFAS No. 125, when we sell loans in a sale or securitization transaction, the carrying value of loans is allocated to the portion retained by Heller and the portion sold, based on relative fair values. We recognize a gain or loss for the difference between the net proceeds received and the allocated carrying value of the receivables sold. Net proceeds include cash received plus the fair value of securities or other interests retained less liabilities incurred or estimated expenses. Any gain or loss from a sale or securitization transaction is recognized currently in fees and other income.

            Securities retained in a transaction are recorded at their estimated fair market value based on estimated future cash flows, factoring in expected loan loss and prepayment speeds, discounted at a market rate of interest and adjusted for any recourse obligations. Assumptions used in estimating future cash flows are based on a combination of our historical experience, current and forecasted trends and external data. We classify retained securities as debt securities available for sale and periodically review these securities for impairment. If we do not retain any interest in the transaction and sell all of the securities to third party investors on a non-recourse basis, our gain equals the net proceeds on the transaction less the carrying value of the securities sold.

            In general, we do not establish servicing assets or liabilities because, in securitization transactions to date, we have earned servicing fees that are considered consistent with market rates.

            See Note 26—Accounting Developments—for more information on SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125.

    Investments in International Joint Ventures—

            Our investments in unconsolidated joint ventures represent investments in companies with operations in 14 foreign countries. We use the equity method of accounting for these investments. Under this method, we recognize our share of the earnings or losses of the joint venture in the period in which it is earned. We record these amounts as income of international joint ventures in our consolidated statements of income. Dividends received from joint ventures reduce the carrying amount of our investment.

    Lending Partnerships—

            Our investments in lending partnerships represent interests we hold in partnerships, which have been established for the purpose of providing financing through operating leases, loans or direct financing leases. We account for these investments under the equity method of accounting.

    Investments—

            Equity interests and investments—We carry at cost investments in warrants, certain common and preferred stocks and certain equity investments, which are not subject to the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115). We periodically review the valuation of all of these investments, and we write down the investment balance to reflect declines in value determined to be other than temporary. We record any gains or losses recognized upon sale or writedown of these investments as a component of fees and other income. We account for equity investments in limited partnerships under the equity method of accounting in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, and record income on these investments based on financial information received from fund managers.

            Equipment on Operating Leases—We record, at cost, aircraft and equipment on operating leases and depreciate it over its estimated useful lives using the straight line method for financial reporting purposes and accelerated methods for tax purposes. The equipment and aircraft on operating leases is shown net of accumulated depreciation in the balance sheet. We recognize rental revenue from our operating leases ratably over the lease term. Rental revenue, net of depreciation, is recorded as a component of interest income.

            Residual Values—We have investments in the residual values of our leasing portfolios. The residual values represent the estimate of the values of the assets at the end of the lease contracts. We initially record these based on appraisals and estimates. Realization of the residual values is dependent on our future ability to market the aircraft or equipment under then prevailing market conditions. Management reviews residuals periodically to determine that recorded amounts are appropriate.

            Available for Sale and Held to Maturity Securities—In accordance with SFAS No. 115, we carry, at fair value, our available for sale securities. We record any unrealized gains or losses in stockholders’ equity, net of related taxes. We record our held to maturity securities at amortized cost. We write down to fair value available for sale and held to maturity securities to reflect declines in value determined to be other than temporary. We include the amount of any writedown in fees and other income.

            Real Estate Investments—We provide financing through certain real estate loan arrangements that are recorded as acquisition, development and construction investment transactions. We recognize income to the extent we have received cash in excess of the investment’s carrying amount.

            Repossessed Assets—Assets that we have legally acquired in satisfaction of receivables are carried at fair value, less estimated selling costs and are included in other assets. After repossession, we expense operating costs and apply cash receipts to reduce the asset balance.

            Goodwill—We record as goodwill the excess of our acquisition cost over the fair value of the acquired entity’s net assets and any identifiable intangibles. We amortize goodwill on a straight-line basis over the acquisition’s expected beneficial period not to exceed 25 years. We periodically evaluate the carrying value of our goodwill for impairment.

    Income Taxes—

            Federal income taxes are accounted for utilizing the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

    Derivative Financial Instruments—

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

            Before entering into a derivative transaction, we determine that a high correlation exists between the change in value of the hedged item and the value of the derivative. At the inception of each transaction, derivatives are designated or matched to specific assets or pools of assets or liabilities. After inception of a hedge, asset/liability managers monitor its effectiveness through an ongoing review of the amounts and maturities of assets, liabilities and derivative positions. This information is reported to our Financial Risk Management Committee (FRMC) whose members include our Chairman, Chief Financial Officer and Treasurer. The FRMC approves the direction we will take with respect to our financial risk position and regularly reviews interest rate sensitivity, foreign exchange exposure, funding needs and liquidity. Our financial risk position and the related activities of the FRMC are reported regularly to the Executive Committee of the Board of Directors and to the Board of Directors.

            We enter into interest rate swap agreements to modify the interest characteristics of our outstanding assets and liabilities to limit exposure to changes in interest rates. Our interest rate swap agreements are designated as hedges of their underlying assets and liabilities. We may also utilize cross currency interest rate swaps when the issuance of debt denominated in a foreign currency is deemed more cost effective. This type of swap converts foreign currency denominated debt to U.S. dollar denominated debt with U.S. based indices. We generally hold our interest rate swap agreements to maturity. Any differential due to changes in interest rates is accrued and recognized as an adjustment to interest expense or interest income over the agreement’s life. Any amount payable to or receivable from counter-parties is recorded in other liabilities or other assets. Gains or losses on terminated interest rate swaps that hedged underlying assets or obligations are amortized to interest income or interest expense over the remaining life of the underlying asset or obligation. If the underlying asset or obligation is sold, we recognize the gain or loss related to closing the swap currently in income.

            We also periodically enter into forward currency exchange contracts. These financial instruments serve as hedges of our foreign investment in international subsidiaries and joint ventures. Through these contracts, we primarily sell the local currency and buy U.S. dollars. Gains or losses on terminated forward currency exchange contracts, which were hedges of net investments in a foreign subsidiary or joint venture, continue to be deferred and are recognized when the international investment is sold or substantially liquidated. Gains or losses resulting from translation of foreign currency financial statements and the related effects of the hedges of net investments in joint ventures and subsidiaries outside the United States, are accumulated in stockholders’ equity, net of related taxes, until the international investment is sold or substantially liquidated. The change in fair value of contracts, which serve to effectively hedge our foreign investment in international subsidiaries and joint ventures, is included in the determination of net income.

            We utilize interest rate futures contracts to hedge the interest rate risk of a portion of our receivables portfolio and to fix the interest rates of various floating rate liabilities. Futures contracts are agreements to buy or sell a specific amount of a financial instrument at a particular price on a stipulated future date. Futures contracts are carried at fair value.

    Stock Based Compensation—

            We account for stock option and stock awards in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). In accordance with APB No. 25, no compensation expense is recognized for stock options or awards issued under our stock incentive plan, as the exercise price of the stock options equaled the market value on the grant dates. In 1996, SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), became effective. SFAS No. 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB No. 25 if certain pro forma disclosures are made assuming hypothetical fair value method application. See Note 18—Employee Benefits —for pro forma disclosures required by SFAS No. 123 plus additional information on the Company’s stock options.

            Restricted stock issued is recorded as deferred compensation at the issue price (fair market value) on grant date and is amortized to compensation expense on a straight-line basis over the applicable vesting periods.

    Reclassifications—

            We have reclassified certain prior year amounts to conform to the current year’s presentation.

2. Initial Public Offering

            In May 1998, we issued 38,525,000 shares of Class A Common Stock in an initial public offering. We received net proceeds of $986 million. Of that amount, we repaid our indebtedness under a $450 million subordinated note to FAHI. The note was issued February 24, 1998 for a previously declared dividend to FAHI. We also used $533 million to pay a cash dividend to FAHI. Our 51,050,000 outstanding Class B Common Shares are held by FAHI. In addition, we issued 505,912 shares of restricted Class A Common Stock to management during 1998.

            The holders of our Class A Common Stock are entitled to one vote per share. The holders of our Class B Common Stock are entitled to three votes per share (except that the outstanding shares of Class B Common Stock may never represent more than 79% of the combined voting power of all outstanding shares of the Company’s voting stock).

            After the Offering and the issuance of shares to management, we had 90,080,912 shares of common stock issued resulting in FAHI owning 79% of the voting interest and 57% of the economic interest of our issued common stock. Prior to May 1998, FAHI owned 100% of our issued and outstanding common stock. At December 31, 2000 FAHI’s ownership is 53%.

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

3. Dealer Products Group Acquisition

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

            We combined the operations of the Dealer Products Group with our existing business and now have operations in the United States, Canada, United Kingdom and Continental Europe.

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

            We accounted for the acquisition using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, Business Combinations. Goodwill from the transaction totaled approximately $235 million and is being amortized over 25 years. Our 1999 consolidated statement of income includes HCFP’s operating results since the acquisition date.

            The following table presents the unaudited pro forma combined income statements of the Company and HCFP for the years ended December 31, 2000 and 1999. The pro forma combined income statements are presented as if the acquisition had been effective January 1, 1999. The combined historical operating results of the Company and HCFP for 2000 and 1999 have been adjusted to reflect goodwill amortization and financing costs for the transaction. We have presented the following table for informational purposes only. It does not necessarily indicate our future operating results or the operating results that would have occurred had the acquisition been effective in the periods presented.

	For the Year Ended December 31,
	2000	1999
	(in millions) (unaudited)
Interest income	$1,628	$1,239
Interest expense	999	694

Net interest income	629	545
Fees and other income	298	289
Factoring commissions	73	119
Income of international joint ventures	38	35

Operating revenues	1,038	988
Operating expenses	459	477
Provision for losses	148	142
Gain on sale of Commercial Services assets	—	79

Income before income taxes and minority interest	431	448
Income tax provision	139	157
Minority interest	2	1

Net income	$ 290	$ 290

5. Commercial Services Sale

            On December 1, 1999, we sold the assets of our Commercial Services unit, part of our Domestic Commercial Finance segment, for approximately $454 million in cash. The sale consisted of $911 million of factored accounts receivable and the assumption of $577 million of liabilities due to factoring clients.

            The premium on the transaction to Heller was reduced by $41 million of costs incurred to exit the domestic factoring business. Of this amount, $21 million was related to severance benefits and other related compensation costs incurred for termination of 19% of our domestic employees. In addition, we incurred expenses for transaction costs, termination of third party contracts such as facility leases and vendor contracts, asset impairment charges, recourse provisions and certain other costs directly attributable to the sale. The transaction resulted in a pre-tax gain of $79 million and an after tax gain of $48 million.

            Upon completion of the sale, we terminated our domestic factored accounts receivable sale facility.

            Of the total costs incurred in this transaction, $3 million is recorded as a liability of Heller as of December 31, 2000.

6. Lending Assets

            Lending assets includes receivables and repossessed assets.

            At December 31, 2000 we had domestic commercial finance receivables of $13.3 billion and international factoring and asset based finance receivables of $2.7 billion. The international receivables included factored accounts receivable of $2.4 billion relating to Factofrance and $300 million from our other foreign consolidated subsidiaries. Total receivables at December 31, 1999 consist of $12.0 billion of domestic receivables and $2.8 billion of foreign receivables.

    Diversification of Credit Risk—

            Concentrations of lending assets of 5% or more at December 31, 2000 and 1999, based on the standard industrial classification of the borrower, are as follows:

	December 31,
	2000		1999
	Amount	Percent	Amount	Percent
	(dollars in millions)
Health Services	$1,694	11%	$864	6%
Transportation	1,145	7	844	6
Business Services	897	6	503	3
Computers	549	3	938	6
Department and general merchandise retail stores	511	3	877	6
Automotive	473	3	1,038	7

            The health services category is primarily comprised of revolving and term facilities with small- and mid-sized health care providers. The increase in this category is due to growth of Healthcare Finance’s portfolio since our acquisition of HCFP in July 1999.

            The lending assets in the transportation category primarily arise from chartered aircraft services and transportation services of freight, cargo, and various packages. The increase in this category is due to growth in all areas of our Leasing Services unit.

            The business services category consists of equipment rental and leasing companies, computer related service providers, building and security maintenance, and other miscellaneous business services. The increase in this category is due to increases in our International Group and Global Vendor Finance.

            The computers category consists of software/hardware distributors and manufacturers, component manufacturers, and end-users of this equipment. The decrease in this category is primarily due to decreases in International Group and Global Vendor Finance.

            The department and general merchandise retail stores category is primarily comprised of factored accounts receivable which represent short-term trade receivables from numerous customers. The decrease in this category is primarily due to a decrease in International Group.

            The automotive category is primarily comprised of auto parts distributors and wholesalers, resale and leasing services in the automotive and aircraft industries, and maintenance services for automotive and aircraft parts. The decrease in this category is primarily due to decreases in International Group and Corporate Finance.

    Contractual Maturity of Loan Receivables—

            The following table presents the contractual maturities of our receivables at December 31, 2000. This information should not be regarded as a forecast of cash flows (in millions):

	2001	2002	2003	2004	2005	After 2005	Total
Commercial loans	$ 870	$1,352	$ 872	$ 641	$ 657	$2,633	$ 7,025
Real estate loans	456	645	700	273	203	409	2,686
Factored accounts receivable	2,615	—	—	—	—	—	2,615
Equipment loans and leases	893	771	653	380	390	553	3,640

Total	$4,834	$2,768	$2,225	$1,294	$1,250	$3,595	$15,966

             Commercial loans consist principally of senior loans secured by receivables, inventory or property, plant and equipment. Real estate loans are principally collateralized by first mortgages on commercial and residential real estate. Factored accounts receivable are purchased from clients, and we provide credit and collection services in return for a commission. Equipment loans and leases are secured by the underlying equipment, and we may have at least partial recourse to the equipment vendor in certain programs. Of the loans maturing after 2001, $3.4 billion have fixed interest rates and $7.7 billion have floating interest rates.

    Direct Financing Leases—

            The components of the net investment in direct financing leases, included as part of Equipment Loans and Leases on our consolidated balance sheet, are as follows:

	December 31,
	2000	1999
	(dollars in millions)
Total minimum lease payments	$1,556	$1,507
Estimated residual values	310	179
Deferred initial direct costs	18	16
Unearned income	(288)	(254)

Net investment in direct financing leases	$1,596	$1,448

            At December 31, 2000, the future minimum lease payments to be received on direct financing leases for the five succeeding fiscal years and thereafter are (in millions):

Year Ending December 31:
2001	$ 529
2002	403
2003	250
2004	170
2005	70
Thereafter	134

Total minimum lease payments	$1,556

    Impaired Receivables, Repossessed Assets, and Troubled Debt Restructurings—

            We do not recognize interest and fee income on impaired receivables or repossessed assets, both of which are classified as nonearning, as set forth in the following table:

	December 31,
	2000	1999
	(dollars in millions)
Impaired receivables	$285	$204
Repossessed assets	22	24

Total nonearning assets	$307	$228

Ratio of total nonearning assets to total lending assets	1.9%	1.5%

            Nonearning assets included $37 million and $32 million in 2000 and 1999, respectively, for our International Factoring and Asset Based Finance Segment.

             The average investment in nonearning impaired receivables was $246 million, $214 million and $160 million for the years ended December 31, 2000, 1999 and 1998, respectively.

            We did not have any loans that are considered troubled debt restructurings at December 31, 2000. This compares with $14 million of troubled debt restructurings held as of December 31, 1999. Troubled debt restructurings are earning loans restructured at below market terms.

            The following table indicates the effect on income if interest on nonearning impaired receivables and troubled debt restructurings, outstanding at year-end, had been recognized at original contractual rates during the year:

	For the Year Ended December 31,			For the Year Ended December 31,
	2000	1999	1998	2000	1999	1998
	Domestic			Foreign
	(in millions)
Interest income which would have been recorded	$25	$12	$15	$19	$20	$15
Interest income recorded	1	2	4	—	—	—

Effect on interest income	$24	$10	$11	$19	$20	$15

    Loan Modifications—

            At December 31, 2000 and 1999, there were no impaired loans that were restructured and returned to earning status.

    Allowance for Losses of Receivables—

            The changes in the allowance for losses of receivables and repossessed assets were as follows:

	For the Year Ended December 31,
	2000	1999	1998
	(in millions)
Balance at the beginning of the year	$316	$271	$261
Provision for losses	148	136	77
Writedowns	(140)	(116)	(145)
Recoveries	25	18	64
Dealer Products Group acquisition	—	—	18
HCFP acquisition	—	7	—
Sale of HCS assets	—	(2)	—
Other	(7)	2	(4)

Balance at the end of the year	$342	$316	$271

            There were no material changes in estimation methods and assumptions for the allowances that took place during 2000. The Company considers the allowance for loan losses of $342 million adequate to cover losses inherent in our loan portfolio as of December 31, 2000. Because the allowance is based on judgements and estimates, it is reasonably possible that those judgements and estimates could change in the future causing a corresponding change in the recorded allowance.

             Impaired receivables with identified reserve requirements were $260 million and $177 million at December 31, 2000 and 1999, respectively.

	December 31,
	2000	1999
	(dollars in millions)
Identified reserve requirements for impaired receivables	$ 78	$ 44
Additional allowance for losses of receivables	264	272

Total allowance for losses of receivables	$342	$316

Ratio of total allowance for losses of receivables to nonearning impaired receivables	120%	155%

7. Investments and Other Assets

    Equity and Real Estate Investments—

            The following table sets forth a summary of the major components of our equity and real estate investments (in millions):

	December 31,
	2000	1999
Equity interests and investments	$404	$342
Real estate investments	321	235
Affordable housing projects	100	65
Available for sale equity securities	72	84

Total equity and real estate investments	$897	$726

            Equity interests and investments principally include common stock, preferred stock, warrants and limited partnership investments.

            Real estate investments are acquisition, development and construction investment transactions. At December 31, 2000, we held investments in 163 projects with balances ranging up to approximately $12 million.

            Affordable housing projects are investments of our Real Estate Finance unit that provide tax credits which benefit our consolidated results through our income tax provision.

            The available for sale equity securities are principally comprised of shares of publicly traded common stock. Net unrealized holding gains on these securities were $49 million and $50 million at December 31, 2000 and 1999, respectively, and are recorded in stockholders’ equity on a net of tax basis.

    Debt Securities—

            The Company’s debt securities are comprised of available for sale debt securities and include purchased investments in debt securities and $335 million of securities retained in connection with our loan sales or securitizations. Net unrealized holding losses on total available for sale debt securities were $34 million and $36 million at December 31, 2000 and 1999, respectively. These amounts are recorded in stockholders’ equity, on a net of tax basis.

    Operating Leases—

            Equipment on lease includes the following (in millions):

	December 31,
	2000	1999
Aircraft and related equipment	$350	$259
Other	461	213
Less: accumulated depreciation	(116)	(44)

Equipment on lease	$695	$428

            As of December 31, 2000, computer related equipment on lease totaled approximately $160 million and was included in Other.

            Non-cancelable future minimum rental receipts under the leases are $109 million, $67 million, $39 million, $27 million and $18 million for 2001 through 2005. Substantially all aircraft and related equipment was under lease as of December 31, 2000.

    Investments in International Joint Ventures—

            The following table sets forth a summary of the financial results of our international joint ventures on a combined basis. This information does not reflect Heller’s pro-rata share of these investments:

	December 31,
	2000	1999
	(dollars in millions)
Factoring volume	$21,187	$25,243
Total receivables	4,312	4,609
Net income	65	50

            The following table shows our investment in international joint ventures by geographic region:

	December 31,
	2000	1999
	(dollars in millions)
Europe	$188	$187
Latin America	11	11
Asia/Pacific	17	17

Total	$216	$215

            We own interests of 40% to 50% in these joint ventures. Our largest investment in international joint ventures is NMB-Heller Holding N.V. which accounts for 69% of our total investments in international joint ventures at December 31, 2000. NMB-Heller Holding N.V. operates finance companies primarily located in the Netherlands, Germany and the United Kingdom. Our investment in NMB-Heller Holding N.V. totaled $148 million and $129 million at December 31, 2000 and 1999, respectively. NMB-Heller Holding N.V. had total receivables of $3.4 billion and $2.9 billion as of December 31, 2000 and 1999 and revenues of $227 million and $181 million for the years then ended.

            During 2000, we sold our investment in our joint venture in Belgium. Our investment in this entity totaled nearly $12 million. The gain from the sale was recorded as part of fees and other income.

    Lending partnerships—

            Our investments in lending partnerships are primarily comprised of investments of our Leasing Services unit and primarily include partnership interests within the aircraft industry. As of December 31, 2000, we held interests in 10 lending partnerships versus seven at December 31, 1999.

    Goodwill—

            The following table presents goodwill balances, net of amortization, relating to our acquisitions:

	December 31,
	2000	1999
	(dollars in millions)
HCFP	$222	$231
Dealer Products Group	174	181
Factofrance	56	62
Other	6	7

Total goodwill	$458	$481

            Amortization for the years ended December 31, 2000 and 1999 totaled $20 million and $15 million, respectively.

    Other Assets—

            The following table sets forth a summary of the major components of other assets:

	December 31,
	2000	1999
	(in millions)
Other Assets:
Prepaid expenses and other assets	$225	$203
Deferred income tax benefits, net of allowance of $5 at December 31, 2000 and 1999, respectively	211	194
Furniture, fixtures and equipment	57	55
Repossessed assets	22	24
Non-compete agreement	4	8

Total other assets	$519	$484

            Our noncash investing activities include $11 million and $21 million of receivables which were classified as repossessed assets during the periods ended December 31, 2000 and 1999, respectively. See Note 19—Income Taxes—for additional information on deferred income tax benefits.

8. Senior Debt

            Commercial paper and short-term borrowings—We use commercial paper to finance a portion of our domestic operations. Our consolidated international subsidiaries use short-term borrowings and commercial paper to finance international operations. Total commercial paper borrowings represent 26% of total debt at December 31, 2000. Combined commercial paper and short-term borrowings represent 33% of total debt at December 31, 2000.

             The following table summarizes our commercial paper and short-term borrowings as of December 31, 2000 and 1999:

	December 31,
	2000	1999
	(in millions)
Domestic commercial paper	$3,486	$3,539
International commercial paper	652	421
Factofrance short-term borrowings	833	989
Other consolidated subsidiaries short-term borrowings	156	253

Commercial paper and short-term borrowings	$5,127	$5,202

            The table below sets forth information concerning our domestic commercial paper borrowings. The average interest rates and average borrowings are computed based on the average daily balances during the year. We issue commercial paper with maturities ranging up to 270 days.

	2000	1999	1998
	(dollars in millions)
Commercial Paper—domestic:
Average interest rate
During the year	6.45%	5.32%	5.71%
During the year, including the effect of commitment fees	6.63	5.47	5.83
At year-end	7.09	6.13	5.59
Average borrowings	$3,699	$3,346	$2,619
Maximum month-end borrowings	3,959	4,194	2,974
End of period borrowings	3,486	3,539	2,450

            Our International commercial paper includes Factofrance commercial paper and issuances under our Canadian commercial paper program. Factofrance commercial paper issued at December 31, 2000 had an average interest rate of 5.08% and its short-term borrowings at December 31, 2000 had an average interest rate of 5.06%. Factofrance uses primarily short-term debt and commercial paper to fund its assets, which are short-term in nature. Canadian commercial paper issued at December 31, 2000 had an average interest rate of 6.02%. We use Canadian commercial paper to fund our Canadian assets.

            Available credit and asset sale facilities—At December 31, 2000, we have total committed credit and asset sale facilities of $5.9 billion, of which $5.7 billion was available for use at December 31, 2000.

            The amount of committed facilities includes approximately $4.2 billion in available liquidity support, split equally between two bank credit facilities. One of these is a five-year facility expiring in April 2005 and the other is a 364-day facility expiring in April 2001 (which we intend to renew). The 364-day facility includes a term loan option that expires one year after the option exercise date. The terms of the bank credit facilities require us to maintain stockholders’ equity of $1.5 billion and to maintain a debt to equity ratio of less than ten times. Under the terms of the debt covenants of the agreements, we could have borrowed an additional $9.1 billion of debt at December 31, 2000.

            During 2000, we increased our committed liquidity support by establishing an asset backed commercial paper conduit facility. This facility allows us to sell participations in a designated pool of Corporate Finance cash-flow loans to bank-sponsored conduits, on a limited recourse basis. Committed liquidity support under this facility totals $1.4 billion, of which $700 million was utilized at December 31, 2000. The underlying liquidity support for the conduits is provided by unaffiliated commercial banks. The commitment period of this liquidity support is 364 days and may be renewed annually by the banks, at their discretion. See Note 27—Subsequent Events—for more information on this facility.

            Also included in committed facilities is approximately $300 million of additional alternative liquidity, which is available by discounting eligible French receivables with the French Central Bank since Factofrance is a registered financial institution in France. At December 31, 2000, $183 million was available for use under this facility.

            In addition to the above facilities, we have committed foreign bank credit facilities of nearly $750 million (U.S. dollar equivalent) for our consolidated international subsidiaries. As of December 31, 2000, there was $563 million available under these facilities.

            Our wholly-owned subsidiary, Factofrance, has two factored accounts receivable sale facilities. These facilities allow Factofrance to sell an undivided interest of up to FRF 1.7 billion (approximately $250 million) in a designated pool of our factored accounts receivable to two bank-sponsored conduits on a limited recourse basis. As of December 31, 2000, these facilities were fully utilized.

            We have a shelf registration statement, filed with the SEC, covering the sale of up to $10 billion in debt securities (including medium term notes), senior preferred stock and Class A Common Stock. As of December 31, 2000, there was $5.9 billion available under this shelf registration.

            We have a Euro Medium-Term Note Program for the issuance of up to $2 billion in notes to be issued from time to time. As of December 31, 2000, there was $1.5 billion available under this Program.

            We have a Euro commercial paper program and a Canadian commercial paper program for the issuance of notes up to $1 billion and $250 million, respectively. As of December 31, 2000, there was $385 million and $42 million, respectively, available under these programs.

            Notes and debentures—The scheduled maturities of debt outstanding at December 31, 2000, other than commercial paper and short-term borrowings, and gross of the unamortized discount of $8 million, are as follows:

	Scheduled Maturities at December 31,
	2001	2002	2003	2004	2005	After 2005	Total
	(dollars in millions)
Various fixed rate notes and debentures	$ 941	$1,849	$ 956	$ 876	$1,033	$600	$ 6,255
Fixed weighted average rate	6.07%	6.83%	7.77%	6.28%	7.38%	7.38%	6.93%
Various floating rate notes and debentures	$2,279	$1,210	$ 719	$ 45	$ —	$ 25	$ 4,278
Floating weighted average rate	6.89%	6.89%	6.88%	7.16%	—%	7.11%	6.89%
Total notes and debentures	$3,220	$3,059	$1,675	$ 921	$1,033	$625	$10,533

            Our various fixed and floating rate notes and debentures are denominated in U.S. dollars, Euros, French francs, Singapore dollars, Czech korunas, British pounds and Japanese yen. In order to fix the exchange rate of foreign currency to U.S. dollars on the foreign currency denominated debt, we have entered into cross currency interest rate swap agreements. In order to convert certain fixed rate debt to floating rate debt and vice-versa, we have entered into interest rate swap agreements.

             The following table provides the year-end weighted average interest rate of the U.S. dollar and foreign denominated debt, gross of the unamortized discount of $8 million and
$6 million, before and after the effect of the swap agreements at December 31, 2000 and 1999, respectively.

	Weighted Average Interest Rate
	Fixed Debt Outstanding	Before Effect of Swap	After Effect of Swap	Variable Debt Outstanding	Before Effect of Swap	After Effect of Swap	Total Debt Outstanding
	(dollars in millions)
2000:
United States dollar	$5,884	7.02%	6.97%	$4,040	6.97%	6.94%	$ 9,924
Euros	283	5.75	7.08	118	5.26	5.35	401
French franc	9	5.25	5.25	58	5.60	5.60	67
Singapore dollar	58	3.40	7.04	—	—	—	58
Czech koruna	21	6.00	7.01	33	5.53	6.99	54
British pound	—	—	—	29	6.39	6.39	29
Total	$6,255	6.93%	6.97%	$4,278	6.89%	6.88%	$10,533
1999:
United States dollar	$4,494	6.40%	6.63%	$3,732	6.35%	6.42%	$ 8,226
French franc	17	5.25	5.25	87	3.82	3.82	104
Japanese yen	306	3.26	6.24	—	—	—	306
Total	$4,817	6.20%	6.60%	$3,819	6.29%	6.36%	$ 8,636

            The contractual interest rates for the U.S. dollar denominated fixed rate debt range between 5.48% and 8.00% at December 31, 2000. The contractual rates on the U.S. dollar denominated floating rate debt are based primarily on indices such as the Federal Funds rate plus 0.31% to 0.60% and the three-month London Inter-Bank Offered Rate (LIBOR) plus 0.07% to 0.90%.

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

             The credit risk associated with these instruments is limited to:

•	amounts earned but not collected; and

•	any additional amounts we may incur to replace the instrument under current market conditions.

            These amounts will increase or decrease during the life of the instruments as interest rates and foreign exchange rates fluctuate. The amounts of credit risk are substantially less than the notional amounts of these agreements. We manage this risk by establishing minimum credit ratings for each counter-party. We also limit the exposure to individual counter-parties based upon the total notional amount and the current replacement cost of existing agreements. We have not experienced nonperformance by any counter-party related to our derivative financial instruments.

            The following table summarizes the contractual notional amounts of our derivative financial instruments as of December 31, 2000 and 1999.

	Contractual or Notional Amount
	2000	1999
	(in millions)
Interest rate swap agreements	$4,699	$7,662
Basis swap agreements	2,161	2,376
Forward currency exchange contracts	1,007	1,421
Cross currency interest rate swap agreements	633	470
Interest rate futures contracts	334	220
Purchased options	127	29
Interest rate cap agreements	30	24

            Interest rate swaps are agreements whereby two parties enter into an agreement to exchange periodic interest payments. We utilize interest rate swaps primarily to convert fixed rate financings to variable rate debt. We may also utilize cross currency interest rate swaps when the issuance of debt denominated in a foreign currency is deemed more cost effective. This type of swap converts foreign currency denominated debt to U.S. dollar denominated debt with U.S. based indices. We also use swap agreements to alter the characteristics of specific asset pools to more closely match the interest terms of the underlying financings. These agreements enhance the correlation of the interest rate and currency characteristics of our assets and liabilities and mitigate our exposure to interest rate volatility. Basis swap agreements involve the exchange of two different floating rate interest payment obligations. We use these types of agreements to manage the risk between different floating rate indices.

            Forward contracts are agreements to purchase or sell a specific quantity of an instrument or currency at the current or spot price, with delivery and settlement at a specified future date. We will periodically enter into forward currency exchange contracts or purchase options. These instruments serve as hedges of our investment in international subsidiaries and joint ventures. We also periodically enter into forward contracts to hedge receivables denominated in foreign currencies or may purchase foreign currencies in the spot market to settle a foreign currency denominated liability.

            Futures contracts are agreements to buy or sell a specific amount of a financial instrument at a particular price on a stipulated future date. We utilize futures contracts to hedge the interest rate risk of a portion of our receivables portfolio and to fix the interest rates of various floating rate liabilities.

             Commitments, letters of credit and guarantees—We generally enter into various commitments, letters of credit and guarantees in response to our customers’ financing needs. Since we expect many of these agreements to expire unused, the total commitment amount does not necessarily represent future cash requirements. The credit risk involved in issuing these instruments is similar to extending loans to borrowers. Our credit quality and collateral policies for controlling this risk are similar to those involved in our normal lending transactions. Our contractual amount of commitments, letters of credit and guarantees are shown below:

	Contract Amount
	2000	1999
	(in millions)
Loan commitments	$2,997	$2,587
Letters of credit and financial guarantees	512	582
Investment commitments	150	147

            Commitments to fund new and existing borrowers generally have fixed expiration dates and termination clauses and typically require payment of a fee. We issue letters of credit and financial guarantees as conditional commitments to guarantee the performance of a borrower or an affiliate to a third party. Losses related to these services historically have not been significant. Investment commitments are comprised of Real Estate Finance and Corporate Finance commitments to fund a variety of investment types.

10. Legal Proceedings

            We are party to a number of legal proceedings as plaintiff and defendant, all arising in the ordinary course of our business. Although the ultimate outcome of these proceedings is not ascertainable, we believe that the amounts, if any, which may ultimately be funded or paid will not have a material adverse effect on our financial condition or results of operations.

11. Rental Commitments

            Our minimum rental commitments under non-cancelable operating leases and other service agreements at December 31, 2000 are as follows (in millions):

2001	$ 24
2002	23
2003	20
2004	20
2005	18
Thereafter	34

Total	$139

            Total rent expense, net of rental income from subleases, was $30 million, $37 million and $34 million for the years ended December 31, 2000, 1999 and 1998, respectively.

12. Preferred Stock

            The following table summarizes our non-redeemable preferred stock:

	As of December 31,
	2000	1999
	(in millions)
Cumulative Perpetual Senior Preferred Stock, Series A	$125	$125
Noncumulative Perpetual Senior Preferred Stock, Series C	150	150
Noncumulative Perpetual Senior Preferred Stock, Series D	125	125

Total Preferred Stock	$400	$400

            Cumulative Perpetual Senior Preferred Stock, Series A ($.01 Par Value; stated value, $25; 8.125%; 5,000,000 shares authorized and outstanding)—Our Cumulative Perpetual Senior Preferred Stock, Series A (Series A Preferred Stock) can be redeemed in whole or in part, at a redemption price of $25 per share, plus accrued and unpaid dividends. Dividends are cumulative and payable quarterly. The Series A Preferred Stock ranks senior with respect to the payment of dividends and liquidation to our other preferred stock.

            Noncumulative Perpetual Senior Preferred Stock, Series C ($.01 Par Value; stated value, $100; 6.687%; 1,500,000 shares authorized and outstanding)— Our Series C Preferred Stock is not redeemable prior to August 15, 2007. On or after this date, we can redeem, in whole or in part, the Series C Preferred Stock at a redemption price of $100 per share, plus any accrued and unpaid dividends.

            Noncumulative Perpetual Senior Preferred Stock, Series D ($.01 Par Value; stated value, $100; 6.95%; 1,250,000 shares authorized and outstanding)—Our Series D Preferred Stock is not redeemable prior to February 15, 2009. On or after this date, we can redeem, in whole or in part, the Series D Preferred Stock at a redemption price of $100 per share, plus any accrued and unpaid dividends.

            Redeemable Preferred Stock—We have authorized the issuance of 100,000 shares of a series of preferred stock designated NW Preferred Stock, Class B (No Par Value) (NW Preferred Stock). This stock was authorized pursuant to the Keep Well Agreement between us and Fuji Bank. The agreement is dated April 23, 1983 and was subsequently amended (the Keep Well Agreement). The amendments include, among other things, Fuji Bank’s agreement to purchase NW Preferred Stock in an amount required to maintain our stockholders’ equity at $500 million. As of December 31, 2000, our stockholders’ equity was $2.6 billion. If and when issued, we will pay quarterly dividends on the NW Preferred Stock at a rate per annum equal to 1% over the three-month LIBOR rate. Subject to certain conditions, the holder can redeem the NW Preferred Stock within a specified time period after a calendar quarter end. The redemption amount must not exceed the amount of our stockholders’ equity over $500 million. The redemption price will equal the price paid for the stock plus accumulated dividends. No purchases of NW Preferred Stock have been made by Fuji Bank under the Keep Well Agreement.

13. Dividend Restrictions and Payments

            Under the provisions of the Delaware General Corporation Law, we may legally pay dividends only out of our surplus or out of our net profits for either the current or preceding fiscal year, or both. In addition, we are prohibited from paying dividends on Common Stock unless all current and full cumulative dividends on the Series A Preferred Stock and the current dividends on the Series C and Series D Preferred Stock have been paid. Also, we are prohibited from paying dividends on any other preferred stock that ranks, with respect to the payment of dividends, equal or junior to the Series A, Series C and Series D Preferred Stock, unless all current and full cumulative dividends on these preferred stocks have been paid.

            The following table summarizes the dividends declared and paid dividends on our shares of Preferred Stock during 2000 and 1999:

	As of December 31,
	2000	1999
	(in millions)
Cumulative Perpetual Senior Preferred Stock, Series A	$10	$10
Noncumulative Perpetual Senior Preferred Stock, Series C	10	10
Noncumulative Perpetual Senior Preferred Stock, Series D	9	8

Total Preferred Stock	$29	$28

            We paid Common Stock dividends of $39 million and $34 million in 2000 and 1999, ratably to our Class A and Class B shareholders.

14. Treasury Stock

            We have an executive deferred compensation plan (the Plan) into which certain employees can elect to defer a portion of their annual compensation on a pre-tax basis. The amount deferred remains an asset of Heller and is invested in several mutual funds and in our Class A Common Stock. Investments in our Class A Common Stock under this Plan are reported as treasury stock and are included in the calculation of basic and diluted earnings per share. At December 31, 2000, we held 235,562 shares of treasury stock through the Plan. See Note 18—Employee Benefits—for additional information relating to the Plan.

            In addition, we held 661,941 shares of our Class A Common Stock for use in meeting the requirements of our current stock incentive compensation plans. A significant portion of these shares were purchased during the first quarter of 2000 under a 1999 authorization to repurchase up to 2 million shares of our Class A Common Stock.

15. Fees and Other Income

            The following table summarizes our fees and other income for the years ended December 31, 2000, 1999 and 1998:

	Year Ended December 31,
	2000	1999	1998
	(in millions)
Investment and asset sale income	$204	$175	$111
Fee income and other	94	111	95

Total	$298	$286	$206

            Investment and asset sale income consists of gains on securitizations, syndications and loan sales, net investment income and gains, equipment residual gains and participation income. Investment and asset sale income in 2000 also includes a net gain from the sale of one international investment and the liquidation of another. Investment and asset sale income is somewhat dependent on the equity, real estate and capital markets and is therefore subject to volatility.

             Fee income and other includes servicing income, late fees, prepayment fees, early termination fees, residual rental income and other miscellaneous fees.

16. Operating Expenses

            The following table sets forth a summary of the major components of operating expenses:

	Year Ended December 31,
	2000	1999	1998
	(in millions)
Salaries and other compensation	$236	$237	$227
Legal and professional fees	41	45	31
Equipment costs	33	25	24
Space costs	30	37	30
Business acquisition costs	26	23	20
Goodwill and noncompete agreement amortization	24	19	8
Travel and entertainment costs	21	19	16
Other	48	51	43

Total	$459	$456	$399

            Operating expenses increased only $3 million, or 1%, in 2000 as compared to 1999, as the increase in operating expenses from the July 1999 HCFP acquisition was more than offset by a decrease in operating expenses resulting from the December 1999 sale of our Commercial Services unit. Excluding the effect of acquisitions and divestitures, operating expenses increased $28 million, or 7%, during 2000 as compared to 1999, primarily as a result of:

•	increased compensation costs in Leasing Services associated with our investment into new markets; combined with

•	higher costs associated with our technology investment and support in our Leasing Services unit.

17. Restructuring Charge

            In 1998, we incurred a one-time restructuring charge of $17 million. This amount included $8 million in severance benefits for termination of approximately 15% of the Company’s domestic employees. Also included was $6 million related to office lease terminations and related leasehold improvement writedowns. Restructuring charge liabilities were fully paid out during 1999.

18. Employee Benefits

            We have various incentive compensation plans and a savings and profit-sharing plan which provide for annual contributions for eligible employees based on our achievement of certain financial objectives and employee achievement of certain objectives.

            Pension and Post Retirement Plans—We have a noncontributory defined benefit pension plan (Retirement Plan) covering substantially all of our domestic employees and a supplemental executive retirement plan (SERP) in which certain employees participate. Our policy is to fund, at a minimum, pension contributions as required by the Employee Retirement Income Security Act of 1974. Benefits under the Retirement Plan and SERP are based on an employee’s years of service and average earnings for the five highest consecutive years of compensation occurring during the last ten years before retirement.

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

            The following table summarizes the change in the benefit obligations for the Retirement Plan and Health Care Plan at the end of the respective year and identifies the assumptions used to determine the benefit obligation:

	Retirement Plan Year Ended December 31,			Post-Retirement Health Care Plan Year Ended December 31,
	2000	1999	1998	2000	1999	1998
	(dollars in millions)
Change in benefit obligation
Benefit obligation at January 1	$50	$52	$47	$ 10	$ 10	$ 10
Service Cost	3	4	4	—	—	—
Interest Cost	3	4	3	1	1	1
Acquisitions/Divestitures	—	(1)	—	—	—	—
Actuarial gain	(5)	(7)	(1)	—	—	(1)
Benefits paid	(1)	(2)	(1)	(1)	(1)	—

Benefit obligation at December 31	$50	$50	$52	$ 10	$ 10	$ 10

Change in plan assets
Fair value of plan assets at January 1	$56	$50	$42	$—	$—	$—
Actual return on plan assets	(2)	8	9	1	—	—
Benefits paid	(1)	(2)	(1)	(1)	—	—

Fair value of plan assets at December 31	$53	$56	$50	$—	$—	$—

Reconciliation of funded status
Funded status	$ 3	$ 6	$ (2)	$ (10)	$ (10)	$ (10)
Unrecognized prior service cost	(1)	(1)	(1)	(1)	—	—
Unrecognized actuarial (gain) loss	(11)	(14)	(3)	1	1	—
Unrecognized transition obligation	—	—	—	4	4	5

Net amount recognized in the statement of financial position at December 31	$ (9)	$ (9)	$ (6)	$ (6)	$ (5)	$ (5)

Weighted-average assumptions as of December 31:
Discount rate	7.75%	7.50%	7.00%	7.75%	7.50%	7.00%
Expected return on assets	9.00	9.00	9.00	N/A	N/A	N/A
Rate of salary increases	5.00	5.00	5.00	N/A	N/A	N/A

            Components of net pension cost for the Retirement Plan and the Health Care Plan for the following periods are:

	Retirement Plan Year Ended December 31,			Post-Retirement Health Care Plan Year Ended December 31,
	2000	1999	1998	2000	1999	1998
	(in millions)
Service cost	$ 3	$ 4	$ 4	$—	$—	$—
Interest cost	3	4	4	1	1	1
Expected return on plan assets	(5)	(5)	(4)	—	—	—
Prior service cost and transition amount	—	—	(1)	—	—	—
Recognized actuarial (gain) or loss	(1)	—	—	—	—	—

Net periodic benefit cost	$—	$ 3	$ 3	$ 1	$ 1	$ 1

             The following table summarizes the change in the benefit obligations for SERP Plan at the end of the respective year and identifies the assumptions used to determine the benefit obligation:

	Supplemental Executive Retirement Plan Year Ended December 31,
	2000	1999	1998
	(in millions)
Benefit obligation
Benefit obligation at January 1	$ 3	$ 3	$ 4

Benefit obligation at December 31	$ 3	$ 3	$ 3

Plan assets
Fair value of plan assets at January 1	$—	$—	$—

Fair value of plan assets at December 31	$—	$—	$—

Reconciliation of funded status
Funded status	$ (3)	$ (3)	$ (3)
Unrecognized prior service cost	2	2	2
Unrecognized actuarial gain	(4)	(4)	(4)

Net amount recognized in the statement of financial position at December 31	$ (5)	$ (5)	$ (5)

            The weighted average assumptions as of December 31, 2000, 1999 and 1998 for the SERP were consistent with the discount rate and rate of salary increases applied to the Retirement Plan.

            The net pension cost for the Supplemental Executive Retirement Plan was less than
$1 million for the years ended December 31, 2000, 1999 and 1998.

            The additional employees resulting from the Dealer Products Group and HCFP acquisitions in December 1998 and July 1999, respectively, have not had a significant impact on our pension expense since the dates of acquisition. The reduction of plan participants resulting from the sale of assets of our HCS unit in December 1999, had no impact on 1999 pension expense and decreased 2000 pension expense by approximately $1 million.

            We adjust the discount and salary rates, as well as the expected rates of return on assets, for the Retirement Plan and the SERP to reflect market conditions at the measurement date. Changes in these assumptions will impact the amount of pension expense in future years. The modest increase in the discount rate at December 31, 2000 will not have a material impact on the pension expense for 2001. The increase in the discount rate at December 31, 1999, combined with amortization of our actuarial gain, reduced pension expense by approximately $3 million in 2000 as compared to 1999. We have maintained our salary rate assumption at 5% for both the Retirement Plan and the SERP.

            We also adjust the discount, salary, and health care cost trend rates for the Health Care Plan to reflect market conditions at the measurement date. Changes in these assumptions will impact the amount of the benefit expense in future years. The modest increase in the discount rate at December 31, 2000 will not have a material impact on the benefit expense for 2001. The increase in the discount rate at December 31, 1999 had an insignificant impact on the benefit expense for 2000.

             The accumulated post retirement benefit obligation, under the terms of the Health Care Plan, as amended, was calculated using relevant actuarial assumptions and health care cost trend rates projected at annual rates ranging from 6.5% in 2000 trending down to 5.0% in 2004 and thereafter. The effect of a 1.0% annual increase in those assumed cost trend rates would increase the accumulated post retirement benefit obligation by approximately
$1 million, while annual service and interest cost components in the aggregate would not be materially affected. The effect of a 1.0% annual decrease in these assumed cost trend rates would decrease the accumulated post retirement benefit obligation by approximately
$1 million, while annual service and interest cost components in the aggregate would not be materially affected.

            Executive Deferred Compensation Plan—Our Executive Deferred Compensation Plan (the Plan ) is a nonqualified deferred compensation plan in which certain employees may elect to defer a portion of their annual compensation on a pre-tax basis. The amount deferred remains an asset of Heller and may be invested, at the participant’s discretion, into certain mutual funds and our Class A Common Stock. Payment of amounts deferred is made in a lump sum or in annual installments over a five, ten or fifteen year period as determined by the participant.

            Investments in our Class A Common Stock under this plan are reported as treasury stock on our balance sheet. At December 31, 2000, we held 235,562 shares of treasury stock through the Plan. Plan assets, other than treasury stock, totaled $45 million and $39 million at December 31, 2000 and 1999, respectively.

            Earnings or losses on plan assets, other than treasury stock, are included as part of fees and other income. We recorded a loss on plan assets, other than treasury stock, of $3 million during 2000, and income of $8 million and $4 million during 1999 and 1998, respectively. Compensation expense of these same amounts was also recorded in each of these years.

            Long Term Incentive Plans—We have long-term incentive plans in which participants receive performance units that are granted at the beginning of either a two or three-year performance period. The value of a performance unit is based on our three-year average earnings per share and return on common equity. The total expense related to the long-term incentive plans was approximately $1 million in 2000 and 1999, and $4 million in 1998.

            1998 Stock Incentive Plan—We adopted a stock-based incentive plan, The Heller Financial, Inc. 1998 Stock Incentive Plan (Stock Incentive Plan), covering non-employee directors and employees (collectively, Participants).

            The Stock Incentive Plan provides for the grant of incentive and non-qualified stock options, restricted stock, stock appreciation rights, performance shares and performance units (Awards). The terms of the Awards are set forth in award agreements (Award Agreements). The Compensation Committee of the Heller Board of Directors, in its sole discretion, determines which employees receive Awards as well as the type, size and terms and conditions applicable to any Award. The Compensation Committee also has the authority to interpret, construe and implement the provisions of the Stock Incentive Plan. Awards to non-employee directors will be made by members of our Board of Directors, who are not otherwise entitled to participate in the Stock Incentive Plan, or will be based on a formula developed by the Board of Directors or the Compensation Committee.

            In January 2001, the Heller Board of Directors amended the Stock Incentive Plan to increase, to 10,000,000, the total number of shares (including both newly issued dilutive shares as well as previously issued non-dilutive shares which we acquire through open-market purchases) that may be used for awards under the Stock Incentive Plan. Of this amount, the maximum number of newly issued dilutive shares that may be used for awards under the Stock Incentive Plan remains unchanged at 6,718,125 shares.

            Under the Stock Incentive Plan, 6,182,162 shares of Class A Common Stock are available for Awards as of December 31, 2000. During 2000, we awarded shares of restricted stock and non-qualified options to purchase shares of Class A Common Stock as discussed below:

            Restricted Stock—As of December 31, 2000, there were 639,355 restricted shares outstanding. During 2000 and 1999, 128,947 shares and 197,604 shares, respectively of restricted stock were granted as part of compensation awards. In conjunction with our Offering, we issued 505,912 shares of restricted Class A Common Stock during 1998.

            All restricted shares were issued at the fair market value on the date of grant. Shares awarded during 2000 and 1999 have various vesting periods, none of which exceed a three-year period. Shares issued in conjunction with our Offering vested on January 1, 2001, since we achieved certain net income growth targets as specified in the Restricted Stock Award Agreements.

            The holder of restricted stock generally has the rights of a Heller stockholder, including the right to vote and to receive cash dividends prior to the end of the vesting period. Compensation expense related to these shares totaled $6 million, $5 million and $5 million during 2000, 1999 and 1998, respectively.

            Stock Options—Each option represents the right to purchase one share of our Class A Common Stock. No compensation expense was recorded, as the exercise price of each option granted equals the market price of our Class A Common Stock on the grant date. The options expire ten years from the grant date.

            Over 1.2 million options were granted during 2000 as part of compensation awards. These options vest ratably over a four-year period from the date of grant. Of the 2.3 million options granted in 1999, as presented in the table below, approximately 1.1 million related to the HCFP acquisition and were 100% vested on the grant date. The options were issued at prices ranging from $2 to $37 per share to replace stock options previously held by HCFP employees for HCFP common stock. The remaining options granted in 1999 will vest ratably over a four-year period from the date of grant. The options granted in 1998 vested on January 1, 2001.

            A summary of the status and activity of stock options under the Stock Incentive Plan as of December 31, 2000, 1999 and 1998, and changes during the years ending on those dates is presented below:

	2000		1999		1998
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	3,150,795	$26.27	1,291,952	$26.85	—	—
Granted	1,248,243	19.78	2,293,824	25.29	1,322,202	26.85
Exercised	(189,508)	17.89	(136,863)	11.81	—	—
Forfeited	(313,907)	23.52	(298,118)	27.84	(30,250)	27.00

Outstanding at end of year	3,895,623	24.82	3,150,795	26.27	1,291,952	26.85

Weighted-average fair value of options granted during the year	$11.00		$13.45		$9.29

             The following table summarizes information about stock options outstanding at December 31, 2000:

	Options Outstanding		Options Exercisable
	Number Outstanding at 12/31/00	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/00	Weighted- Average Exercise Price
Range of Exercise Prices
$ 2 to $11	60,287	8.5 years	$ 5.30	60,287	$ 5.30
12 to 20	1,031,179	9.0 years	19.39	—	—
21 to 27	1,737,359	7.8 years	25.89	1,258,943	25.84
28 to 37	1,066,798	8.0 years	29.42	346,661	30.83

$ 2 to $37	3,895,623			1,665,891

            Accounting for Stock-Based Compensation Plans—We account for the stock options in accordance with Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees. Under APB No. 25, we do not recognize compensation expense on the issuance of our stock options, as the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. If we were to implement Statement of Financial Accounting Standard No. 123, Accounting for Stock Based Compensation, our net income applicable to common stock for 2000 and 1999 would have been $255 million and $243 million, respectively. Our diluted earnings per share would have been $2.63 and $2.61 for 2000 and 1999, respectively. The weighted average fair value of each option granted during 2000 and 1999 was $11.00 and $13.45, respectively. The annual cost of the stock options was determined using a Black-Scholes option-pricing model that assumed the following:

•	a ten-year option life for 2000, 1999 and 1998;

•	a risk-free interest rate of 6.53% for 2000, 4.76% for 1999 and 5.67% for 1998;

•	a dividend yield of 2.04% for 2000, 1.26% for 1999 and 1.60% for 1998; and

•	volatility of 53.13% for 2000 based on the volatility of Heller’s stock price and 36.51% and 19.44% for 1999 and 1998, respectively, based on industry peers’ volatility.

            Employee Stock Purchase Plan—We adopted an Employee Stock Purchase Plan (the ESPP) which offers employees the opportunity to purchase Class A Common Stock at a discount through payroll deductions. The ESPP meets the requirements of Section 423 of the Internal Revenue Code. All regular full-time and part-time employees are eligible to participate in the ESPP. Employees desiring to purchase stock through ESPP may elect to reduce their pay by up to 10% in any payroll period. These payroll deductions accumulate during a three-month purchase period. At the end of each purchase period, the payroll deductions are used to purchase Class A Common Stock at a price equal to 85% of the fair market value of the Class A Common Stock on the last day of the respective purchase period. We purchase shares of Class A Common Stock in the open market to satisfy purchases under the ESPP. During 2000 and 1999, we incurred expenses related to the ESPP of approximately $271,000 and $408,000.

19. Income Taxes

            The provision for income taxes is summarized in the following table:

	2000	1999	1998
	(in millions)
Current:
Federal	$ 25	$ 81	$31
State	5	11	5
Foreign	32	22	24

Total current	62	114	60

Deferred:
Federal	82	37	32
State	5	3	1
Foreign	(10)	—	—

Total deferred	77	40	33

	$139	$154	$93

            Of the total current income tax provision recorded in 1999, $31 million relates to the gain on sale of the Commercial Services assets.

            We filed a consolidated United States federal income tax return with FAHI through the date of the Offering in May 1998. Since then, we file our own United States federal income tax return. International Group filed a separate United States federal income tax return through the date of the Offering. Subsequent to that date, International Group is included in our consolidated United States federal income tax return.

            We record future tax benefits for deductible temporary differences if we believe that we will realize these benefits. In the period we filed a consolidated income tax return with FAHI, we recorded income tax expense as if we were a separate taxpayer. Included in income tax expense are amounts relating to International Group.

            We made United States federal income tax payments of $68 million in 2000, $67 million in 1999 and $20 million since the Offering through December 1998.

            Under the terms of the tax allocation agreements between Heller and FAHI through April 1998, we calculated our current and deferred income taxes based on our taxable income or loss, utilizing separate company net operating losses, tax credits, capital losses and deferred tax assets or liabilities. In accordance with the provisions of the tax allocation agreements, net payments of $6 million were made to FAHI through April 1998.

            The reconciliation between the statutory federal income tax provision and the actual effective tax provision for each of the three years ended December 31 is as follows:

	2000	1999	1998
	(in millions)
Tax provision at statutory rate	$151	$154	$101
State and foreign income taxes, net of federal income tax effects	31	32	31
Income of foreign subsidiaries and joint ventures and foreign tax credit utilization	(28)	(29)	(37)
Resolution of tax issues	—	—	(3)
Business related and other tax credits	(15)	(8)	(4)
Other, net	—	5	5

	$139	$154	$ 93

             The effective income tax rate was 32%, 34% (excluding the effect of the sale of our Commercial Services unit) and 32% for 2000, 1999 and 1998, respectively.

            The significant components of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are shown below:

	December 31,
	2000	1999
	(in millions)
Deferred Tax Assets:
Allowance for losses of receivables	$144	$128
Lease portfolio acquisitions	89	36
Net operating losses	57	54
Accrued expenses	42	36
Foreign tax credits	5	5
Equity interests and other investments	3	20

Gross deferred tax assets	340	279
Valuation allowance	(5)	(5)

Gross deferred tax assets, net of valuation allowance	335	274
Deferred Tax Liabilities:
Fixed assets and deferred income from lease financing	(103)	(67)
Repossessed properties	(14)	(8)
Unrealized appreciation of securities available for sale	(7)	(5)

Gross deferred tax liabilities	(124)	(80)

Net deferred tax asset	$211	$194

            We have not made a provision for United States or additional foreign taxes on $283 million of undistributed earnings of subsidiaries outside the United States since we intend to reinvest those earnings. These earnings would become taxable upon the sale or liquidation of these international operations or upon the remittance of dividends. Given the availability of foreign tax credits and various tax planning strategies, we believe any tax liability which may ultimately be paid on these earnings would be substantially less than that computed at the statutory federal income tax rate. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against our United States tax liability. The amount of withholding tax that would be payable upon remittance of the entire amount of undistributed earnings is approximately $19 million.

            We had unused foreign tax credit carryforwards of $5 million at December 31, 2000 and 1999, respectively. Due to substantial restrictions on the utilization of foreign tax credits imposed by the Tax Reform Act of 1986, we may not be able to utilize a significant portion of foreign tax credit carryforwards prior to expiration. Accordingly, we have recognized a valuation allowance for the amount of foreign tax credits recorded at December 31, 2000 and 1999.

            We have recorded a net deferred tax asset of $211 million as of December 31, 2000. Although realization is not assured, we believe it is more likely than not that the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are reduced.

20. Basic and Diluted Net Income Per Share and Pro Forma Net Income Per Share

            The following table shows the calculation of net income applicable to common stock per share on a basic and diluted basis for the periods indicated:

	Quarter Ended December 31, (unaudited)				Twelve Months Ended December 31,
	Basic		Diluted		Basic		Diluted
	2000	1999	2000	1999	2000	1999	2000	1999
Net income applicable to common stock (in millions)	$ 64	$ 103	$ 64	$ 103	$ 261	$ 256	$ 261	$ 256

Average equivalent shares of common stock outstanding (in thousands)	96,690	97,325	96,690	97,325	96,641	93,158	96,641	93,158
Stock options	—	—	491	121	—	—	260	75

Total average equivalent shares	96,690	97,325	97,181	97,446	96,641	93,158	96,901	93,233

Net income per share	$ 0.66	$ 1.06	$ 0.66	$ 1.06	$ 2.70	$ 2.75	$ 2.69	$ 2.74

            The table below presents the pro-forma net income applicable to common stock per share on a basic and diluted basis excluding the after-tax gain from the 1999 sale of the Commercial Services assets:

	Quarter Ended December 31, (unaudited)				Twelve Months Ended December 31,
	Basic		Diluted		Basic		Diluted
	2000	1999	2000	1999	2000	1999	2000	1999
Net income applicable to common stock, net of HCS gain	$ 64	$ 55	$ 64	$ 55	$ 261	$ 208	$ 261	$ 208

Pro forma shares of common stock outstanding (in thousands)	96,690	97,325	96,690	97,325	96,641	93,158	96,641	93,158
Stock options	—	—	491	121	—	—	260	75

Total pro forma shares	96,690	97,325	97,181	97,446	96,641	93,158	96,901	93,233

Pro forma net income per share, net of HCS gain	$ 0.66	$ 0.56	$ 0.66	$ 0.56	$ 2.70	$ 2.23	$ 2.69	$ 2.23

            Pro forma net income applicable to common stock per share on a basic and diluted basis for the year ended December 31, 1998, as shown on the Consolidated Statements of Income, adjusts for the impact of our Offering of Class A Common Stock that occurred in May 1998. The information assumes that shares issued in conjunction with the Offering have been outstanding since the beginning of 1998. Total pro forma shares used to compute pro forma basic and diluted net income applicable to common stock per share totaled 89,797,000 and 90,078,000, respectively.

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

            The Keep Well Agreement further provides that Fuji Bank will maintain our stockholders’ equity at $500 million. Accordingly, if at the close of any month our stockholders’ equity is less than $500 million, Fuji Bank will purchase, or cause one of its subsidiaries to purchase, shares of our NW Preferred Stock in an amount necessary to increase our stockholders’ equity to $500 million.

            We paid commitment fees to Fuji Bank under the Keep Well Agreement of less than $1 million in 2000, 1999 and 1998. Interest on any loans will be charged at the prime rate of Morgan Guaranty Trust Company of New York plus 0.25% per annum. No loans or purchases of NW Preferred Stock have been made by Fuji Bank under this agreement.

            Neither Fuji Bank nor us can terminate the Keep Well Agreement prior to December 31, 2002. After December 31, 2002, the Keep Well Agreement can only be terminated if we have received written certifications from Moody’s Investor Service, Inc. and Standard and Poor’s Corporation that, upon termination, our Series A Preferred Stock will be rated no lower than “a3” and “A-”, respectively and our Series C Preferred Stock will be rated no lower than “baa1” and “BBB” respectively. Similarly, after December 31, 2002, the agreement may only be terminated if our senior debt ratings were unchanged as a result of the termination of the Agreement. After December 31, 2007, the agreement may be terminated by either party with 30 business days written notice.

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

            Services Provided by Fuji Bank for Heller. Certain employees of Fuji Bank performed managerial, administrative and other related functions for Heller during 2000, 1999 and 1998. We compensated Fuji Bank for the use of such individuals’ services at a rate that reflects current costs. The amount paid to Fuji Bank for these services was approximately $1 million in 2000, 1999 and 1998. Additionally, certain subsidiaries of Fuji Bank act as registrar and paying agent for certain debt issuances by Heller. These services are provided at market rates.

            Fuji Bank and one of its subsidiaries may also serve as co-managers for various offerings of Heller debt securities. These services are provided at market rates and paid directly to the lead underwriter on the offering.

            Services Provided by Heller for Fuji Bank and Affiliates. We perform services for our affiliates, including FAHI, and charge them for the cost of the work performed. The amount received from FAHI was less than $1 million in 2000, 1999 and 1998. Additionally, we guaranteed payment under a deferred compensation arrangement between FAHI and certain of its employees who were providing services to Heller. We may also guarantee the obligations of our clients or the clients of certain joint ventures, under letters of credit issued by financial institutions, some of which are Heller’s affiliates.

            Intercompany Receivables, Payables, Transactions and Financial Instruments. At December 31, 2000 and 1999, other payables and other receivables, respectively, included net amounts due to and due from affiliates of $3 million. These amounts mainly include interest bearing demand notes representing amounts due to, or from Heller, arising from advances, administrative fees and costs charged to other subsidiaries of FAHI and amounts payable to FAHI for services provided. The notes bear interest at rates that approximate the average rates our commercial paper obligations or short-term bank borrowing rates outstanding during the period. During 2000 and 1999, we paid interest of $210,000 and $160,000, respectively, to FAHI related to these notes.

            Fuji Bank’s trust department may purchase our commercial paper for its clients. We paid interest expense related to these borrowings of $272,000 in 1998. There were no such purchases for Fuji Bank in 1999 or 2000.

            Fuji Bank and one of its subsidiaries provided committed lines of credit to our consolidated international subsidiaries totaling $43 million and $55 million at December 31, 2000 and 1999, respectively. Fuji Bank also provided uncommitted lines of credit of less than $15 million at December 31, 2000 and 1999. Borrowings under these facilities totaled $2 million at December 31, 1998. There were no such borrowings at December 31, 1999 or 2000. In addition, Fuji Bank provides committed and uncommitted lines of credit to certain international joint ventures.

            During 1999, we had an accounts receivable sale facility which allowed us to sell an undivided interest of up to $503 million in a designated pool of our factored accounts receivable to five bank-sponsored conduits. The underlying liquidity support for the conduits was provided by unaffiliated entities. One of the conduits had an operating agreement with Fuji Bank. We paid fees of $247,000 and interest expense of $2 million to Fuji Bank during 1999 for services provided under this agreement. This agreement was terminated when we sold the assets of our Commercial Services business unit in December of 1999.

            During 1999, Global Vendor Finance purchased, in an arms-length transaction, a leasing portfolio from FUJI Leasing (Deutschland) GMBH for approximately $4 million.

            During 2000, we originated a mezzanine loan of approximately Yen 1.5 billion (or $15 million) and made a participation, in an arms-length transaction, to Fuji Bank for 75% of the loan balance. As of December 31, 2000, the outstanding balance of this loan is approximately $4.6 million, of which $2.4 million relates to the Fuji participated portion.

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

             Our carrying values and estimated fair values of our financial instruments at December 31, 2000 and 1999, are as follows:

	December 31,
	2000		1999
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Total receivables	$15,966	$15,832	$14,795	$14,945
Total investments	2,512	2,588	1,798	1,905
Debt	15,652	15,820	13,832	14,094
Swap agreements:
Asset	—	71	—	79
Liability	—	(26)	—	(49)
Forward currency exchange contracts	(4)	(4)	6	6
Interest rate futures contracts	(11)	(11)	32	32
Options	(2)	(2)	—	—

            We used the following methods and assumptions to estimate the fair value disclosures for financial instruments. Carrying values approximate fair values for all financial instruments, which are not specifically addressed.

            For variable rate receivables that re-price frequently and are performing at acceptable levels, fair values were assumed to equal carrying values. All other receivables were pooled by loan type and risk rating. We estimated the fair value for these receivables by employing discounted cash flow analyses using interest rates equal to the London Inter-Bank Offered Rate or the Prime rate offered as of December 31, 2000 and 1999 plus an adjustment for normal spread, credit quality and the remaining terms of the loans.

            Carrying and fair values of the securities available for sale are based predominantly on quoted market prices. We use our business valuation model to determine the estimated value of our equity and other investments as of their anticipated exercise date. The business valuation model analyzes the cash flows of the related company and considers values for similar equity investments. The determined value is then discounted back to December 31, 2000 and 1999 using an appropriate rate of return for equity investments.

            We estimated the fair value of our notes and debentures using discounted cash flow analyses. These analyses are based on current incremental borrowing rates for arrangements with similar terms and remaining maturities, as quoted by independent financial institutions as of December 31, 2000 and 1999. Fair values were assumed to equal carrying values for commercial paper and other short-term borrowings.

            The estimated fair value of interest rate swap agreements represents the mark to market loss and mark to market gain outstanding as of December 31, 2000 and 1999, respectively. We estimated these fair values using discounted cash flow analyses in addition to using quoted market prices obtained from independent financial institutions. Forwards, futures contracts, and options are carried at fair value. The fair values of loan commitments, letters of credit and guarantees are negligible.

23. Operating Segments

            SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires us to report segment information based upon the way we organize segments within the Company for making operating decisions and assessing performance.

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

(iv)	Heller Healthcare Finance (Healthcare Finance): providing asset based, collateralized cash flow and secured real estate financing to the healthcare industry; and

(v)	Heller Small Business Finance (Small Business Finance): providing financing to small businesses, primarily under U.S. Small Business Administration (SBA) loan programs. See Note 27—Subsequent Events.

            The Domestic Commercial Finance segment also includes receivables for domestic business activities that we are no longer pursuing.

            Prior to December 31, 1999, we also had included in our Domestic Commercial Finance segment Heller Commercial Services (Commercial Services), which provided factoring and receivables management services. This business unit was sold during the fourth quarter of 1999. See Note 5—Commercial Services Sale—for more details.

            International Factoring and Asset Based Finance—This segment, managed by International Group, provides various types of financing through five majority owned subsidiaries and 8 joint ventures. These subsidiaries and joint ventures operate in 17 countries in Europe, Asia/Pacific and Latin America. The types of financing provided include:

•	factoring and receivables management services;

•	asset based financing;

•	acquisition financing; and

•	leasing and vendor finance and/or trade finance programs.

            We evaluate the performance of our operating segments based on net income. Inter-segment sales and transfers are not significant. The reportable segments’ accounting policies are consistent with ours, as described in Note 1—Summary of Significant Accounting Policies.

             Summarized financial information concerning our reportable segments is shown in the following table.

	Domestic Commercial Finance	International Factoring and Asset Based Finance	Consolidated Company
	(in millions)
Total assets:
2000	$16,792	$3,269	$20,061
1999	14,510	3,463	17,973
1998	11,278	3,088	14,366
Revenues:
2000	1,729	308	2,037
1999	1,372	265	1,637
1998	1,163	244	1,407
Income of international joint ventures:
2000	(1)	39	38
1999	1	34	35
1998	—	30	30
Net interest income:
2000	575	54	629
1999	474	38	512
1998	381	42	423
Net Income:
2000	224	66	290
1999	236	48	284
1998	163	30	193

            Total assets of International Factoring and Asset Based Finance as of December 31, 2000 decreased from the prior year due primarily to the effect of foreign currency exchange rate movements.

            Net income of International Factoring and Asset Based Finance for 2000 includes a net after-tax gain of $7 million relating to the sale of one international investment and the liquidation of another.

            Net income of Domestic Commercial Finance for 1999 includes a one-time after-tax gain of $48 million relating to the sale of assets of our Commercial Services unit. See Note 5—Commercial Services Sale—for more details.

            Net income of Domestic Commercial Finance for 1998 was reduced by a one-time charge of $17 million ($12 million net of tax) relating to our restructuring initiative.

            International Factoring and Asset Based Finance net income was reduced by minority interest of $2 million, $1 million and $4 million in 2000, 1999 and 1998, respectively.

            We have allocated expenses of our corporate support functions to our Domestic Commercial Finance segment and our International Factoring and Asset Based Finance segment based on estimates of services provided to these segments. Unallocated expenses have been included with our Domestic Commercial Finance segment.

             The following table presents certain financial information by geographic region for the years ended December 31, 2000, 1999 and 1998. We have attributed revenues to the specific region of transaction origination.

	For the Year Ended December 31,
	United States	Canada	France	Other Europe	Asia/ Pacific	Latin America	Consolidated
	(in millions)
Long-lived assets
2000	$1,204	$ 3	$ 73	$231	$18	$22	$1,551
1999	908	3	87	228	18	27	1,271
1998	502	—	102	237	17	39	897
Total revenues
2000	$1,674	$14	$223	$ 75	$18	$33	$2,037
1999	1,332	6	187	70	19	23	1,637
1998	1,159	—	188	31	21	8	1,407

            Long-lived assets, according to SFAS No. 131, include investments in international joint ventures, gross operating leases, goodwill, non-compete agreements and fixed assets.

24. Sale of Receivables

            During 2000, we sold equipment loans and leases, commercial cash flow loans, real estate loans and factored accounts receivable through securitization transactions. We retained servicing responsibilities and subordinated interests, including contractual rights to excess cash flows, in the securitizations of both equipment loans and leases and commercial cash flow loans. We retained servicing responsibilities for the factored accounts receivable. We have no continuing involvement with the real estate transferred assets sold in 2000.

            Our retained interests are subordinate to the investor’s interests. Their value is subject to credit, prepayment, and interest rate risks on the transferred financial assets. The investors and securitization trusts have no recourse to our other assets for failure of debtors to pay when due.

            Included in receivables on our balance sheet as of December 31, 2000 is approximately $680 million which represents a contractual right in commercial cash flow receivables sold to a special purpose entity. Our rights to the cash flows of these receivables are pari passu to those of the senior note holders in the special purpose entity.

            In 2000, we recognized pretax gains of a total of approximately $12 million on both the securitizations of real estate loans and commercial cash flow loans, and recognized a gain of less than $1 million on the securitization of equipment loans and leases. We did not recognize any gain or loss on the sale of the factored accounts receivable.

            The following table presents certain economic assumptions used in measuring the retained interests related to securitization transactions completed during 2000, as of the date of the transaction:

	Equipment Loans and Leases	Commercial Cash Flow Loans (1)(2)
Prepayment Speed	15.00%	15.00%
Weighted average life (in years)	1.66	8.47
Annual expected credit losses	0.58%	1.00%
Residual cash flows discounted at	10.21%	13.00%

(1)	Prepayment speed assumption utilized in year 5, after the end of the revolving period of transaction.

(2)	No credit losses expected in the first year of the transaction.

             As of December 31, 2000, we held retained interests from previous years’ securitizations, in addition to those occurring in 2000. The following table presents the fair values of our retained interests as of December 31, 2000, along with key economic assumptions used to derive the values as of year-end. The table also presents the sensitivity of the current fair value to immediate 10 percent and 20 percent adverse changes in the listed economic assumptions.

	Equipment Loans and Leases	Commercial Cash Flow Loans (1)(2)	Real Estate Loans
	(dollars in millions)
Fair value of retained interests as of December 31, 2000	$ 6	$300	$ 27
Weighted-average life (in years)	1.66	9.26	2.48

Prepayment speed Assumption (annual rate)	15.0%	15.0%	13.0%
Impact on fair value of 10% adverse change	N/M	N/M	N/M
Impact on fair value of 20% adverse change	N/M	N/M	N/M

Expected credit losses (annual rate)	0.58%	1.00%	1.56%
Impact on fair value of 10% adverse change	N/M	$ (4)	N/M
Impact on fair value of 20% adverse change	N/M	$ (8)	N/M

Residual cash flows Discount rate (annual)	10.21%	12.78%	13.36%
Impact on fair value of 10% adverse change	N/M	$ (16)	$ (1)
Impact on fair value of 20% adverse change	N/M	$ (32)	$ (1)

(1)	Prepayment speed assumption utilized in year 5, after the end of the revolving period of transaction.

(2)	No credit losses expected in the first year of the transaction.

            These sensitivities are hypothetical and should be used with caution. As the amounts indicate, changes in fair value based on a 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in the above table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

            Certain retained interests from our equipment loans and lease securitizations have been excluded from the above sensitivity analysis, as these interests have no ascribed value as of December 31, 2000. We have also excluded, from the sensitivity analysis, a retained interest from a securitization of our SBA 7(a) and 504 loans (unguaranteed portion) due to an assessment of immateriality, in light of both quantitative and qualitative factors.

            The following table illustrates expected static pool credit losses. Static pool credit losses are calculated by summing the actual and projected future credit losses and dividing these losses by the original balance of each pool of assets. The amounts shown below are a weighted average for all securitizations in which Heller has retained a material interest, based on qualitative and quantitative factors, as of December 31, 2000.

	Equipment Loans and Leases	Commercial Cash Flow Loans		Real Estate Loans
Actual and Projected Credit Losses (%) as of:
December 31, 2000	1.0%	5.68	%(1)	0.55%

(1)	No losses have been recorded to date on transaction. Ratio calculates estimate of projected future credit losses over twelve-year life of transaction.

             The table below summarizes certain cash flows received from/(paid to) securitization trusts for all securitization activity occurring in 2000:

Year Ended December 31,
2000
(in millions)
Proceeds from new securitizations	$1,504
Proceeds from collections reinvested during revolving period of previous securitizations	966
Servicing fees received	3
Other cash flows received on retained interests	4
Purchase of delinquent or foreclosed assets	—

Servicing advances	(140)
Repayment of servicing advances	136
Other	(25)

            The following illustration presents quantitative information about delinquencies, net credit losses, and components of securitized financial assets and other assets managed together with them:

	Total Principal Amount of Loans	Principal Amount of Loans 60 Days or more past due	Net Credit Losses
	At December 31, 2000		During the Year
	(in millions)
Type of Asset
Equipment loans and leases	$ 3,765	$72	$22
Commercial cash flow loans	4,557	—	47
Real estate loans	2,686	16	3

Total assets managed or securitized	$11,008	$88	$72

Less: assets securitized	825

Assets held in portfolio (1)	$10,183

(1)	For securitized asset types where Heller retains an interest as of December 31, 2000.

25. Summary of Quarterly Financial Information (Unaudited)

            The following financial information for the calendar quarters of 2000, 1999 and 1998, is unaudited. In the opinion of management, all adjustments necessary to present fairly the results of operations for such periods have been included.

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in millions)
Net interest income
2000	$146	$157	$163	$162
1999	113	118	133	148
1998	99	105	109	110
Operating revenues
2000	$261	$262	$261	$252
1999	223	225	239	265
1998	186	194	196	207
Provision for losses
2000	$ 30	$ 41	$ 36	$ 40
1999	29	30	37	41
1998	15	17	27	18
Net income
2000	$ 75	$ 70	$ 72	$ 71
1999	57	58	59	110
1998	48	51	47	47

            Net income for the fourth quarter of 1999 includes a one-time after-tax gain of $48 million relating to the sale of assets of our Commercial Services unit. See Note 5—Commercial Services Sale—for more details.

26. Accounting Developments

Statement of Financial Accounting Standards No. 133

            In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 137, Deferral of the Effective Date of FASB Statement No. 133 and Statement of Financial Accounting Standards No. 138 Accounting for Derivative Instruments and Hedging Activities —an Amendment to FASB Statement No. 133 (collectively referred to as SFAS No. 133). This Statement establishes accounting and reporting standards requiring all derivative instruments (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value. Changes in the fair value of the derivative are to be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows gains and losses on derivatives to offset related results on the hedged items in the income statement and requires that a company must document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000.

            SFAS No. 133 allows special hedge accounting for fair value and cash flow hedges. The gain or loss on a derivative instrument qualifying as a fair value hedge as well as the offsetting gain or loss on the hedged item are recognized currently in earnings. The effective portion of the gain or loss on a derivative instrument qualifying as a cash flow hedge is initially reported as a component of other comprehensive income. It is reclassified into earnings in the period in which the cash flows affect earnings. The statement could increase volatility in earnings and other comprehensive income or involve certain changes in our business practices.

            We hedge certain of our fixed rate receivables and investments using interest rate swap agreements or futures contracts to mitigate the effects of changes in interest rates. Under current generally accepted accounting principles any gain or loss on the derivatives is deferred and recognized into income when the asset is disposed of. In contrast, SFAS No. 133 will require that changes in the fair value of the derivative instrument are recognized currently in earnings. To the extent that we are able to satisfy certain fair value hedge criteria, the change in value of the assets due to changes in interest rates is also recognized currently in earnings. We currently hedge interest rate exposure related to debt issuances and, to a lesser extent, foreign exchange exposure related to our international operations.

            SFAS No. 133 also requires that most warrants to acquire stock of publicly traded companies and certain privately held companies are classified as derivatives. Consequently, the changes in fair value of the warrant will be recognized in earnings each reporting period.

            We adopted SFAS No. 133 on January 1, 2001. Adoption of this new accounting standard will result in:

•	cumulative before-tax reductions in net income of approximately $6 million to be recorded in the first quarter of 2001; and

•	after-tax reductions through other comprehensive income, a component of stockholders’ equity, of approximately $1 million in the first quarter of 2001.

            The adjustment to net income relates primarily to certain economic hedging relationships that do not qualify for special accounting treatment under the new standard as well as ineffectiveness arising from other hedging relationships. The one-time impact of implementing SFAS No. 133 is the effect of an accounting change and should, therefore, not be considered as part of our results of operations for 2001.

Statement of Financial Accounting Standards No. 140

            In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125. This statement requires new disclosures about securitization transactions entered into during the period, and retained interests in securitized financial assets existing at the balance sheet date. These changes must be applied for fiscal years ending after December 15, 2000 and accordingly, we have included additional disclosures in this Form 10-K in order to comply with the expanded disclosure requirements. Other provisions of SFAS No. 140, including a revision to the criteria for qualifying special purpose entities (QSPEs), must be applied prospectively to transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001. We are currently assessing the impact of this statement on our sale and securitization activities.

Proposed Statement on Business Combinations and Intangible Assets

            The FASB has reached a tentative agreement to modify the accounting for business combinations. Under the proposed modification, pooling-of-interests accounting would be eliminated. Additionally, the goodwill generated in a purchase acquisition transaction would no longer be amortized against earnings over an estimated life. Instead, goodwill would be recorded as a permanent asset and would be reviewed for impairment and expensed against earnings only in periods in which its recorded value exceeded its fair market value.

             There is no specific deadline for the completion of the FASB’s review of this project. The earliest expected completion date is the end of the second quarter of 2001. FASB has indicated that all issues raised under this exposure draft remain open to continuing deliberation.

27. Subsequent Events

            In January 2001, we amended our asset backed commercial paper conduit facility to include additional conduit participants. Under the amended facility, committed liquidity support now totals approximately $1.5 billion. Also in January 2001, we utilized an additional $300 million of liquidity under this facility. Available liquidity support, subsequent to this drawdown, totals $450 million.

            In February 2001, we granted to various employees approximately 1.6 million options to purchase shares of Heller’s Class A Common Stock. No compensation expense was recorded in conjunction with the awards, as the exercise price equaled the market value of the stock on the date of grant. The options vest equally over each of the next four years.

            In February 2001, we granted approximately 108,000 shares of restricted Class A Common Stock to employees of Heller. Compensation expense will be recorded ratably over the vesting periods, which range from two to five years.

            On February 15, 2001, we paid dividends of $0.10 per share on our Class A and Class B Common Stock.

            On February 16, 2001, we announced a strategic decision to discontinue the origination of SBA loans through Small Business Finance, effective immediately. Increased competition from banks focused on capturing small business customers by cross-selling a range of financial products, such as cash management and depository banking services in addition to SBA loans, have made the pricing and returns on this product less attractive. Our decision to stop the origination of new business in this market will permit us to re-deploy capital and other resources to our other businesses where we see better growth prospects that, we believe, will enhance shareholder value. Despite ceasing origination in Small Business Finance, we will fund existing commitments and intend to continue servicing the Small Business Finance portfolio in accordance with our customary business practices. We expect to record a one time non-operating pre-tax charge of less than $15 million for severance and leasehold related costs in the first quarter of 2001, as a result of this decision.

            All of the above items were completed by February 16, 2001.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The information required by this item pertaining to executive officers of the Company is set forth in Item I of Part I. The information required by this item pertaining to the directors of the Company and with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the Company’s Proxy Statement for the 2001 Annual Meeting of Stockholders. Directors of Heller may also be directors of wholly-owned subsidiaries.

ITEM 11.    EXECUTIVE COMPENSATION

            The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2001 Annual Meeting of Stockholders.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

            (a) Documents Filed as Part of This Report:

1.	Financial Statements (All Financial Statements listed below are those of the Company and its consolidated subsidiaries):

Report of Independent Public Accountants—Arthur Andersen LLP

Consolidated Balance Sheets—December 31, 2000 and 1999

Consolidated Statements of Income for the Years Ended December 31, 2000, 1999 and 1998

Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2000, 1999 and 1998

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
Exhibit (4)(c) to the Company’s Annual Report on Form 10-K for the
Fiscal Year ended December 31, 1998, as amended on Form 10-K/A (File
No. 1-6157).

(4)(d)	Heller Financial, Inc. Standard Multiple-Series Indenture Provisions dated
February 5, 1987 are incorporated by reference to Exhibit (4)(a) to the
Company’s Registration Statement on Form S-3 dated February 5, 1987
(File No. 33-11757).

(4)(e)	Indenture dated as of September 1, 1995 between the Company and State
Street Bank and Trust Company, as successor to Shawmut Bank
Connecticut, National Association, as Trustee, with respect to Senior
Securities is incorporated by reference to Exhibit 4.3 to the Company’s
Registration Statement on Form S-3 dated October 23, 1997 (File No.
333-38545).

(4)(f)	First Supplemental Indenture dated as of October 13, 1995, to the
Indenture dated as of September 1, 1995, between the Company and State
Street Bank and Trust Company, as successor to Shawmut Bank
Connecticut, National Association, as Trustee, with respect to Senior
Securities is incorporated by reference to an exhibit to the Company’s
Current Report on Form 8-K, filed October 18, 1995 (File No. 1-6157).

(4)(g)	Second Supplemental Indenture dated November 17, 1997 to the Indenture dated September 1, 1995 between the Company and State Street Bank and
Trust Company, as Trustee, with respect to Senior Securities is incorporated by reference to Exhibit 4(a) to the Company’s Current Report on Form 8-K filed December 4, 1997 (File No. 1-6157).

(4)(h)	Third Supplemental Indenture dated as of August 16, 1999 to the Indenture dated September 1, 1995 between the Company and State Street Bank and
Trust Company, as Trustee, with respect to Senior Securities is incorporated by reference to Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 1-6157).

(4)(i)	Indenture dated as of September 1, 1995 between the Company and State
Street Bank and Trust Company, as successor to Shawmut Bank
Connecticut, National Association, as Trustee, with respect to
Subordinated Securities is incorporated by reference to Exhibit 4.5 to the
Company’s Registration Statement on Form S-3 dated October 23, 1997
(File No. 333-38545).

(4)(j)	First Supplemental Indenture dated as of October 13, 1995, to the Indenture
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
Street Bank and Trust Company, as successor to Shawmut Bank
Connecticut, National Association, as Trustee, with respect to Junior
Subordinated Securities is incorporated by reference to Exhibit 4.7 to the
Company’s Registration Statement on Form S-3 dated October 23, 1997
(File No. 333-38545).

(4)(l)	First Supplemental Indenture dated October 13, 1995 to the Indenture dated as of September 1, 1995 between the Company and State Street
Bank and Trust Company, as successor to Shawmut Bank Connecticut,
National Association, as Trustee, with respect to Junior Subordinated
Securities is incorporated by reference to Exhibit 4(d)(i) to the Company’s
Current Report on Form 8-K filed October 18, 1995 (File No. 1-6157).

(4)(m)	Form of Medium-Term Note, Series J (Fixed Rate) due from 9 months to
30 years from date of issue is incorporated by reference to Exhibit 4(a) to the Company’s Current Report on Form 8-K filed October 6, 1999 (File
No. 1-6157).

(4)(n)	Form of Medium-Term Note, Series J (Fixed Rate/Currency Indexed) due
from 9 months to 30 years from date of issue is incorporated by reference to Exhibit 4(b) to the Company’s Current Report on Form 8-K filed
October 6, 1999 (File No. 1-6157).

(4)(o)	Form of Medium-Term Note, Series J (Floating Rate) due from 9 months to 30 years from date of issue filed as Exhibit 4(c) to the Company’s
Current Report on Form 8-K filed October 6, 1999 (File No. 1-6157).

(4)(p)	Form of Medium-Term Note, Series J (Floating Rate/Currency Indexed)
due from 9 months to 30 years from date of issue is incorporated by reference to Exhibit 4(d) to the Company’s Current Report on Form 8-K
filed October 6, 1999 (File No. 1-6157).

(4)(q)*	Programme Manual dated October 16, 2000 for $2,000,000,000 Euro Medium-Term Programme for which Heller Financial, Inc. is an issuer and guarantor and Heller Financial Canada, Ltd. is an issuer.

(10)(a)	Amended and Restated Keep Well Agreement between The Fuji Bank,
Limited (Fuji Bank) and the Company, as amended, is incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on
Form S-3 dated July 8, 1998 (File No. 333-58723).

(10)(b)	Registration Rights Agreement dated May 6, 1998 between the Company and Fuji Bank is incorporated by reference to Exhibit (10)(b) to the
Company’s Annual Report on Form 10-K for the Year Ended December
31, 1998, as amended on Form 10-K/A (File No. 1-6157).

(10)(c)	Services Agreement dated January 1, 1985 between the Company and Fuji
Bank is incorporated by reference to Exhibit (10)(e) to the Company’s
Annual Report on Form 10-K for the Fiscal Year ended December 31,
1992 (File No. 1-6157).

(10)(d)	Management Services Agreement dated as of January 2, 1998 between
Fuji America Holdings, Inc. (FAHI) and the Company is incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K
for the Fiscal Year ended December 31, 1997, as amended on Form
10-K/A (File No. 1-6157).

(10)(e)	Agreement for the Allocation of Federal Income Tax Liability and Benefits
among FAHI and the Company, effective as of January 2, 1998, incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 1998, as amended on Form
10-K/A (File No. 1-6157).

(10)(f)†	Supplemental Executive Retirement Benefit Plan, amended and restated
effective January 1, 1996, is incorporated by reference to Exhibit (10)(e) to the Company’s Annual Report on Form 10-K for the Fiscal Year ended
December 31, 1996 (File No. 1-6157).

(10)(g)†	First Amendment to the Company’s Supplemental Executive Retirement
Plan. effective as of January 1, 1999, is incorporated by reference to the
Company’s Quarterly Report on Form 10-Q for the period ended
September 30, 1999 (File No. 1-6157).

(10)(h)†	1998 Heller Financial, Inc. Stock Incentive Plan is incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form
S-2 initially filed on February 26, 1998, as amended (File No. 333-46915).

(10)(i)†*	Amendment dated January 17, 2001 to 1998 Stock Incentive Plan.

(10)(j) †*	Heller Financial, Inc. Executive Deferred Compensation Plan (as amended and restated effective as of January 1, 2001).

(10)(k) †*	First Amendment of Heller Financial, Inc. Executive Deferred Compensation Plan (as amended and restated effective as of January 1, 2001).

(10)(l) †*	Heller Financial, Inc. 2000-2001 Long-Term Incentive Plan.

(10)(m) †*	Heller Financial, Inc. 2000-2002 Long-Term Incentive Plan.

(10)(n) †*	Heller Financial, Inc. Deferral Restoration Plan (Effective January 1, 2001).

(10)(o)	Employment Letter Agreement, dated as of December 31, 1999, between the Company and Richard J. Almeida.

(10)(p)	Employment Letter Agreement, dated as of December 31, 1999, between the Company and Frederick E. Wolfert.

(10)(q)†	Form of Change in Control Agreement is incorporated by reference to
Exhibit 10.32 to the Company’s Registration Statement on Form S-2
initially filed on February 26, 1998, as amended (File No. 333-46915).

(12)*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

(21)*	Subsidiaries of the Registrant.

(23)*	Consent of Independent Public Accountants.

             *Filed herewith.

             †Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

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

            (b) Current Reports on Form 8-K:

Date of Report	Item	Description
October 19, 2000	5,7	A report filing a press release announcing the declaration of dividends on the Company’s common and preferred stocks.

October 20, 2000	5,7	A report filing a press release announcing earnings for the quarter ending September 30, 2000.

January 17, 2001	5,7	A report filing a press release announcing the declaration of dividends on the Company’s common and preferred stocks.

January 18, 2001	5,7	A report filing a press release announcing (i) earnings for
the year ending December 31, 2000, (ii) selection by the
Board of Directors of May 3, 2001 as the date for the
Annual Meeting of Stockholders, and (iii) selection by the
Board of Directors of March 9, 2001 as the record date for
		voting at the Annual Meeting of Stockholders.

February 20, 2001	5,7	A report filing a press release announcing the cessation of new business origination in the Company’s Small Business Finance unit.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of February, 2001.

HELLER FINANCIAL , INC .

/S / RICHARD J. ALMEIDA
By:
Richard J. Almeida
Chairman and Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on behalf of the registrant in their capacities and on the date indicated.

Signature	Title	Date

/S / RICHARD J. ALMEIDA Richard J. Almeida	Chairman and Chief Executive Officer	February 21, 2001

/S / LAWRENCE G. HUND Lawrence G. Hund	Executive Vice President, Controller, and Chief Accounting Officer	February 16, 2001

/S / LAURALEE E. MARTIN Lauralee E. Martin	Executive Vice President and Chief Financial Officer	February 22, 2001

/S / FREDERICK E. WOLFERT Frederick E. Wolfert	Director, President and Chief Operating Officer	February 21, 2001

/S / MICHAEL A. CONWAY Michael A. Conway	Director	February 19, 2001

/S / TAKAAKI KATO Takaaki Kato	Director	February 21, 2001

/S / MARK KESSEL Mark Kessel	Director	February 20, 2001

/S / TETSUO KUMON Tetsuo Kumon	Director	February 20, 2001

/S / TAKASHI MAKIMOTO Takashi Makimoto	Director	February 20, 2001

Signature	Title	Date

/S / FRANK S. PTAK Frank S. Ptak	Director	February 26, 2001

/S / MASAHIRO SAWADA Masahiro Sawada	Director	February 21, 2001

/S / KENICHIRO TANAKA Kenichiro Tanaka	Director	February 26, 2001

/S / MICHIO UENO Michio Ueno	Director	February 20, 2001