Form 10-Q
period 2001-03-31
HELLER FINANCIAL INC
filed 2001-05-10
CIK 46738

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
✓	Quarterly report for the period ended March 31, 2001 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-6157

Heller Financial, Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-1208070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 W. Monroe Street, Chicago, Illinois	60661
(Address of principal executive offices)	(Zip Code)

(312) 441-7000
(Registrant's telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        45,858,511 shares of Class A Common Stock, $.25 par value, outstanding at April 26, 2001.
        51,050,000 shares of Class B Common Stock, $.25 par value, outstanding at April 26, 2001.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

HELLER FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except for information on shares)

ASSETS	March 31,	December 31,
	2001	2000

	(unaudited)	(audited)
Cash and cash equivalents	$1,260	$732
Receivables (Note 2)
Commercial loans
Term loans	4,532	4,973
Revolving loans	2,053	2,052
Real estate loans	2,771	2,686
Factored accounts receivable	2,249	2,615
Equipment loans and leases	3,590	3,640

Total receivables	15,195	15,966
Less: Allowance for losses of receivables (Note 2)	339	342

Net receivables	14,856	15,624
Equity and real estate investments	751	795
Debt securities	886	755
Operating leases	655	695
Investments in international joint ventures	211	216
Lending partnerships	328	267
Goodwill	448	458
Other assets	606	519

Total assets	$20,001	$20,061

LIABILITIES AND STOCKHOLDERS' EQUITY

Senior debt
Commercial paper and short-term borrowings	$4,138	$5,127
Notes and debentures (Note 3)	11,595	10,525

Total senior debt	15,733	15,652
Credit balances of factoring clients	827	982
Other payables and accruals	846	840

Total liabilities	17,406	17,474
Minority interest	13	12
Stockholders' equity
Non-redeemable Preferred Stock	400	400
Class A Common Stock ($.25 par; 500,000,000 shares authorized; 46,936,792 shares issued and 45,820,401 shares outstanding)	12	12
Class B Common Stock ($.25 par; 300,000,000 shares authorized; 51,050,000 shares issued and outstanding)	13	13
Additional paid in capital	1,640	1,631
Retained earnings	605	554
Treasury stock (1,116,391 shares) (Note 5)	(26)	(19)
Accumulated other comprehensive income	(62)	(16)

Total stockholders' equity	2,582	2,575

Total liabilities and stockholders' equity	$20,001	$20,061

The accompanying Notes to Consolidated Condensed Financial Statements
are an integral part of these statements.

HELLER FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in millions, except for per share information)

	For the Three Months Ended March 31,

	2001	2000

	(unaudited)

Interest income	$403	$361
Interest expense	249	215

Net interest income	154	146
Fees and other income	71	88
Factoring commissions	16	17
Income of international joint ventures	12	10

Operating revenues	253	261
Operating expenses	111	117
Provision for losses	31	30
Small Business Finance charge	12	—

Income before taxes, minority interest, and cumulative effect of change in accounting for derivatives	99	114
Income tax provision	31	38
Minority interest	—	1

Income before cumulative effect of change in accounting for derivatives	68	75

Cumulative effect on prior years of change in accounting for derivatives (net of taxes)	(4)	—

Net income	$64	$75

Dividends on preferred stock	$7	$7

Net income applicable to common stock	$57	$68

Basic net income applicable to common stock per share (Note 6)	$0.59	$0.70

Diluted net income applicable to common stock per share (Note 6)	$0.58	$0.70

The accompanying Notes to Consolidated Condensed Financial Statements
are an integral part of these statements.

CONSOLIDATED CONDENSED STATEMENTS OF
CHANGES IN STOCKHOLDERS' EQUITY
(in millions)
(unaudited)

	Non- Redeemable Preferred Stock	Class A Common Stock	Class B Common Stock	Treasury Stock (Note 6)	Add’l Paid In Capital	Accum. Other Compre- hensive Income	Retained Earnings	Total	Compre- hensive Income
BALANCE AT DECEMBER 31, 1999	$400	$12	$13	$ (9)	$1,626	$(27)	$332	$2,347
Comprehensive Income:
Net income	—	—	—	—	—	—	75	75	$ 75
Other comprehensive income, net of tax:
Unrealized loss on securities, net of tax benefit of $3	—	—	—	—	—	—	—	(7)	(7)
Foreign currency translation adjustments, net of tax of $ (16)	—	—	—	—	—	—	—	1	1

Other comprehensive income	—	—	—	—	—	(6)	—	—	(6)

Comprehensive income	—	—	—	—	—	—	—	—	$ 69

Repurchase of Class A Common Stock	—	—	—	(13)	—	—	—	(13)
Vesting of restricted shares	—	—	—	—	1	—	—	1
Preferred stock dividends	—	—	—	—	—	—	(7)	(7)
Common stock dividends	—	—	—	—	—	—	(9)	(9)

BALANCE AT MARCH 31, 2000	$400	$12	$13	$(22)	$1,627	$(33)	$391	$2,388

BALANCE AT DECEMBER 31, 2000	$400	$12	$13	$(19)	$1,631	$(16)	$554	$2,575
Comprehensive Income:
Net income before cumulative effect of change in accounting for derivatives	—	—	—	—	—	—	68	68	$ 68
Other comprehensive income, net of tax:
Transition adjustment related to change in accounting for derivatives, net of tax of $ (2)	—	—	—	—	—	—	—	(4)	(4)
Unrealized loss on qualifying cash flow hedges, net of tax of $ (1)	—	—	—	—	—	—	—	(2)	(2)
Unrealized loss on securities, net of tax benefit of $ 5	—	—	—	—	—	—	—	(8)	(8)
Foreign currency translation adjustments, net of tax of $ (7)	—	—	—	—	—	—	—	(32)	(32)

Other comprehensive Income	—	—	—	—	—	(46)	—	—	(46)

Comprehensive income	—	—	—	—	—	—	—	—	$ 22

Issuance of Class A Common Stock	—	—	—	—	8	—	—	8
Repurchase of Class A Common Stock	—	—	—	(7)	—	—	—	(7)
Vesting of restricted shares	—	—	—	—	1	—	—	1
Preferred stock dividends	—	—	—	—	—	—	(7)	(7)
Common stock dividends	—	—	—	—	—	—	(10)	(10)

BALANCE AT MARCH 31, 2001	$400	$12	$13	$(26)	$1,640	$(62)	$605	$2,582

          The accumulated other comprehensive income balance included $0 million of unrealized losses, net of tax, on securities available for sale at March 31, 2001 and 2000, and unrealized losses, net of tax, on qualifying cash flow hedges of $(1) million and $0 million at March 31, 2001 and March 31, 2000, respectively. Accumulated other comprehensive income also included deferred foreign currency translation adjustments, net of tax, of $(57) million and $(33) million at March 31, 2001 and March 31, 2000, respectively, and $(4), net of tax, for the transition adjustment related to the change in accounting for derivatives at March 31, 2001.

The accompanying Notes to Consolidated Condensed Financial Statements
are an integral part of these statements.

HELLER FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions)

	For the Three Months Ended March 31,
	2001	2000

OPERATING ACTIVITIES	(unaudited)
Income before cumulative effect of change in accounting for derivatives	$68	$75
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses	31	30
Amortization and depreciation	14	18
Losses from equity investments	9	1
Provision for deferred taxes	7	11
(Decrease) increase in accounts payable and accrued liabilities	(17)	64
Undistributed income of international joint ventures	(8)	(5)
Decrease in interest payable	(15)	(6)
Net decrease (increase) in other assets	14	(16)
Other	(15)	(3)

Net cash provided by operating activities	88	169
INVESTING ACTIVITIES
Longer-term loans funded	(941)	(1,420)
Collections of principal	389	714
Securitizations, participations, syndications and loan sales	619	525
Net decrease (increase) in short-term loans and advances to factoring clients	512	(271)
Investment in operating leases	(27)	(298)
Investment in equity interests and other investments	(149)	(44)
Sales of investments and equipment on lease	55	40
Other	—	(54)

Net cash provided by (used for) investing activities	458	(808)
FINANCING ACTIVITIES
Senior note issuances	1,787	1,357
Retirement of notes and debentures	(802)	(409)
Decrease in commercial paper and other short-term borrowings	(989)	(281)
Net increase in advances from affiliates	2	—
Issuance of Class A Common Stock	8	—
Repurchase of Class A Common Stock	(7)	(13)
Cash dividends paid on preferred and common stock	(17)	(16)
Other	—	(1)

Net cash (used for) provided by financing activities	(18)	637

Increase (decrease) in cash and cash equivalents	528	(2)
Cash and cash equivalents at the beginning of the period	732	516

Cash and cash equivalents at the end of the period	$1,260	$514

The accompanying Notes to Consolidated Condensed Financial Statements
are an integral part of these statements.

HELLER FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

(1)       Basis of Presentation

            These consolidated condensed financial statements should be read in conjunction with the financial statements and notes included in the annual report on Form 10-K of Heller Financial, Inc. (including its consolidated subsidiaries, Heller or the Company, which may be referred to as we, us or our) for the year ended December 31, 2000. In management's opinion, all adjustments considered necessary for a fair presentation are included in these financial statements and were of a normal, recurring nature. Certain prior year amounts have been reclassified to conform to the current year's presentation.

(2)       Impaired Receivables and Repossessed Assets

            We do not recognize interest and fee income on impaired receivables or repossessed assets, both of which are classified as nonearning, as set forth in the following table:

	March 31, 2001	December 31, 2000

	(in millions)
Impaired receivables	$294	$285
Repossessed assets	21	22

Total nonearning assets	$315	$307

Ratio of total nonearning assets to total lending assets	2.1%	1.9%

            Nonearning assets included $30 million and $37 million at March 31, 2001 and December 31, 2000, respectively, for our International Factoring and Asset Based Finance Segment.

            The average investment in nonearning impaired receivables was $291 million for the three months ended March 31, 2001 and $211 million for the three months ended March 31, 2000.

            Loan Modifications-

            At March 31, 2001 and December 31, 2000, we did not have any loans that are considered troubled debt restructures. At March 31, 2001 there were no loans that were restructured and returned to earning status.

            Allowance for Losses-

            The change in the allowance for losses of receivables during the first three months of 2001 included an additional provision of $31 million and gross writedowns and recoveries of $44 million and $13 million, respectively. Impaired receivables with identified reserve requirements totaled $274 million at March 31, 2001 and $260 million at December 31, 2000.

	March 31, 2001	December 31, 2000

	(in millions)

Identified reserve requirement for impaired receivables	$87	$78
Additional allowance for losses of receivables	252	264

Total allowance for losses of receivables	$339	$342

Ratio of allowance for losses of receivables to nonearning impaired receivables	115%	120%

(3)       Senior Debt - Notes and Debentures

            We issued and retired the following notes and debentures during the three months ended March 31, 2001 (excluding unamortized premium and discount):

Principal Amount

(in millions)
Issuances:
Variable rate notes due on various dates ranging from July 17, 2001 to June 20, 2004	$168
Fixed rate notes with interest rates ranging from 5.58% to 6.40% due on various dates ranging from December 11, 2001 to March 15, 2006	1,619

$1,787

Retirements:
Variable rate notes due on various dates ranging from January 12, 2001 to March 19, 2001	$290
Fixed rate notes with interest rates ranging from 5.48% to 7.27% due on various dates ranging from January 16, 2001 to March 1, 2001	512

$802

            At March 31, 2001, we have total committed credit and asset sale facilities totaling $5.7 billion, of which $5.6 billion was available for use at March 31, 2001.

            We have approximately $4.2 billion in available liquidity support, split equally between two bank credit facilities. One of these is a 5-year facility expiring in April 2005 and the other is a 364-day facility expiring in April 2001. See Note 10-Subsequent Events-for information on the renewal of our 364-day bank credit facility.

            Also included in committed facilities are foreign bank credit facilities totaling $1 billion (U.S. dollar equivalent) for our consolidated international subsidiaries and $15 million under foreign currency revolving credit facilities. As of March 31, 2001, there was approximately $950 million available under these facilities.

            Also included in committed facilities is approximately $240 million of additional alternative liquidity, which is available by discounting eligible French receivables with the French Central Bank since Factofrance is a registered financial institution in France. The entire facility was available for use at March 31, 2001.

        In addition to the above facilities, our wholly-owned subsidiary, Factofrance, has two factored accounts receivable sale facilities. These facilities allow us to sell an undivided interest of up to FRF 1.7 billion (approximately $250 million) in a designated pool of our factored accounts receivable to two bank-sponsored conduits, on a limited recourse basis. As of March 31, 2001, these facilities were fully utilized.

        We have an asset backed commercial paper conduit facility that allows us to sell participations in a designated pool of Corporate Finance cash-flow loans to bank-sponsored conduits, on a limited recourse basis. Liquidity support under this facility totals $1.4 billion, of which $1 billion was utilized at March 31, 2001. The underlying liquidity support for the conduits is provided by unaffiliated commercial banks. The commitment period of this liquidity support is 364 days and may be renewed annually by the banks, at their discretion.

        We have a shelf registration statement, filed with the Securities and Exchange Commission, covering the sale of up to $10 billion in debt securities (including medium-term notes), senior preferred stock and Class A Common Stock. As of March 31, 2001, we had approximately $4.3 billion available under this shelf registration.

        We have a Euro Medium-Term Note Program for the issuance of up to $2 billion (U.S. dollar equivalent) in notes to be issued from time to time. As of March 31, 2001, approximately $1.2 billion (U.S. dollar equivalent) was available under this program.

           We have a Euro commercial paper program and a Canadian commercial paper program for the issuance of notes up to $1 billion and $250 million (U.S. dollar equivalent), respectively. As of March 31, 2001, there was $449 million and $211 million, respectively, available under these programs.

(4)       Derivative Financial Instruments Used for Risk Management Purposes

                We utilize derivatives, primarily interest rate swaps, to match more closely the interest rate and maturity characteristics of our assets and liabilities. Derivatives that qualify as fair value hedges include interest rate swaps that change the characteristics of fixed rate debt to that of variable rate debt and interest rate swaps that alter the interest rate characteristics of specific fixed rate asset pools to more closely match the interest rate terms of the underlying financing. Derivatives that qualify as cash flow hedges include interest rate swaps that change the characteristics of variable rate debt to that of fixed rate debt. We also use interest rate swaps to modify the variable rate basis of a liability to more closely match the variable rate basis used for variable rate receivables.

                      At March 31, 2001, we had approximately $5.5 billion and $2.2 billion in notional amount of interest rate swaps and basis swap agreements, respectively.

                     We also utilize interest rate futures, as fair value hedges, to hedge the interest rate risk of a portion of our fixed rate receivables portfolio. At March 31, 2001 we held 10-year, 5-year, and 2-year interest rate futures contracts with equivalent notional amounts of $192 million, $58 million and $91 million, respectively.

           To minimize the effect of fluctuations in foreign currency exchange rates on our financial results, we periodically enter into forward currency exchange contracts, cross currency swap agreements or enter into currency options or currency option combinations. These financial instruments serve as hedges of our foreign investment in international subsidiaries and joint ventures or effectively hedge the translation of the related foreign currency income. We held $1.2 billion in notional amount of forward currency exchange contracts, and $725 million in notional amount of cross currency swap agreements at March 31, 2001. Included in the cross currency interest rate swap agreements were $523 million used to hedge debt instruments issued in foreign currencies as of March 31, 2001. The remaining cross currency interest rate swap agreements were primarily used to hedge foreign currency denominated intercompany receivables. Through these contracts, we effectively sell the local currency and buy U.S. dollars. We also periodically enter into forward contracts to hedge receivables denominated in foreign currencies or purchase foreign currencies in the spot market to settle a foreign currency denominated liability.

           During the three months ended March 31, 2001, we entered into $1.8 billion of interest rate swaps. These instruments had the effect of converting $1.6 billion of fixed rate debt to a variable rate, $119 million of variable rate debt to another variable rate index, $34 million of variable rate debt to a fixed rate and $12 million of fixed rate assets to a variable rate. During the same period, $1.2 billion of our interest rate swaps were terminated or matured.

           For the quarter ended March 31, 2001, the combined effect of a net gain of less than $1 million was driven primarily by a gain on fair value hedges of fixed rate assets of approximately $4 million, offset by a loss on the hedges of foreign currency intercompany debt of slightly less than $4 million. These amounts are classified as Other Income on the Consolidated Condensed Statements of Income. The income statement impact of cash flow hedges was not significant for the first quarter and is not expected to have a significant impact for the year.

            For forward contracts that qualify as hedges of the foreign currency exposure of our net investments in foreign operations, a gain of $6.5 million is included in the cumulative translation adjustment for the quarter ended March 31, 2001.

(5)      Treasury Stock

           We have an executive deferred compensation plan (the Plan) in which certain of our employees may elect to defer a portion of their annual compensation on a pre-tax basis. The amount deferred remains an asset of Heller and is invested in several mutual funds and in Class A Common Stock of Heller. Investments in our Class A Common Stock under this Plan are reported as treasury stock and are included in the calculation of basic and diluted earnings per share. At March 31, 2001, we held 361,450 shares of treasury stock through the Plan.

           In addition, we held 754,941 shares of our Class A Common Stock for use in meeting the requirements of our current stock incentive compensation plans and for other corporate purposes.

(6)      Basic and Diluted Net Income Per Share and Pro Forma Net Income Per Share

        The following table shows the calculation of net income applicable to common stock per share on a basic and diluted basis for the periods indicated:

	Quarter Ended March 31,
	Basic		Diluted
	2001	2000	2001	2000
Net income applicable to common stock (in millions)	$57	$68	$57	$68

Average equivalent shares of common stock outstanding (in thousands)	96,999	96,677	96,999	96,677
Stock options	—	—	973	95

Total average equivalent shares	96,999	96,677	97,972	96,772

Net income per share	$0.59	$0.70	$0.58	$0.70

            The table below presents net income applicable to common stock per share on a basic and diluted basis, excluding the after-tax charge related to the discontinuation of the origination of Small Business Administration (SBA) loans through our Small Business Finance unit, and a one-time charge for the cumulative effect of a change in accounting for derivatives:

	Quarter Ended March 31,
	Basic		Diluted
	2001	2000	2001	2000
Net income applicable to common stock, net of Small Business Finance charge and cumulative effect of a Change in accounting for derivatives (in millions)	$69	$68	$69	$68

Average equivalent shares of common stock outstanding (in thousands)	96,999	96,677	96,999	96,677
Stock options	—	—	973	95

Total average equivalent shares	96,999	96,677	97,972	96,772

Net income per share	$0.71	$0.70	$0.70	$0.70

(7)      Statement of Cash Flows

            Noncash investing activities that occurred during the three month period ended March 31, 2001 included $4 million of receivables classified as repossessed assets. We paid income taxes of $19 million and $34 million during the three month periods ended March 31, 2001 and 2000, respectively.

(8)      Operating Segments

           The following table summarizes financial information concerning our reportable segments:

	Domestic Commercial Finance		International Factoring and Asset Based Finance		Consolidated Company

Total assets:
March 31, 2001	$17,190		$2,811		$20,001
December 31, 2000	16,792		3,269		20,061
Total revenues:
March 31, 2001	$431		$71		$502
March 31, 2000	390		86		476
Net income:
March 31, 2001	$52	(1)	$12		$64
March 31, 2000	58		17	(2)	75

(1)	includes a net after-tax charge of $8 million for the discontinuation of the origination of SBA loans and a net after-tax charge of $4 million for the cumulative effect of a change in accounting for derivatives.
(2)	includes a net after-tax gain of $7 million relating to the sale of one international investment and the liquidation of another.

(9)      Small Business Finance Charge

                In connection with the decision to discontinue the origination of SBA loans through the Small Business Finance unit, we incurred a one time pre-tax charge of approximately $12 million (approximately $8 million after-tax). This amount primarily relates to severance benefits and facility-related costs.

                Of the total costs incurred related to this transaction, approximately $5 million remains a liability as of March 31, 2001.

(10)    Subsequent Events

Declaration of Dividends —

Stock	Declaration Date	Dividend per Share	Record Date	Payable Date

Class A Common	April 19, 2001	$0.10	May 1, 2001	May 15, 2001

Class B Common	April 19, 2001	$0.10	May 1, 2001	May 15, 2001

Cumulative Perpetual Senior Preferred Stock, Series A	April 19, 2001	$0.5078125	May 1, 2001	May 15, 2001

Fixed Rate Noncumulative Perpetual Senior Preferred Stock, Series C	April 19, 2001	$1.67175	May 1, 2001	May 15, 2001

Fixed Rate Noncumulative Perpetual Senior Preferred Stock, Series D	April 19, 2001	$1.7375	May 1, 2001	May 15, 2001

Preferred Stock Redemption-

                In April 2001, we announced that all of the 5,000,000 outstanding shares of our 8-1/8% Cumulative Perpetual Senior Preferred Stock, Series A, will be redeemed on May 15, 2001. The redemption price will be $25.00 per share, plus accrued and unpaid dividends to the date of redemption, payable to holders of record thereof on May 1, 2001.

Mandatory Enhanced Dividend Securities Offering-

                On May, 2001, the Company sold 7,000,000 units of Mandatory Enhanced Dividend Securities (MEDS) at $25 per unit, for total gross proceeds of $175 million. Each MEDS unit will be convertible to a variable number of shares of class A common stock in three years from the time of purchase.

Bank Credit Facility Renewal-

                On April 26, 2001, we increased and renewed our 364-day bank credit facility for a total amount of $2.2 billion.

(11)    Accounting Developments

Statement of Financial Accounting Standards No. 133

            Effective January 1, 2001, the Company adopted the provisions of the Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 137, Deferral of the Effective Date of FASB Statement No. 133 and Statement of Financial Accounting Standards No. 138, Accounting for Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (collectively referred to as SFAS No. 133). This Statement establishes accounting and reporting standards requiring all derivative instruments (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value. Changes in the fair value of the derivative are to be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows gains and losses on derivatives to offset related results on the hedged items in the income statement and requires that a company must document, designate, and assess the effectiveness of transactions that receive hedge accounting.

Adoption of this new accounting standard resulted in:

•	cumulative before-tax reductions in net income of approximately $6 million (approximately $4 million after-tax) recorded in the first quarter of 2001; and
•	after-tax reductions through other comprehensive income, a component of stockholders' equity, of approximately $1 million in the first quarter of 2001.

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

Statement of Financial Accounting Standards No. 140

            In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125. This statement requires new disclosures about securitization transactions entered into during the period, and retained interests in securitized financial assets existing at the balance sheet date. Other provisions of SFAS No. 140, including a revision to the criteria for qualifying special purpose entities (QSPEs), must be applied prospectively to transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001. We are incorporating the provisions of this statement to transactions beginning in the second quarter of 2001. The adoption of SFAS No. 140 did not have an impact on the financial results of the Company.

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

            There is no specific deadline for the completion of the FASB's review of this project. The earliest expected completion date is the end of the second quarter of 2001. FASB has indicated that all issues raised under this exposure draft remain open to continuing deliberation. The elimination of pooling-of-interests accounting will not impact the Company as we are majority-owned by Fuji America Holdings, Inc., and therefore do not qualify for pooling-of-interests accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview. Net income for the three months ended March 31, 2001 totaled $76 million, excluding the effect of a one-time charge of $8 million, net of tax, related to the discontinuation of the origination of SBA loans through our Small Business Finance unit, and a one-time charge of $4 million, net of tax, related to the adoption of the new accounting standard for derivatives. This compares to $75 million for the same prior year period. Prior to adjusting for these one-time charges in the first quarter of 2001, net income was $64 million. Net income applicable to common stock for the three months ended March 31, 2001 was $69 million, after adjusting for the two one-time charges in the first quarter of 2001. This compares to $68 million for the same prior year period. Including the two one-time charges in the first quarter of 2001, net income applicable to common stock was $57 million.

Operating Revenues. The following table summarizes our operating revenues for the three months ended March 31, 2001 and 2000:

	For the Three Months Ended March 31,
	2001 Amount	Percent of AFE	2000 Amount	Percent of AFE
		(annualized)		(annualized)
	(dollars in millions)
Net interest income	$154	3.6%	$146	3.7%
Non-interest income:
Fees and other income	71	1.7	88	2.2
Factoring commissions	16	0.3	17	0.4
Income of international joint ventures	12	0.3	10	0.3

Total operating revenues	$253	5.9%	$261	6.6%

Net Interest Income: Net interest income increased by $8 million or 5% for the first three months of 2001 versus 2000. The increase in net interest income is due to growth in our portfolio of lending assets for the first quarter of 2001 over the prior year period. Net interest margin as a percentage of Average Funds Employed (AFE) was 3.6% for the quarter ended March 31, 2001, modestly lower than the prior year quarter. This decrease reflects the impact of wider market credit spreads which caused our funding costs to increase relative to the rates we charge on our loans.

Non-Interest Income: The following table summarizes our non-interest income for the three months ended March 31, 2001 and 2000:

	For the Three Months
	Ended March 31,		Increase/(Decrease)
	2001	2000	Amount	Percent
	(dollars in millions)
Factoring commissions	$16	$17	$(1)	(6)%
Income of international joint ventures	12	10	2	20
Fees and other income:
Investment and asset sale income (1)	48	64	(16)	(25)
Fee income and other (2)	23	24	(1)	(4)

Total fees and other income	$71	$88	$(17)	(19)%

Total non-interest income	$99	$115	$(16)	(14)%

Non-interest income as a percentage of AFE (annualized)	2.3%	2.9%

(1)	Investment and asset sale income includes gains on securitizations, syndications and loan sales, net investment income and gains, equipment residual gains and participation income.
(2)	Fee income and other consists primarily of loan servicing income, late fees, prepayment fees, early termination fees, residual rental income and other miscellaneous income.

         Factoring commissions decreased modestly by $1 million, or 6% for the three months ended March 31, 2001 compared to the same prior year period. The decrease is primarily due to changes in exchange rates which have negatively affected the U.S. dollar equivalent for our consolidated subsidiaries' factoring commissions. Factofrance's commission rates increased slightly but were more than offset by a 7% decrease in factoring volume for the first three months of 2001 compared to the same prior year period. In local currency, however, Factofrance's factoring volume remained essentially flat over the same prior year period.

            Income of international joint ventures increased $2 million or 20% for the three months ended March 31, 2001 as compared to the prior year. These increases are primarily due to higher income from our European and Latin American joint ventures.

            Fees and other income totaled $71 million and decreased $17 million, or 19% for the first quarter of 2001 as compared to the prior year period due to a decrease in investment and asset sale income. Higher residual gains for the quarter ended March 31, 2001 were more than offset by a decline in income from our investments in limited partnership funds. In addition, the first quarter of 2000 included a net gain from the sale of one international investment and the liquidation of another.

Operating Expenses. The following table summarizes our operating expenses for the three months ended March 31, 2001 and 2000:

	For the Three Months
	Ended March 31,		Increase/(Decrease)

	2001	2000	Amount	Percent

	(dollars in millions)
Salaries and other compensation	$56	$62	$(6)	(9.7)%
General and administrative expenses	49	49	—	—
Goodwill and non-compete amortization	6	6	—	—

Total operating expenses	$111	$117	$(6)	(5.1)%

Total operating expenses as a percentage of average managed assets (annualized)	2.4%	2.7%
Ratio of operating expenses to operating revenues	44%	45%
Ratio of operating expenses, excluding goodwill and non-compete amortization, as a percentage of operating revenues	42%	43%

         Operating expenses totaled $111 million for the first quarter, a decrease of $6 million or 5% in comparison to the first quarter of 2000. The decrease is primarily due to staff reductions related to our decision to stop originating SBA loans and a reduction in compensation expense from our executive deferred compensation plan. The reduction in compensation expense for the executive deferred compensation plan is completely offset by a reduction in fees and other income. As a result, there is no net impact on our consolidated results of operations related to this item.

         Heller’s efficiency ratio improved to 44% for the first quarter of 2001 from 45% from the prior year period, as we continue to focus on controlling expense growth. Operating expenses as a percentage of average managed assets also improved to 2.4% from 2.7% for the same prior year period.

Small Business Finance Charge. We incurred a one time pre-tax charge of approximately $12 million (approximately $8 million after-tax) in connection with the decision to discontinue the origination of SBA loans through our Small Business Finance unit. This charge is primarily related to employee severance and facility related-costs. See Note 9 of our Consolidated Financial Statements.

Allowance for Losses. The following table summarizes the changes in our allowance for losses of receivables, including our provision for losses of receivables and repossessed assets, for the three months ended March 31, 2001 and 2000:

	For the Three Months
	Ended March 31,		Increase/(Decrease)

	2001	2000	Amount	Percent

Balance at beginning of period	$342	$316	$26	8%
Provision for losses	31	30	1	3
Writedowns	(44)	(26)	(18)	(69)
Recoveries	13	3	10	333
Other	(3)	(2)	(1)	(50)

Balance at end of period	$339	$321	$18	6%

Allowance as a % of receivables	2.2%	2.1%

     During the first quarter of 2001 net writedowns totaled $31 million, or 0.81% of average lending assets, in line with our targeted average level of 0.75% over a business cycle. Net writedowns for the first quarter of 2000 totaled $23 million or 0.62% of average lending assets. The increase in net-writedowns in the first quarter of 2001 relative to the same prior year period is due to the considerably slower growth in the U.S. economy in 2001, which resulted in higher writedowns in our cash-flow financings within the Corporate Finance portfolio. At March 31, 2001 the allowance for losses of receivables represented 2.2% of receivables.

Income Taxes. Our effective tax rate totaled 31% for the three months ended March 31, 2001 compared to 33% for the same prior year period. The effective rate for 2001 and 2000 remained below federal and state combined statutory rates due to the effect of earnings from international joint ventures, the use of tax credits and the impact of state tax planning activities.

LENDING ASSETS AND INVESTMENTS

Lending assets and investments were $18.0 billion at March 31, 2001, down 4% from the December 31, 2000 level. Domestic new business volume of approximately $1.1 billion for the three months ended March 31, 2001 was more than offset by portfolio runoff, syndications and loan sales of nearly $1.4 billion. Domestic new business volume decreased from the same prior year period primarily as a result of a significant number of operating lease transactions within our Leasing Services unit in the first quarter of 2000, as well as our decision to stop originating SBA loans in the first quarter of 2001. International Factoring and Asset Based Finance experienced a decrease in lending assets and investments from the prior year-end as a result of cyclical declines and the negative effect of foreign currency exchange rate movements. The following tables present our lending assets and investments by business segment and asset type as of March 31, 2001 and December 31, 2000:

	Lending Assets and Investments as of
	March 31,		December 31,
	2001	Percent	2000	Percent
	(dollars in millions)
By Business Segment:
Domestic Commercial Finance Segment
Corporate Finance (1)	$4,952	28%	$5,225	28
Leasing Services	4,344	24	4,434	24
Real Estate Finance	2,867	16	2,766	15
Healthcare Finance	1,625	9	1,563	8
Small Business Finance	1,333	7	1,440	8
Other	401	2	387	2

Total Domestic Commercial Finance Segment	15,522	86	15,815	85
International Factoring and Asset
Based Finance Segment	2,525	14	2,901	15

Total lending assets and investments	$18,047	100%	$18,716	100%

	Lending Assets and Investments as of
	March 31,		December 31,
	2001	Percent	2000	Percent
	(dollars in millions)
By Asset Type:
Receivables	$15,195	84%	$15,966	85%
Repossessed assets	21	—	22	—

Total lending assets	15,216	84	15,988	85
Debt securities	886	5	755	4
Equity and real estate investments	751	4	795	4
Operating leases	655	4	695	4
Lending partnerships	328	2	267	2
International joint ventures	211	1	216	1

Total lending assets and investments	$18,047	100%	$18,716	100%

Average lending assets	$15,602		$15,456

Total managed assets (2)	$18,633		$18,877

Average managed assets (2)	$18,755		$17,516

Funds employed (3)	$17,220		$17,734

Average funds employed (3)	$17,333		$16,978

(1)	Lending assets and investments at March 31, 2001 and December 31, 2000 were reduced by $1 billion and $700 million, respectively, of commercial cash flow loans sold to an asset backed commercial paper conduit facility.
(2)	Total managed assets include funds employed, plus receivables previously securitized or sold, for which we hold securities giving us an economic interest in the performance of these assets.
(3)	Funds employed include lending assets and investments, less credit balances of factoring clients.

            Corporate Finance lending assets and investments decreased by $273 million since the prior year-end as first quarter new business volume of approximately $370 million was more than offset by $300 million of commercial cash flow loans sold to an asset backed commercial paper conduit facility, combined with over $300 million of syndications and payoffs.

            Leasing Services lending assets and investments decreased by nearly $90 million during the first three months of 2001 as new business volume of over $300 million was more than offset by syndications, loan sales and payoffs of over $400 million.

            Growth in Real Estate Finance lending assets and investments of $101 million, or 4%, during the first quarter of 2001 was driven by new business volume of over $200 million and increased borrowings under existing lines of over $30 million. Asset growth was partially offset by $155 million in payoffs, syndications and loan sales.

            Healthcare Finance lending assets and investments increased $62 million, or 4% from the prior year-end and was driven by new business volume of $110 million, partially offset by payoffs of over $40 million.

            Lending assets and investments of Small Business Finance decreased by $107 million or 7% from 2000, primarily due to the decision to discontinue the origination of SBA loans. Loan sales and payoffs of $160 million more than offset new business volume of $55 million for the quarter ended March 31, 2001. See Note 9 of our Consolidated Financial Statements.

            Lending assets and investments of our International Factoring and Asset Based Financing Segment decreased approximately $400 million from the prior year-end due to cyclical declines and the negative effect of foreign currency exchange rate movements of approximately $170 million.

            At March 31, 2001, we had contractually committed to finance approximately $2.7 billion to new and existing borrowers. Our obligation to fund commitments is generally contingent upon the maintenance of specific credit standards by our borrowers. Since we expect many of the commitments to remain unused, the total commitment amount does not necessarily represent future cash requirements. We do not have any significant commitments to provide additional financing related to nonearning assets.

Revenues

        Total revenues include:
interest income, including rental income from operating leases;
fees and other income from domestic and consolidated international operations;
factoring commissions; and
our share of the net income of our international joint ventures.

            The following table shows our total revenues for the three months ended March 31, 2001 and 2000:

	Total Revenues For the Three Months Ended March 31,
	2001	Percent	2000	Percent
	(dollars in millions)
Domestic Commercial Finance Segment
Corporate Finance	$130	26%	$151	32%
Leasing Services	112	22	95	20
Real Estate Finance	79	16	63	13
Healthcare Finance	49	10	34	7
Small Business Finance	40	8	33	7
Other	21	4	14	3

Total Domestic Commercial Finance Segment	431	86	390	82
International Factoring and Asset
Based Finance Segment	71	14	86	18

Total revenues	$502	100%	$476	100%

     Total revenues increased $26 million or 5% from the prior year period principally reflecting increases in interest income and income from international joint ventures, partially offset by lower fees and other income. Corporate Finance experienced a $21 million decrease in revenues primarily due to a decrease in interest income, resulting from a significantly lower level of AFE, as well as lower net investment income. This reduction in AFE is due to the sale of $700 million and $300 million of Corporate Finance cash-flow loans to an asset-backed commercial paper conduit facility in the second half of 2000 and the first quarter of 2001, respectively. Leasing Services revenues increased $17 million due to an increase in interest income resulting from a higher level of AFE and higher residual gains. Real Estate Finance revenues increased $16 million due to an increase in interest income resulting from a higher level of AFE and higher net investment gains. Healthcare Finance revenues increased $15 million due to an increase in interest income resulting from a higher level of AFE and higher fees and other income. Small Business Finance revenues increased as a result of higher income recognized from the sale of $108 million of SBA 7(a) loans. International Factoring and Asset Based Finance experienced a $15 million decrease in revenues as higher interest income and income from international joint ventures were more than offset by lower investment and asset sale income, resulting primarily from a net gain on the sale of one international investment and the liquidation of another in the first quarter of the prior year.

PORTFOLIO QUALITY

     The credit quality of our portfolio continues to reflect the effectiveness of our credit strategies, underwriting and portfolio management and disciplined credit approval process. As of March 31, 2001, nonearning assets were $315 million or 2.1% of lending assets, at the low end of our targeted range of nonearning assets of 2-4% of lending assets. The following tables present certain information with respect to the credit quality of our portfolio:

	March 31,		December 31,
	2001		2000
		(dollars in millions)
Lending Assets and Investments:
Receivables	$15,195		$15,966
Repossessed assets	21		22

Total lending assets	15,216		15,988
Equity and real estate investments	751		795
Debt securities	886		755
Operating leases	655		695
Lending partnerships	328		267
Investment in international joint ventures	211		216

Total lending assets and investments	$18,047		$18,716

Nonearning Assets:
Impaired receivables	$294		$285
Repossessed assets	21		22

Total nonearning assets	$315		$307

Ratio of nonearning impaired receivables to receivables		1.9%	1.8%

Ratio of total nonearning assets to total lending assets		2.1%	1.9%

Allowances for Losses:
Allowance for losses of receivables	$339		$342

Ratio of allowance for losses of receivables to:
Receivables		2.2%	2.1%

Net writedowns (annualized)	2.7	x	3.0	x

Nonearning impaired receivables		115%	120%

Delinquencies:
Earning loans delinquent 60 days or more	$259		$267

Ratio of earning loans delinquent 60 days or more to receivables		1.7%	1.7%

	For The Three Months Ended March 31,
	2001		2000
	(dollars in millions)
Net writedowns of lending assets:
Total net writedowns	$31		$23

Ratio of net writedowns to average lending assets (annualized)	0.81%		0.62%

Nonearning Assets. Our nonearning assets were $315 million or 2.1% of lending assets at March 31, 2001. Nonearning assets remain at the low end of our targeted range of 2-4% of lending assets. Included in nonearning assets are repossessed assets of $21 million at March 31, 2001 and $22 million at December 31, 2000.

Allowance for Losses. The allowance for losses of receivables totaled $339 million representing 2.2% of receivables at March 31, 2001, a slight percentage increase from December 31, 2000. The Company considers this level of allowance for loan losses to be adequate to cover losses inherent in our loan portfolio at March 31, 2001.

Loan Modifications. We did not have any loans that are considered troubled debt restructures at March 31, 2001 or December 31, 2000. At March 31, 2001, there were no loans that were restructured and returned to earning status.

Writedowns. Net writedowns totaled $31 million, or 0.81% of average lending assets for the three months ended March 31, 2001, in line with our stated target range of average annual writedowns of 0.75% over a business cycle. Net writedowns for the first quarter of 2000 totaled $23 million, or 0.62% of average lending assets. The increase in net-writedowns in the first quarter of 2001 relative to the same prior year period is due to the considerably slower growth in the U.S. economy in 2001, which resulted in higher writedowns in our cash-flow financings within the Corporate Finance portfolio. Gross writedowns totaled $44 million during the first three months of 2001 versus $26 million for the prior year period while recoveries were $13 million in 2001 versus $3 million in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The following table presents information regarding our capital structure:

	March 31, 2001		December 31, 2000
	(in millions)
Commercial paper and short-term borrowings	$4,138		$5,127
Notes and debentures	11,595		10,525

Total senior debt	15,733		15,652
Minority interest	13		12
Stockholders' equity	2,582		2,575

Total capitalization	$18,328		$18,239

Leverage (net of short-term investments)	5.7	x	5.9	x
Commercial paper and short-term borrowings to total senior debt	26%		33%

During the first quarter of 2001, our major funding requirements included:
$1.1 billion of longer-term loans, leases and investments funded;
the retirement of $802 million of senior notes;
the decrease in short-term debt of $989 million; and
common and preferred dividends of $17 million.

Our major sources of funding these requirements included:
cash flows from operations of $88 million;
a net decrease in short-term loans and advances to factoring clients of $512 million;
loan repayments and proceeds from the sale of investments and equipment on lease of $444 million;
the syndication, securitization or sale of $619 million of loans; and
the issuance of $1.8 billion of senior debt.

               Our ratio of commercial paper and short-term borrowings to total senior debt was 26% at March 31, 2001 and 33% at December 31, 2000. The lower ratio at March 31, 2001 compared to the prior year-end is primarily a result of our decision to fund maturing commercial paper obligations through the issuance of term debt due to the volatility of the commercial paper market. Leverage (based on senior debt net of short-term investments) was 5.7x at March 31, 2001 and 5.9x at December 31, 2000. Our leverage and the level of commercial paper and short-term borrowings continued to remain within ranges we have targeted to maintain a strong financial position.

               Our committed bank credit and asset sale facilities totaled approximately $5.7 billion at March 31, 2001 and included $4.2 billion in available liquidity support under two bank credit facilities. One of these is a 5-year facility expiring in April 2005 and the other is a 364-day facility expiring in April 2001. See Subsequent Events for information on the renewal of our 364-day bank credit facility.

               Also included in our total committed facilities at March 31, 2001 are foreign bank credit facilities of $1 billion (U.S. dollar equivalent) for our international subsidiaries and $15 million under foreign currency revolving credit facilities. Committed credit and sale facilities from unaffiliated financial institutions represent 137% of outstanding commercial paper and short-term borrowings at March 31, 2001.

               Also included in committed facilities is approximately $240 million of additional alternative liquidity, which is available by discounting eligible French receivables with the French Central Bank since Factofrance is a registered financial institution in France. The entire facility was available for use at March 31, 2001.

                We have an asset backed commercial paper conduit facility that allows us to sell participations in a designated pool of Corporate Finance cash-flow loans to bank-sponsored conduits, on a limited recourse basis. Liquidity support under this facility totals $1.4 billion, of which $1 billion was utilized at March 31, 2001. The underlying liquidity support for the conduits is provided by unaffiliated commercial banks. The commitment period of this liquidity support is 364 days and may be renewed annually by the banks, at their discretion.

Risk Management - Asset/Liability Management

                We utilize derivatives, primarily interest rate swaps, to match more closely the interest rate and maturity characteristics of our assets and liabilities. Derivatives that qualify as fair value hedges include interest rate swaps that change the characteristics of fixed rate debt to that of variable rate debt and interest rate swaps that alter the interest rate characteristics of specific fixed rate asset pools to more closely match the interest rate terms of the underlying financing. Derivatives that qualify as cash flow hedges include interest rate swaps that change the characteristics of variable rate debt to that of fixed rate debt. We also use interest rate swaps to modify the variable rate basis of a liability to more closely match the variable rate basis used for variable rate receivables.

                At March 31, 2001, we had approximately $5.5 billion and $2.2 billion in notional amount of interest rate swaps and basis swap agreements, respectively.

                We also utilize interest rate futures, as fair value hedges, to hedge the interest rate risk of a portion of our fixed rate receivables portfolio. At March 31, 2001 we held 10-year, 5-year, and 2-year interest rate futures contracts with equivalent notional amounts of $192 million, $58 million and $91 million, respectively.

                To minimize the effect of fluctuations in foreign currency exchange rates on our financial results, we periodically enter into forward currency exchange contracts, cross currency swap agreements or enter into currency options or currency option combinations. These financial instruments serve as hedges of our foreign investment in international subsidiaries and joint ventures or effectively hedge the translation of the related foreign currency income. We held $1.2 billion in notional amount of forward currency exchange contracts, and $725 million in notional amount of cross currency swap agreements at March 31, 2001. Included in the cross currency interest rate swap agreements were $523 million used to hedge debt instruments issued in foreign currencies as of March 31, 2001. The remaining cross currency interest rate swap agreements were primarily used to hedge foreign currency denominated intercompany receivables. Through these contracts, we effectively sell the local currency and buy U.S. dollars. We also periodically enter into forward contracts to hedge receivables denominated in foreign currencies or purchase foreign currencies in the spot market to settle a foreign currency denominated liability.

                   During the three months ended March 31, 2001, we entered into $1.8 billion of interest rate swaps. These instruments had the effect of converting $1.6 billion of fixed rate debt to a variable rate, $119 million of variable rate debt to another variable rate index, $34 million of variable rate debt to a fixed rate and $12 million of fixed rate assets to a variable rate. During the same period, $1.2 billion of our interest rate swaps were terminated or matured.

                   For the quarter ended March 31, 2001, the combined effect of a net gain of less than $1 million was driven primarily by a gain on fair value hedges of fixed rate assets of approximately $4 million, offset by a loss on the hedges of foreign currency intercompany debt of slightly less than $4 million. These amounts are classified as Other Income on the Consolidated Condensed Statements of Income. The income statement impact of cash flow hedges was not significant for the first quarter and is not expected to have a significant impact for the year.

                   For forward contracts that qualify as hedges of the foreign currency exposure of our net investments in foreign operations, a gain of $6.5 million is included in the cumulative translation adjustment for the quarter ended March 31, 2001.

  Accounting Developments

  Statement of Financial Accounting Standards No. 133

                  Effective January 1, 2001, the Company adopted the provisions of the Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 137, Deferral of the Effective Date of FASB Statement No. 133 and Statement of Financial Accounting Standards No. 138, Accounting for Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (collectively referred to as SFAS No. 133). This Statement establishes accounting and reporting standards requiring all derivative instruments (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value. Changes in the fair value of the derivative are to be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows gains and losses on derivatives to offset related results on the hedged items in the income statement and requires that a company must document, designate, and assess the effectiveness of transactions that receive hedge accounting.

                  Adoption of this new accounting standard resulted in:

cumulative before-tax reductions in net income of approximately $6 million (approximately $4 million after-tax) recorded in the first quarter of 2001; and
after-tax reductions through other comprehensive income, a component of stockholders' equity, of approximately $1 million in the first quarter of 2001.

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

    Statement of Financial Accounting Standards No. 140

                          In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125. This statement requires new disclosures about securitization transactions entered into during the period, and retained interests in securitized financial assets existing at the balance sheet date. Other provisions of SFAS No. 140, including a revision to the criteria for qualifying special purpose entities (QSPEs), must be applied prospectively to transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001. We are incorporating the provisions of this statement to transactions beginning in the second quarter of 2001. The adoption of SFAS No. 140 will not have an impact on the financial results of the Company.

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

                    There is no specific deadline for the completion of the FASB's review of this project. The earliest expected completion date is the end of the second quarter of 2001. FASB has indicated that all issues raised under this exposure draft remain open to continuing deliberation. The elimination of pooling-of-interests accounting will not impact the Company as we are majority-owned by The Fuji Bank, Limited, and therefore do not qualify for pooling-of-interests accounting.

    Subsequent Events

    Declaration of Dividends —

Stock	Declaration Date	Dividend per Share	Record Date	Payable Date

Class A Common	April 19, 2001	$0.10	May 1, 2001	May 15, 2001
Class B Common	April 19, 2001	$0.10	May 1, 2001	May 15, 2001

Cumulative Perpetual Senior Preferred Stock, Series A	April 19, 2001	$0.5078125	May 1, 2001	May 15, 2001

Fixed Rate Noncumulative Perpetual Senior Preferred Stock, Series C	April 19, 2001	$1.67175	May 1, 2001	May 15, 2001

Fixed Rate Noncumulative Perpetual Senior Preferred Stock, Series D	April 19, 2001	$1.7375	May 1, 2001	May 15, 2001

    Preferred Stock Redemption-

                          In April 2001, we announced that all of the 5,000,000 outstanding shares of our 8-1/8% Cumulative Perpetual Senior Preferred Stock, Series A, will be redeemed on May 15, 2001. The redemption price will be $25.00 per share, plus accrued and unpaid dividends to the date of redemption payable to holders of record thereof on May 1, 2001.

      Mandatory Enhanced Dividend Securities Offering-

                      On May 1, 2001, the Company sold 7,000,000 units of Mandatory Enhanced Dividend Securities at $25 per unit, for total gross proceeds of $175 million. Each MEDS unit will be convertible to a variable number of shares of class A common stock in three years from the time of purchase.

      Bank Credit Facility Renewal-

                      On April 26, 2001, we increased and renewed our 364-day bank credit facility for a total amount of $2.2 billion.

        PART II. OTHER INFORMATION

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                        The Company's Annual Meeting of Stockholders was held on May 3, 2001. The following directors were re-elected for a one-year term, each with the number of votes shown, to serve until the next annual meeting of stockholders or until his successor is elected and shall have qualified.

Director	For	Withheld

Richard J. Almeida	187,702,827	7,852,939
Michael A. Conway	195,247,859	307,907
Takaaki Kato	187,709,295	7,846,471
Mark Kessel	195,058,760	497,006
Tetsuo Kumon	187,729,257	7,826,509
Takashi Makimoto	185,729,981	9,762,785
Frank S. Ptak	195,246,828	308,938
Masahiro Sawada	187,738,195	7,817,571
Kenichiro Tanaka	187,830,303	7,725,463
Michio Ueno	185,660,895	9,894,871
Frederick E. Wolfert	187,735,652	7,820,114

        In addition to electing the Board of Directors, the stockholders also ratified the appointment of Arthur Andersen LLP as independent auditors for 2001, with 195,370,667 votes for, 179,448 votes against, and 5,651 votes abstaining.

        ITEM 5. OTHER INFORMATION

        None.

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

	(3ii)	Amendment to By-Laws

	(10)	Form of Amended and Restated Change in Control Agreement

	(12)	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

(b)	Current Reports on Form 8-K:

Date of Report	Item	Description

January 17, 2001	5,7	A report filing a press release announcing the declaration of dividends on the Company's common and preferred stocks.

January 18, 2001	5,7	A report filing a press release announcing (i) the Company's earnings for the year ending December 31, 2000, (ii) that the Board of Directors determined that the Annual Meeting of Shareholders will be held on May 3, 2001, and (iii) that the record date for purposes of voting at the Annual Meeting of Shareholders will be March 9, 2001.

February 20, 2001	5,7	A report filing a press release announcing the cessation of new business origination in the Company's Small Business Finance unit.

April 11, 2001	5,7	A report filing a press release announcing that all outstanding shares of the Company's 8-1/8% Cumulative Perpetual Senior Preferred Stock, Series A, will be redeemed on May 15, 2001.

April 18, 2001	5,7	A report filing a press release announcing the declaration of dividends on the Company's common and preferred stocks.

April 19, 2001	5,7	A report filing a press release announcing the Company's earnings for the quarter ending March 31, 2001.

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

          Date: May 10, 2001