Form 10-Q
period 2001-06-30
HELLER FINANCIAL INC
filed 2001-08-13
CIK 46738

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2001
☑
PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
☐
SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-6157

Heller Financial, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 500 W. Monroe Street, Chicago, Illinois (Address of principal executive offices)	36-1208070 (I.R.S. Employer Identification No.) 60661 (Zip Code)

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

HELLER FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except for information on shares)

ASSETS	June 30, 2001	December 31, 2000
	(unaudited)	(audited)
Cash and cash equivalents	$ 587	$ 732
Receivables (Note 2)
Commercial loans
Term loans	4,515	4,973
Revolving loans	2,038	2,052
Real estate loans	2,878	2,686
Factored accounts receivable	2,231	2,615
Equipment loans and leases	3,643	3,640

Total receivables	15,305	15,966
Less: Allowance for losses of receivables (Note 2)	341	342

Net receivables	14,964	15,624
Equity and real estate investments	782	795
Debt securities	847	755
Operating leases	661	695
Investments in international joint ventures	211	216
Lending partnerships	404	267
Goodwill	443	458
Other assets	599	519

Total assets	$19,498	$20,061

LIABILITIES AND STOCKHOLDERS’ EQUITY
Senior debt
Commercial paper and short-term borrowings	$ 3,677	$ 5,127
Notes and debentures (Note 3)	11,449	10,525

Total senior debt	15,126	15,652
Credit balances of factoring clients	789	982
Other payables and accruals	863	840

Total liabilities	16,778	17,474
Company obligated Mandatory Redeemable Preferred Securities of a Subsidiary Trust (Note 10)	175	—
Minority interest	12	12
Stockholders’ equity
Preferred stock (Note 10)	275	400
Class A common stock ($.25 par; 500,000,000 shares authorized; 47,111,721 shares issued and 45,989,724 shares outstanding)	12	12
Class B common stock ($.25 par; 300,000,000 shares authorized; 51,050,000 shares issued and outstanding)	13	13
Additional paid in capital	1,641	1,631
Retained earnings	668	554
Treasury stock (1,121,997 shares) (Note 5)	(26)	(19)
Accumulated other comprehensive income	(50)	(16)

Total stockholders’ equity	2,533	2,575

Total liabilities and stockholders’ equity	$19,498	$20,061

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these statements.

HELLER FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in millions, except for per share information)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2001	2000	2001	2000
	(unaudited)		(unaudited)
Interest income	$384	$404	$787	$765
Interest expense	217	247	466	462

Net interest income	167	157	321	303
Fees and other income	79	78	150	166
Factoring commissions	18	19	34	36
Income of international joint ventures	8	8	20	18

Operating revenues	272	262	525	523
Operating expenses	116	116	227	233
Provision for losses	38	41	69	71
Small Business Finance charge (Note 9)	—	—	12	—

Income before taxes, minority interest, and cumulative effect of change in accounting for derivatives	118	105	217	219
Income tax provision	36	35	67	73
Minority interest (Note 10)	3	—	3	1

Income before cumulative effect of change in accounting for derivatives	79	70	147	145

Cumulative effect of change in accounting for derivatives (net of taxes)	—	—	(4)	—

Net income	$ 79	$ 70	$143	$145

Dividends on preferred stock	$ 7	$ 7	$ 14	$ 14

Net income applicable to common stock	$ 72	$ 63	$129	$131

Basic net income applicable to common stock per share (Note 6)	$0.74	$0.65	$1.33	$1.36

Diluted net income applicable to common stock per share (Note 6)	$0.73	$0.65	$1.31	$1.35

The accompanying Notes to Consolidated Condensed Financial Statements
are an integral part of these statements.

CONSOLIDATED CONDENSED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Preferred Stock (Note 10)	Class A Common Stock	Class B Common Stock	Treasury Stock (Note 5)	Add’l Paid In Capital	Accum. Other Compre- hensive Income	Retained Earnings	Total	Compre- hensive Income
BALANCE AT DECEMBER 31, 1999	$400	$12	$13	$ (9)	$1,626	$(27)	$332	$2,347
Comprehensive Income:
Net income	—	—	—	—	—	—	145	145	$145
Other comprehensive income, net of tax:
Unrealized gain on securities, net of tax of $2	—	—	—	—	—	—	—	3	3
Foreign currency translation adjustments, net of tax of $21	—	—	—	—	—	—	—	(2)	(2)

Other comprehensive income	—	—	—	—	—	1	—	—	1

Comprehensive income	—	—	—	—	—	—	—	—	$146

Repurchase of class A common stock	—	—	—	(13)	—	—	—	(13)
Vesting of restricted shares	—	—	—	—	2	—	—	2
Preferred stock dividends	—	—	—	—	—	—	(14)	(14)
Common stock dividends	—	—	—	—	—	—	(19)	(19)

BALANCE AT JUNE 30, 2000	$400	$12	$13	$ (22)	$1,628	$(26)	$444	$2,449

BALANCE AT DECEMBER 31, 2000	$400	$12	$13	$ (19)	$1,631	$(16)	$554	$2,575
Comprehensive Income:
Income before cumulative effect of change in accounting for derivatives	—	—	—	—	—	—	147	147	$147
Other comprehensive income, net of tax:
Transition adjustment related to change in accounting for derivatives, net of tax of $(2)	—	—	—	—	—	—	—	(4)	$ (4)
Unrealized loss on qualifying cash flow hedges, net of tax of $(1)	—	—	—	—	—	—	—	(2)	$ (2)
Unrealized loss on securities, net of tax of $(1)	—	—	—	—	—	—	—	(2)	(2)
Foreign currency translation adjustments, net of tax of $(15)	—	—	—	—	—	—	—	(26)	(26)

Other comprehensive income	—	—	—	—	—	(34)	—	—	(34)

Comprehensive income	—	—	—	—	—	—	—	—	$113

Issuance of class A common stock	—	—	—	—	12	—	—	12
Repurchase of class A common stock	—	—	—	(7)	—	—	—	(7)
Redemption of cumulative perpetual preferred stock, series A	(125)	—	—	—	—	—	—	(125)
Vesting of restricted shares	—	—	—	—	3	—	—	3
Preferred stock dividends	—	—	—	—	—	—	(14)	(14)
Common stock dividends	—	—	—	—	—	—	(19)	(19)
Other	—	—	—	—	(5)	—	—	(5)

BALANCE AT JUNE 30, 2001	$275	$12	$13	$ (26)	$1,641	$(50)	$668	$2,533

          The accumulated other comprehensive income balance included an unrealized loss of $(1) million and unrealized gains of $10 million, net of tax, on securities available for sale at June 30, 2001 and June 30, 2000, respectively, and unrealized losses, net of tax, on qualifying cash flow hedges of $(1) million and $0 at June 30, 2001 and June 30, 2000, respectively. Accumulated other comprehensive income also included deferred foreign currency translation adjustments, net of tax, of $(51) million and $(36) million at June 30, 2001 and June 30, 2000, respectively, and a $4 million loss, net of tax, for the transition adjustment related to the change in accounting for derivatives at June 30, 2001.

The accompanying Notes to Consolidated Condensed Financial Statements
are an integral part of these statements.

HELLER FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions)

	For the Six Months Ended June 30,
	2001	2000
	(unaudited)
OPERATING ACTIVITIES
Income before cumulative effect of change in accounting for derivatives	$ 147	$ 145
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses	69	71
Amortization and depreciation	27	25
Losses from equity investments	17	2
Provision for deferred taxes	10	35
Increase in accounts payable and accrued liabilities	3	54
Undistributed income of international joint ventures	(15)	(12)
(Decrease) increase in interest payable	(3)	25
Net increase in other assets	(29)	(48)
Other	(34)	24

Net cash provided by operating activities	192	321
INVESTING ACTIVITIES
Longer-term loans funded	(2,745)	(3,488)
Collections of principal	977	1,220
Securitizations, participations, syndications and loan sales	1,399	1,180
Net decrease (increase) in short-term loans and advances to factoring clients	860	(263)
Investment in operating leases	(35)	(344)
Investment in equity interests and other investments	(362)	(122)
Sales of investments and equipment on lease	123	140
Other	3	(55)

Net cash provided by (used for) investing activities	220	(1,732)
FINANCING ACTIVITIES
Senior note issuances	2,695	3,023
Retirement of notes and debentures	(1,821)	(1,168)
Decrease in commercial paper and other short-term borrowings	(1,450)	(135)
Net increase in advances from affiliates	2	—
Issuance of class A common stock	12	—
Repurchase of class A common stock	(7)	(13)
Redemption of cumulative perpetual preferred stock series A	(125)	—
Issuance of mandatory redeemable preferred trust securities	175	—
Cash dividends paid on preferred and common stock	(33)	(33)
Other	(5)	(1)

Net cash (used for) provided by financing activities	(557)	1,673

(Decrease) increase in cash and cash equivalents	(145)	262
Cash and cash equivalents at the beginning of the period	732	516

Cash and cash equivalents at the end of the period	$ 587	$ 778

The accompanying Notes to Consolidated Condensed Financial Statements
are an integral part of these statements.
HELLER FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

(1)  Basis of Presentation

          These consolidated condensed financial statements should be read in conjunction with the financial statements and notes included in the annual report on Form 10-K of Heller Financial, Inc. (including its consolidated subsidiaries, Heller or the Company, which may be referred to as we, us or our) for the year ended December 31, 2000. In management’s opinion, all adjustments considered necessary for a fair presentation are included in these financial statements. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

(2)  Impaired Receivables and Repossessed Assets

          We do not recognize interest and fee income on impaired receivables or repossessed assets, both of which are classified as nonearning, as set forth in the following table:

	June 30, 2001	December 31, 2000
	(in millions)
Impaired receivables	$331	$285
Repossessed assets	16	22

Total nonearning assets	$347	$307

Ratio of total nonearning assets to total lending assets	2.3%	1.9%

          Nonearning assets included $26 million and $37 million at June 30, 2001 and December 31, 2000, respectively, for our International Factoring and Asset Based Finance Segment.

          The average investment in nonearning impaired receivables was $298 million for the six months ended June 30, 2001 and $221 million for the six months ended June 30, 2000.

Loan Modifications—

          At June 30, 2001 and December 31, 2000, we did not have any loans that are considered troubled debt restructures. At June 30, 2001 there were no loans that were restructured and returned to earning status.

Allowance for Losses—

          The changes in the allowance for losses of receivables and repossessed assets were as follows:

	June 30, 2001	December 31, 2000
	(in millions)
Balance at the beginning of the period	$342	$316
Provision for losses	69	148
Writedowns	(85)	(140)
Recoveries	19	25
Other	(4)	(7)

Balance at the end of the period	$341	$342

HELLER FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           Impaired receivables with identified reserve requirements totaled $286 million at June 30, 2001 and $260 million at December 31, 2000.

	June 30, 2001	December 31, 2000
	(in millions)
Identified reserve requirement for impaired receivables	$ 79	$ 78
Additional allowance for losses of receivables	262	264

Total allowance for losses of receivables	$341	$342

Ratio of allowance for losses of receivables to nonearning impaired receivables	103%	120%

(3)  Senior Debt—Notes and Debentures

          We issued and retired the following notes and debentures during the six months ended June 30, 2001 (excluding unamortized premium and discount):

Principal Amount
(in millions)
Issuances:
Variable rate notes due on various dates ranging from July 17, 2001 to June 20, 2004	$ 694
Fixed rate notes with interest rates ranging from 5.50% to 6.40% due on various dates ranging from December 11, 2001 to March 15, 2006	2,001

$2,695

Retirements:
Variable rate notes due on various dates ranging from January 12, 2001 to June 25, 2001	$1,305
Fixed rate notes with interest rates ranging from 5.25% to 8.00% due on various dates ranging from January 16, 2001 to June 1, 2001	516

$1,821

          At June 30, 2001, we have total committed credit and available asset sale facilities totaling $5.8 billion, of which $5.7 billion was available for use at June 30, 2001.

          We have approximately $4.3 billion in available liquidity support, split equally between two bank credit facilities. One of these is a 5-year facility expiring in April 2005 and the other is a 364-day facility expiring in April 2002.

          Also included in committed facilities are foreign bank credit facilities totaling $924 million (U.S. dollar equivalent) for our consolidated international subsidiaries and $15 million under foreign currency revolving credit facilities. As of June 30, 2001, there was approximately $800 million available under these facilities. Included in foreign bank credit facilities is approximately $230 million of additional alternative liquidity. This is available by discounting eligible French receivables with the French Central Bank since Factofrance, our wholly-owned subsidiary, is a registered financial institution in France. At June 30, 2001, $157 million was available for use.
HELLER FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           In addition to the above facilities, Factofrance has two factored accounts receivable sale facilities. These facilities allow us to sell an undivided interest of up to FRF 1.7 billion (approximately $225 million) in a designated pool of our factored accounts receivable to two bank-sponsored conduits on a limited recourse basis. As of June 30, 2001, these facilities were fully utilized.

          We have an asset backed commercial paper conduit facility that allows us to sell participations in a designated pool of Corporate Finance cash-flow loans to bank-sponsored conduits on a limited recourse basis. Liquidity support under this facility totals $1.4 billion, of which $900 million was utilized at June 30, 2001. The commitment period of the liquidity support is 364 days and may be renewed annually by the banks at their discretion.

          We have a 364-day facility, expiring May 1, 2002, which allows us to sell up to $500 million of our equipment receivables to two bank-sponsored conduits on a limited recourse basis. As of June 30, 2001 we had approximately $30 million available under this facility.

          We have a shelf registration statement, filed with the Securities and Exchange Commission, covering the sale of up to $10 billion in debt securities (including medium-term notes), senior preferred stock and Class A Common Stock. As of June 30, 2001, we had approximately $3.7 billion available under this shelf registration.

          We have a Euro Medium-Term Note Program for the issuance of up to $2 billion (U.S. dollar equivalent) in notes to be issued from time to time. As of June 30, 2001, approximately $1.2 billion (U.S. dollar equivalent) was available under this program.

          We have a Euro commercial paper program and a Canadian commercial paper program for the issuance of notes up to $1 billion and $250 million (U.S. dollar equivalent), respectively. As of June 30, 2001, there was $747 million and $168 million, respectively, available under these programs. Effective August 10, 2001, we increased the availability under the Euro commercial paper program to $1.5 billion.

(4)  Derivative Financial Instruments Used for Risk Management Purposes

          We utilize derivatives, primarily interest rate swaps, to match more closely the interest rate and maturity characteristics of our assets and liabilities. Derivatives that qualify as fair value hedges include interest rate swaps that change the interest rate characteristics of fixed rate debt to that of variable rate debt and interest rate swaps that alter the interest rate characteristics of specific fixed rate asset pools to more closely match the interest rate terms of the underlying financing. Derivatives that qualify as cash flow hedges include interest rate swaps that change the interest rate characteristics of variable rate debt to that of fixed rate debt. We also use interest rate swaps to modify the variable rate basis of a liability to more closely match the variable rate basis used for variable rate receivables.

          During the six months ended June 30, 2001, we entered into $5.5 billion of interest rate swaps. These instruments had the effect of converting $3.1 billion of fixed rate debt to a variable rate, $2.1 billion of variable rate debt to another variable rate index, $34 million of variable rate debt to a fixed rate and $304 million of fixed rate assets to a variable rate. During the same period, $2.1 billion of our interest rate swaps were terminated or matured. At June 30, 2001, we had approximately $7.0 billion and $3.0 billion in notional amount of interest rate swaps and basis swap agreements, respectively.

          We also utilize interest rate futures, as fair value hedges, to hedge the interest rate risk of a portion of our fixed rate receivables portfolio and certain investment securities. At June 30, 2001 we held 5-year and 2-year interest rate futures contracts with equivalent notional amounts of $16 million and $31 million, respectively.
HELLER FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           To minimize the effect of fluctuations in foreign currency exchange rates on our financial results, we periodically enter into forward currency exchange contracts, cross currency swap agreements or currency options. These financial instruments serve as hedges of our foreign investment in international subsidiaries and joint ventures or effectively hedge the translation of the related foreign currency income. We held $1.2 billion in notional amount of forward currency exchange contracts and $1 billion in notional amount of cross currency swap agreements at June 30, 2001. Included in the cross currency interest rate swap agreements were $798 million used to hedge debt instruments issued in foreign currencies as of June 30, 2001. The remaining cross currency interest rate swap agreements were primarily used to hedge foreign currency denominated intercompany receivables. Through these contracts, we effectively sell the local currency and buy U.S. dollars. We also periodically enter into forward contracts to hedge receivables denominated in foreign currencies or purchase foreign currencies in the spot market to settle a foreign currency denominated liability. For the quarter ended June 30, 2001, the combined effect of a net gain of approximately $2 million from fair value hedges and other derivative activity is classified as Other Income on the Consolidated Condensed Statements of Income.

          For forward contracts that qualify as hedges of the foreign currency exposure of our net investments in foreign operations, a gain of $32 million and $25.5 million is included in the cumulative translation adjustment for the six months and quarter ended June 30, 2001, respectively.

(5) Treasury Stock

          We have an executive deferred compensation plan (the Plan) in which certain of our employees may elect to defer a portion of their annual compensation on a pre-tax basis. The amount deferred remains an asset of Heller and is invested in several mutual funds and in Class A Common Stock of Heller. Investments in our Class A Common Stock under this Plan are reported as treasury stock and are included in the calculation of basic and diluted earnings per share. At June 30, 2001, we held 361,849 shares of treasury stock through the Plan.

          In addition, we held 760,148 shares of our Class A Common Stock for use in meeting the requirements of our current stock incentive compensation plans and for other corporate purposes.

(6) Basic and Diluted Net Income Per Share

          The following table shows the calculation of net income applicable to common stock per share on a basic and diluted basis for the periods indicated:

	Six Months Ended June 30,
	Basic		Diluted
	2001	2000	2001	2000
Net income applicable to common stock (in millions)	$ 129	$ 131	$ 129	$ 131

Average equivalent shares of common stock outstanding (in thousands)	97,152	96,631	97,152	96,631
Stock options	—	—	960	88

Total average equivalent shares	97,152	96,631	98,112	96,719

Net income per share	$ 1.33	$ 1.36	$ 1.31	$ 1.35

HELLER FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quarter Ended June 30,
	Basic		Diluted
	2001	2000	2001	2000
Net income applicable to common stock (in millions)	$ 72	$ 63	$ 72	$ 63

Average equivalent shares of common stock outstanding (in thousands)	97,302	96,584	97,302	96,584
Stock options	—	—	949	82

Total average equivalent shares	97,302	96,584	98,251	96,666

Net income per share	$ 0.74	$ 0.65	$ 0.73	$ 0.65

           The table below presents net income applicable to common stock per share on a basic and diluted basis, excluding the after-tax charge related to the discontinuation of the origination of Small Business Administration (SBA) loans through our Small Business Finance unit, and a one-time charge for the cumulative effect of a change in accounting for derivatives:

	Six Months Ended June 30,
	Basic		Diluted
	2001	2000	2001	2000
Net income applicable to common stock, net of Small Business Finance charge and cumulative effect of a change in accounting for derivatives (in millions)	$ 141	$ 131	$ 141	$ 131

Average equivalent shares of common stock outstanding (in thousands)	97,152	96,631	97,152	96,631
Stock options	—	—	960	88

Total average equivalent shares	97,152	96,631	98,112	96,719

Net income per share	$ 1.45	$ 1.36	$ 1.44	$ 1.35

	Quarter Ended June 30,
	Basic		Diluted
	2001	2000	2001	2000
Net income applicable to common stock, net of Small Business Finance charge and cumulative effect of a change in accounting for derivatives (in millions)	$ 72	$ 63	$ 72	$ 63

Average equivalent shares of common stock outstanding (in thousands)	97,302	96,584	97,302	96,584
Stock options	—	—	949	82

Total average equivalent shares	97,302	96,584	98,251	96,666

Net income per share	$ 0.74	$ 0.65	$ 0.73	$ 0.65

(7) Statement of Cash Flows

          Noncash investing activities that occurred during the six month period ended June 30, 2001 included $3 million of receivables classified as repossessed assets. We paid income taxes of $43 million and $64 million during the six month periods ended June 30, 2001 and 2000, respectively.
HELLER FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8) Operating Segments

          The following table summarizes financial information concerning our reportable segments:

	Domestic Commercial Finance		International Factoring and Asset Based Finance		Consolidated Company
Total assets:
June 30, 2001	$16,710		$2,788		$19,498
December 31, 2000	16,792		3,269		20,061
Total revenues:
June 30, 2001	$ 843		$ 148		$ 991
June 30, 2000	826		159		985
Net income:
June 30, 2001	$ 115	(1)	$ 28		$ 143
June 30, 2000	111		34	(2)	145

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

          Of the total costs incurred related to this transaction, approximately $4 million remains a liability as of June 30, 2001.

(10) Preferred Stock and MEDS Units

          On May 15, 2001 we redeemed all of the 5,000,000 outstanding shares of our 8 1 /8% Cumulative Perpetual Senior Preferred Stock, Series A. The shares were redeemed at the redemption price of $25.00 per share, plus accrued and unpaid dividends to the date of redemption, payable to holders of record thereof on May 1, 2001.

          In May 2001, HFI Trust I (the “Trust”), a wholly owned subsidiary of the Company, issued 7 million units of 7% mandatory redeemable preferred securities (the “MEDS Units”) at $25 per unit. Each MEDS Units consists of a trust preferred security and a forward purchase contract under which the holder may acquire a variable number of shares in the Company’s Class A Common Stock for a fixed purchase price at the end of a three-year period, absent specified circumstances that may entitle the holder to exercise that right at an earlier time (such as the proposed transaction with General Electric Capital Corporation). The sole assets of the Trust are subordinated deferrable notes (the “Notes”) issued by the Trust. These Notes will mature on May 2, 2006 and have a liquidation value of $25. The obligations with respect to the Trust constitute a full and unconditional guarantee by the Company. The MEDS Units are classified in the Company’s balance sheet as Company obligated Mandatory Redeemable Preferred Securities of a Subsidiary Trust (representing a minority interest in the Trust) at their face and redemption amount of $175 million. Distributions on the Notes of 7% per year, or $1.75 per unit, are paid quarterly and are classified as Minority Interest on the Consolidated Condensed Statements of Income. During the quarter ended June 30, 2001, the Company distributed $2 million to the holders of the MEDS Units. Net proceeds from the issuance of the MEDS Units was used for general and working capital purposes.
HELLER FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(11) Subsequent Events

Merger Agreement—

          On July 30, 2001, the Company and General Electric Capital Corporation (GE Capital) entered into a definitive merger agreement under which GE Capital will acquire all of the outstanding shares of the common stock of the Company for approximately $5.3 billion in cash, or $53.75 per share. The transaction, which is subject to regulatory approval and other customary conditions, is expected to close before the end of the year.

Declaration of Dividends—

Stock	Declaration Date	Dividend per Share	Record Date	Payable Date
Class A Common	July 17, 2001	$ 0.10	July 31, 2001	August 15, 2001

Class B Common	July 17, 2001	$ 0.10	July 31, 2001	August 15, 2001

Fixed Rate Noncumulative Perpetual Senior Preferred Stock, Series C	July 17, 2001	$1.67175	July 31, 2001	August 15, 2001

Fixed Rate Noncumulative Perpetual Senior Preferred Stock, Series D	July 17, 2001	$ 1.7375	July 31, 2001	August 15, 2001

(12)  Accounting Developments

Statement of Financial Accounting Standards No. 133

          Effective January 1, 2001, the Company adopted the provisions of the Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 137, Deferral of the Effective Date of FASB Statement No. 133 and Statement of Financial Accounting Standards No. 138, Accounting for Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (collectively referred to as SFAS No. 133). This Statement establishes accounting and reporting standards requiring all derivative instruments (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value. Changes in the fair value of the derivative are to be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows gains and losses on derivatives to offset related results on the hedged items in the income statement and requires that a company must document, designate, and assess the effectiveness of transactions that receive hedge accounting.

          Adoption of this new accounting standard resulted in:

•	cumulative before-tax reductions in net income of approximately $6 million (approximately $4 million after-tax) recorded in the first quarter of 2001; and

•	after-tax reductions through other comprehensive income, a component of stockholders’ equity, of approximately $1 million in the first quarter of 2001.

          The adjustment to net income relates primarily to certain economic hedging relationships that do not qualify for hedge accounting treatment under the new standard as well as ineffectiveness arising from other hedging relationships. The one-time impact of implementing SFAS No. 133 is the effect of an accounting change and should, therefore, not be considered as part of our results of operations for 2001.
HELLER FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Financial Accounting Standards No. 141

          The FASB has issued Statement 141 “Business Combinations”, which applies to all business combinations initiated after June 30, 2001. The statement also applies to all business combinations accounted for under the purchase method of accounting for which the date of acquisition is July 1, 2001 or later. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited.

Statement of Financial Accounting Standards No. 142

          Statement 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded from prior business combinations, will cease. This statement is effective for fiscal years beginning after December 15, 2001. The adoption of this statement will eliminate amortization of goodwill which will have an approximate $18 million after-tax positive impact on annual earnings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

          Overview. Net income for the six months ended June 30, 2001 increased 7% to $155 million, excluding the effect of a one-time charge of $8 million, net of tax, related to the discontinuation of the origination of SBA loans through our Small Business Finance unit, and a one-time charge of $4 million, net of tax, related to the adoption of the new accounting standard for derivatives. These charges were recorded in the first quarter of 2001. This compares to $145 million for the same prior year period. Net income applicable to common stock including the two one-time charges was $129 million for the six months ended June 30, 2001. Net income for the quarter ended June 30, 2001 totaled $79 million compared to $70 million for the same prior year period, an increase of 13%. Net income applicable to common stock totaled $72 million for the second quarter of 2001, an increase of $9 million, or 14%, over the second quarter of 2000.

          Operating Revenues. The following table summarizes our operating revenues for the six and three months ended June 30, 2001 and 2000:

	For the Six Months Ended June 30,
	2001 Amount	Percent of AFE	2000 Amount	Percent of AFE
		(annualized)		(annualized)
	(dollars in millions)
Net interest income	$321	3.7%	$303	3.7%
Non-interest income:
Fees and other income	150	1.8	166	2.0
Factoring commissions	34	0.4	36	0.4
Income of international joint ventures	20	0.2	18	0.2

Total operating revenues	$525	6.1%	$523	6.4%

	For the Three Months Ended June 30,
	2001 Amount	Percent of AFE	2000 Amount	Percent of AFE
		(annualized)		(annualized)
	(dollars in millions)
Net interest income	$167	3.9%	$157	3.7%
Non-interest income:
Fees and other income	79	1.8	78	1.8
Factoring commissions	18	0.4	19	0.4
Income of international joint ventures	8	0.2	8	0.2

Total operating revenues	$272	6.3%	$262	6.2%

          Net Interest Income: Net interest income increased by $18 million or 6% for the first six months of 2001 versus 2000. The increase is driven by a higher level of average funds employed for the six month period. Net interest margin as a percentage of AFE was 3.7% for the six months ended June 30, 2001 and is unchanged from the prior year period.

          Net interest income for the second quarter of 2001 increased $10 million, or 6% as compared to the second quarter of 2000. The increase was due to growth in average funds employed and improvements in net interest margin. Net interest margin increased to 3.9% for the quarter from 3.7% for the same prior year period. The improvement in the net interest margin for the quarter is primarily due to the impact of off-balance sheet financing achieved through conduit sale activity coupled with increased margins particularly in the Corporate Finance and Healthcare Finance business units.

           Non-Interest Income: The following table summarizes our non-interest income for the six and three months ended June 30, 2001 and 2000:

	For the Six Months Ended June 30,		Increase/(Decrease)
	2001	2000	Amount	Percent
	(dollars in millions)
Factoring commissions	$ 34	$ 36	$ (2)	(6)%
Income of international joint ventures	20	18	2	11
Fees and other income:
Investment and asset sale income (1)	95	123	(28)	(23)
Fee income and other (2)	55	43	12	28

Total fees and other income	$150	$166	$ (16)	10%

Total non-interest income	$204	$220	$ (16)	7%

Non-interest income as a percentage of AFE (annualized)	2.4%	2.7%

	For the Three Months Ended June 30,		Increase/(Decrease)
	2001	2000	Amount	Percent
	(dollars in millions)
Factoring commissions	$ 18	$ 19	$ (1)	(5)%
Income of international joint ventures	8	8	—	—
Fees and other income:
Investment and asset sale income (1)	32	59	(27)	(46)
Fee income and other (2)	47	19	28	147

Total fees and other income	$ 79	$ 78	$ 1	1%

Total non-interest income	$105	$105	$—	—%

Non-interest income as a percentage of AFE (annualized)	2.4%	2.5%

(1)	Investment and asset sale income includes gains on securitizations, syndications and loan sales, net investment income and gains, equipment residual gains and participation income.
(2)	Fee income and other consists primarily of loan servicing income, late fees, prepayment fees, early termination fees, residual rental income and other miscellaneous income.

          Factoring commissions decreased $2 million and $1 million for the six months and quarter ended June 30, 2001 compared to the same prior year period. The decrease is primarily due to a slight decline in commission rates for our consolidated subsidiaries’ factoring commissions. Factofrance’s factoring volume remained consistent with the prior year periods.

          Income of international joint ventures increased $2 million, or 11% for the six months ended June 30, 2001 as compared to the prior year. This increase is primarily due to higher income from our Latin American joint ventures. Income of international joint ventures for the second quarter of 2001 of $8 million was unchanged from the prior year period.

          Fees and other income totaled $150 million and decreased $16 million, or 10% for the first six months of 2001 as compared to the prior year period due to lower investment and asset sale income. For the second quarter of 2001, fees and other income totaled $79 million, representing an increase of $1 million, or 1% over the prior year period. Fee income and other increased for the six month period and quarter ended June 30, 2001 due to higher residual income from our leasing activities. Investment and asset sale income for the quarter and six month period ended June 30, 2001 decreased as increased gains from asset sales were offset by lower investment income from our equity investments in limited partnership funds. In addition, the six months ended June 30, 2000 included a net gain from the sale of one international investment and the liquidation of another.

           Operating Expenses. The following table summarizes our operating expenses for the six and three months ended June 30, 2001 and 2000:

	For the Six Months Ended June 30,		(Decrease)
	2001	2000	Amount	Percent
	(dollars in millions)
Salaries and other compensation	$122	$126	$ (4)	(3)%
General and administrative expenses	93	95	(2)	(2)
Goodwill and non-compete amortization	12	12	—	—

Total operating expenses	$227	$233	$ (6)	(3)%

Total operating expenses as a percentage of average managed assets (annualized)	2.4%	2.8%
Ratio of operating expenses to operating revenues	43%	45%
Ratio of operating expenses, excluding goodwill and non- compete amortization, as a percentage of operating revenues	41%	42%

	For the Three Months Ended June 30,		Increase/(Decrease)
	2001	2000	Amount	Percent
	(dollars in millions)
Salaries and other compensation	$ 66	$ 64	$ 2	3%
General and administrative expenses	44	46	(2)	(4)
Goodwill and non-compete amortization	6	6	—	—

Total operating expenses	$116	$116	$—	—%

Total operating expenses as a percentage of average managed assets (annualized)	2.5%	2.7%
Ratio of operating expenses to operating revenues	43%	44%
Ratio of operating expenses, excluding goodwill and non- compete amortization, as a percentage of operating revenues	40%	42%

          Operating expenses totaled $227 million for the first six months of 2001, a decrease of $6 million, or 3% over the prior year period. Second quarter operating expenses totaled $116 million, consistent with the second quarter of 2000. The decrease in expenses for the six month period is primarily due to staff reductions related to our decision to stop originating SBA loans and our continuing focus on controlling expense growth. Operating expenses for the quarter remained flat to the prior year period as lower compensation costs related to our decision to stop originating SBA loans was offset by an increase in compensation expense associated with our executive deferred compensation plan. The increase in compensation expense for the executive deferred compensation plan is completely offset by an increase in fees and other income. As a result, there is no net impact on our consolidated results of operations related to this item.

          Heller’s efficiency ratio improved to 43% for the six months and second quarter ended June 30, 2001 from 45% and 44% for the six months and second quarter of 2000, respectively. This improvement is reflective of our focus on increasing revenues and controlling expense growth. Operating expenses as a percentage of average managed assets also improved to 2.4% and 2.5% for the first six months and quarter ended June 30, 2001 down from 2.8% and 2.7% for the same prior year periods, respectively.

          Small Business Finance Charge. In the first quarter of 2001 we incurred a one time pre-tax charge of approximately $12 million (approximately $8 million after-tax) in connection with the decision to discontinue the origination of SBA loans through our Small Business Finance unit. This charge is primarily related to employee severance and facility related-costs. See Note 9 of our Consolidated Financial Statements.

           Allowance for Losses. The following table summarizes the changes in our allowance for losses of receivables, including our provision for losses of receivables and repossessed assets, for the six and three months ended June 30, 2001 and 2000:

	For the Six Months Ended June 30,		Increase/(Decrease)
	2001	2000	Amount	Percent
	(dollars in millions)
Balance at beginning of period	$342	$316	$26	8%
Provision for losses	69	71	(2)	(3)
Writedowns	(85)	(54)	(31)	(57)
Recoveries	19	5	14	280
Other	(4)	(1)	(3)	(300)

Balance at end of period	$341	$337	$ 4	1%

Allowance as a % of receivables	2.2%	2.1%

	For the Three Months Ended June 30,		Increase/(Decrease)
	2001	2000	Amount	Percent
	(dollars in millions)
Balance at beginning of period	$339	$321	$18	6%
Provision for losses	37	41	(4)	(10)
Writedowns	(41)	(28)	(13)	(46)
Recoveries	6	3	3	100
Other	—	—	—	—

Balance at end of period	$341	$337	$ 4	1%

Allowance as a % of receivables	2.2%	2.1%

          Net writedowns totaled $66 million, or 0.86% of average lending assets for the six months ended June 30, 2001 and $35 million or 0.92% for the quarter ended June 30, 2001. Net write-downs totaled $49 million and $25 million for the six months and second quarter of 2000, respectively, or 0.65% of average lending assets for both prior year periods. The increase in net writedowns for the six months and quarter ended June 30, 2001 relative to the same prior year period is due to the considerably slower growth in the U.S. economy in 2001, which resulted in higher writedowns in our cash-flow financings within the Corporate Finance portfolio. Net writedowns as a percentage of average managed lending assets totaled 0.79% and 0.84% for the six months and quarter ended June 30, 2001, respectively, in line with our targeted range. At June 30, 2001 the allowance for losses of receivables represented 2.2% of receivables, a slight increase from the prior year.

          Income Taxes. Our effective tax rate totaled 31% for the six months and quarter ended June 30, 2001, compared to 33% for the prior year periods. The effective rates for 2001 and 2000 remained below federal and state combined statutory rates due to the effect of earnings from international joint ventures, the use of tax credits and the impact of international and state tax planning activities.

LENDING ASSETS AND INVESTMENTS

          Lending assets and investments were $18.2 billion, down 3% from the December 31, 2000 level. This decrease is a result of sales of domestic receivables into asset backed commercial paper conduit facilities as a more effective cost of funding, discontinuance of originations of SBA loans, and a decline in receivables from our International Factoring and Asset Based Finance unit. Domestic new business volume, including portfolio purchases, of $3.0 billion for the six months ended June 30, 2001 was more than offset by portfolio runoff, syndications and loan sales of $3.1 billion. International Factoring and Asset Based Finance experienced a decrease in lending assets and investments from the prior year-end as a result of cyclical declines and the negative effect of foreign currency exchange rate movements.

          Second quarter new business volume totaled $1.9 billion, down $200 million from the prior year. Increased volume from our leasing services group, including portfolio purchases, was offset by lower new business volume from cash flow lending in Corporate Finance, coupled with the impact of our discontinuance of originations of SBA loans.

          The following tables present our lending assets and investments by business segment and asset type as of June 30, 2001 and December 31, 2000:

	Lending Assets and Investments
	as of June 30,		December 31,
	2001	Percent	2000	Percent
	(dollars in millions)
By Business Category:
Domestic Commercial Finance Segment
Corporate Finance (1)	$ 5,088	29%	$ 5,225	28%
Leasing Services (1)	4,439	24	4,434	24
Real Estate Finance	2,966	16	2,766	15
Healthcare Finance	1,690	9	1,563	8
Small Business Finance	1,168	6	1,440	8
Other	361	2	387	2

Total Domestic Commercial Finance Segment	15,712	86	15,815	85
International Factoring and Asset Based Finance Segment	2,514	14	2,901	15

Total lending assets and investments	$18,226	100%	$18,716	100%

	June 30,		December 31,
	2001	Percent	2000	Percent
	(dollars in millions)
By Asset Type:
Receivables	$15,305	84%	$15,966	85%
Repossessed assets	16	—	22	—

Total lending assets	15,321	84	15,988	85
Debt securities	847	5	755	4
Equity and real estate investments	782	4	795	4
Operating leases	661	4	695	4
Lending partnerships	404	2	267	2
International joint ventures	211	1	216	1

Total lending assets and investments	$18,226	100%	$18,716	100%

Average lending assets	$15,508		$15,456

Total managed assets (2)	$19,086		$18,877

Average managed assets (2)	$18,865		$17,516

Funds employed (3)	$17,437		$17,734

Average funds employed (3)	$17,337		$16,978

(1)
Lending assets and investments at June 30, 2001 and December 31, 2000 were reduced by approximately $1.4 billion and $800 million, respectively, of commercial cash flow and equipment loans sold to asset backed commercial paper conduit facilities.

(2)	Total managed assets include funds employed, plus receivables previously securitized or sold, for which we hold securities giving us an economic interest in the performance of these assets.

(3)	Funds employed include lending assets and investments, less credit balances of factoring clients.

          Corporate Finance lending assets and investments have declined by $137 million, or 3%, during the first six months of 2001 due to lower new business volume in cash flow lending and increased asset sales under an asset backed commercial paper conduit facility of over $200 million. Total new business volume for the six months ended June 30, 2001 of over $1 billion was offset by syndications, loan sales and payoffs during the period of nearly $1.1 billion.

          Leasing Services lending assets and investments remained stable with year end as new business volume of $1.2 billion, including the acquisition of a $400 million small ticket leasing portfolio, during the first six months of 2001 was offset by runoff, utilization, syndications and loan sales. Lending assets and investment increased 8% during the year excluding the impact of sales of receivables to an asset backed commercial paper facility to finance the portfolio purchase. Year to date new business volume declined from the prior year by 13% due to stronger originations in operating lease transactions of our Capital Finance unit during the first quarter of 2000. Leasing Services investments in lending partnerships increased approximately $85 million due to increased fundings through the Capital Finance unit.

          Real Estate Finance lending assets and investments increased by $200 million since the prior year-end as year to date new business volume and borrowings under existing lines of approximately $600 million was offset by $400 million in payoffs, syndications and loan sales.

          Healthcare Finance lending assets and investments increased by $127 million or 8% from the prior year-end driven by new business volume and increased borrowings under existing lines of over $240 million.

          Lending assets and investments of Small Business Finance decreased $272 million from year end primarily due to the decision to discontinue the origination of SBA loans. New business volume of $75 million was more than offset by over $300 million of loan sales and runoff. During the second quarter of 2001, we sold approximately $110 million of SBA 504 loans. See Note 9 of our Consolidated Financial Statements.

          Lending assets and investments of our International Factoring and Asset Based Finance Segment decreased $387 million from the prior year end due to seasonal declines and the negative effect of foreign currency exchange rate movements.

          At June 30, 2001, we had contractually committed to finance approximately $2.9 billion to new and existing borrowers. Our obligation to fund commitments is generally contingent upon the maintenance of specific credit standards by our borrowers. Since we expect many of the commitments to remain unused, the total commitment amount does not necessarily represent future cash requirements. We do not have any significant commitments to provide additional financing related to nonearning assets.

Revenues

          Total revenues include:

•	interest income, including rental income from operating leases;

•	fees and other income from domestic and consolidated international operations;

•	factoring commissions; and

•	our share of the net income of our international joint ventures.

           The following table shows our total revenues for the six months ended June 30, 2001 and 2000:

	Total Revenues For the Six Months Ended June 30,
	2001	Percent	2000	Percent
	(dollars in millions)
Domestic Commercial Finance Segment
Corporate Finance	$250	25%	$326	33%
Leasing Services	239	24	191	19
Real Estate Finance	145	15	129	13
Healthcare Finance	97	10	75	8
Small Business Finance	70	7	74	8
Other	42	4	31	3

Total Domestic Commercial Finance Segment	843	85	826	84
International Factoring and Asset Based Finance Segment	148	15	159	16

Total revenues	$991	100%	$985	100%

          Total revenues increased $6 million or 0.6% from the prior year period as increases of $22 million in interest income offset a decline of $16 million in fees and other income. Corporate Finance experienced a $76 million decrease in revenues due to lower investment and asset sale income generated from our limited partnership equity investments and a decline in interest income resulting from a lower level of AFE. The reduction of AFE is due to the sale of $900 million of cash flow receivables to an asset backed commercial paper conduit facility in the fourth quarter of 2000 and the first six months of 2001. Leasing Services revenues increased $48 million primarily as a result of an increase in interest income from a higher level of AFE coupled with increased fee income from residuals. Real Estate Finance revenues increased $16 million due to an increase in interest income resulting from a higher level of AFE along with increased fee income and equity gains. Healthcare Finance revenues increased $22 million due to an increase in interest income resulting from a higher level of AFE. Small Business Finance revenues decreased $4 million from the prior year period due to a decrease in interest income from a lower level of AFE resulting from our decision to discontinue the origination of SBA loans.

          International Factoring and Asset Based Finance revenues decreased $11 million as an increase in interest income from a higher level of AFE and higher income from international joint ventures were more than offset by lower investment and asset sale income. The decline in investment and asset sale income is the result of a net gain on the sale of one international investment and the liquidation of another in the first quarter of 2000.

PORTFOLIO QUALITY

          The credit quality of our portfolio continues to reflect the effectiveness of our credit strategies, underwriting and portfolio management and disciplined credit approval process. As of June 30, 2001, nonearning assets were $347 million or 2.3% of lending assets, toward the low end of our targeted range of nonearning assets of 2–4% of lending assets. The following tables present certain information with respect to the credit quality of our portfolio:

June 30, 2001	December 31, 2000
(dollars in millions)
Lending Assets and Investments:
Receivables	$15,305	$15,966
Repossessed assets	16	22

Total lending assets	15,321	15,988
Equity and real estate investments	782	795
Debt securities	847	755
Operating leases	661	695
Lending partnerships	404	267
Investments in international joint ventures	211	216

Total lending assets and investments	$18,226	$18,716

Nonearning Assets:
Impaired receivables	$ 331	$ 285
Repossessed assets	16	22

Total nonearning assets	$ 347	$ 307

Ratio of nonearning impaired receivables to receivables	2.2%	1.8%

Ratio of total nonearning assets to total lending assets	2.3%	1.9%

Ratio of total nonearning assets to total managed lending assets	2.0%	1.8%

Allowances for Losses:
Allowance for losses of receivables	$ 341	$ 342

Ratio of allowance for losses of receivables to:
Receivables	2.2%	2.1%

Net writedowns (annualized)	2.6	x	3.0	x

Nonearning impaired receivables	103%	120%

Delinquencies:
Earning loans delinquent 60 days or more	$ 311	$ 267

Ratio of earning loans delinquent 60 days or more to receivables	2.0%	1.7%

For the Six Months Ended June 30,
2001	2000
(dollars in millions)
Net writedowns of lending assets:
Total net writedowns	$ 66	$ 49

Ratio of net writedowns to average lending assets (annualized)	0.86%	0.65%

Ratio of net writedowns to average managed lending assets (annualized)	0.79%	0.63%

           Nonearning Assets. Our nonearning assets were $347 million or 2.3% of lending assets and 2.0% of total managed lending assets at June 30, 2001. Nonearning assets remain toward the low end of our targeted range of 2-4% of lending assets. Included in nonearning assets are repossessed assets of $16 million at June 30, 2001 and $22 million at December 31, 2000.

          Allowance for Losses. The allowance for losses of receivables totaled $341 million representing 2.2% of receivables at June 30, 2001. The Company considers this level of allowance for loan losses to be adequate to cover losses inherent in our loan portfolio at June 30, 2001.

          Loan Modifications. We did not have any loans that are considered troubled debt restructures at June 30, 2001 or December 31, 2000. At June 30, 2001, there were no loans that were restructured and returned to earning status.

          Writedowns. Net writedowns totaled $66 million, or 0.86% of average lending assets for the six months ended June 30, 2001, an increase from $49 million or 0.65% of average lending assets for the prior year period. This is in line with our stated target range of average annual writedowns of 0.60% to 0.90% over a business cycle.

          Net writedowns for the second quarter of 2001 totaled $35 million, or 0.92% of average lending assets, as compared to $25 million or 0.65% of average lending assets for the prior year period. The increase in net writedowns relative to the same prior year period is due to the considerably slower growth in the U.S. economy in 2001, which resulted in higher writedowns in our cash-flow financings within the Corporate Finance portfolio.

          Net writedowns as a percentage of average managed lending assets totaled 0.79% and 0.84% for the six months and quarter ended June 30, 2001, respectively, in line with our targeted range. This compares to 0.63% and 0.64% for the six months and quarter ended June 30, 2000, respectively. Gross writedowns totaled $85 million during the first six months of 2001 versus $54 million for the prior year period while recoveries were $19 million in 2001 versus $5 million in 2000.

LIQUIDITY AND CAPITAL RESOURCES

          The following table presents information regarding our capital structure:

	June 30, 2001		December 31, 2000
	(in millions)
Commercial paper and short-term borrowings	$ 3,677		$ 5,127
Notes and debentures	11,449		10,525

Total senior debt	15,126		15,652
Company Obligated Mandatory Redeemable Preferred Security of a Subsidiary Trust	175		—
Minority interest	12		12
Stockholders’ equity	2,533		2,575

Total capitalization	$17,846		$18,239

Leverage (net of short-term investments)	5.5	x	5.9	x
Commercial paper and short-term borrowings to total senior debt	24%		33%

          During the first six months of 2001, our major funding requirements included:

•	approximately $3.1 billion of longer-term loans, leases and investments funded;

•	the retirement of approximately $1.8 billion of senior notes;

•	the decrease in short-term debt of $1.5 billion;

•	common and preferred dividends of $33 million; and

•	the redemption of Cumulative Perpetual Senior Preferred Stock, Series A of $125 million.

          Our major sources of funding these requirements included:

•	cash flows from operations of $192 million;

•	loan repayments and proceeds from the sale of investments and equipment on lease of approximately $1.1 billion;

•	the syndication, securitization or sale of approximately $1.4 billion of loans;

•	the issuance of Company obligated Mandatory Redeemable Preferred Securities of $175 million;

•	the issuance of over $2.7 billion of senior debt; and

•	a net decrease in short-term loans and advances to factoring clients of $860 million.

          Our ratio of commercial paper and short-term borrowings to total debt was 24% at June 30, 2001 and 33% at December 31, 2000. The lower ratio at June 30, 2001 compared to the prior year-end is primarily a result of our decision to fund maturing commercial paper obligations through the issuance of term debt due to the volatility of the commercial paper market. Leverage (based on debt net of short-term investments) was 5.5x at June 30, 2001 down from 5.9x at December 31, 2000. The decrease in leverage was due to the impact of the issuance of the MEDS Units and reduced asset levels. Our leverage and the level of commercial paper and short-term borrowings continued to remain within targeted ranges.

          Our committed bank credit and available asset sale facilities totaled approximately $5.8 billion at June 30, 2001 and included $4.3 billion in available liquidity support under two bank credit facilities. One of these is a 5-year facility expiring in April 2005 and the other is a 364-day facility expiring in April 2002.

          Also included in our total committed facilities at June 30, 2001 are foreign bank credit facilities of $924 million (U.S. dollar equivalent) for our international subsidiaries and $15 million under foreign currency revolving credit facilities. Committed credit and sale facilities from unaffiliated financial institutions represent 160% of outstanding commercial paper and short-term borrowings at June 30, 2001. Included in foreign bank credit facilities is approximately $230 million of additional alternative liquidity, which is available by discounting eligible French receivables with the French Central Bank since Factofrance is a registered financial institution in France. At June 30, 2001, $157 million was available for use.

          We have an asset backed commercial paper conduit facility that allows us to sell participations in a designated pool of Corporate Finance cash-flow loans to bank-sponsored conduits, on a limited recourse basis. Liquidity support under this facility totals $1.4 billion, of which $900 million was utilized at June 30, 2001. The commitment period of this liquidity support is 364 days and may be renewed annually by the banks, at their discretion.

          We have a 364-day facility, expiring May 1, 2002, which allows us to sell up to $500 million of our equipment leasing receivables to two bank-sponsored conduits, on a limited recourse basis. As of June 30, 2001 we had approximately $30 million available under this facility.

Risk Management—Asset/Liability Management

          We utilize derivatives, primarily interest rate swaps, to match more closely the interest rate and maturity characteristics of our assets and liabilities. Derivatives that qualify as fair value hedges include interest rate swaps that change the interest rate characteristics of fixed rate debt to that of variable rate debt and interest rate swaps that alter the interest rate characteristics of specific fixed rate asset pools to more closely match the interest rate terms of the underlying financing. Derivatives that qualify as cash flow hedges include interest rate swaps that change the interest rate characteristics of variable rate debt to that of fixed rate debt. We also use interest rate swaps to modify the variable rate basis of a liability to more closely match the variable rate basis used for variable rate receivables.

          During the six months ended June 30, 2001, we entered into $5.5 billion of interest rate swaps. These instruments had the effect of converting $3.1 billion of fixed rate debt to a variable rate, $2.1 billion of variable rate debt to another variable rate index, $34 million of variable rate debt to a fixed rate and $304 million of fixed rate assets to a variable rate. During the same period, $2.1 billion of our interest rate swaps were terminated or matured. At June 30, 2001, we had approximately $7.0 billion and $3.0 billion in notional amount of interest rate swaps and basis swap agreements, respectively.

          We also utilize interest rate futures, as fair value hedges, to hedge the interest rate risk of a portion of our fixed rate receivables portfolio and certain investment securities. At June 30, 2001 we held 5-year and 2-year interest rate futures contracts with equivalent notional amounts of $16 million and $31 million, respectively.

          To minimize the effect of fluctuations in foreign currency exchange rates on our financial results, we periodically enter into forward currency exchange contracts, cross currency swap agreements or currency options. These financial instruments serve as hedges of our foreign investment in international subsidiaries and joint ventures or effectively hedge the translation of the related foreign currency income. We held $1.2 billion in notional amount of forward currency exchange contracts, and $1 billion in notional amount of cross currency swap agreements at June 30, 2001. Included in the cross currency interest rate swap agreements were $798 million used to hedge debt instruments issued in foreign currencies as of June 30, 2001. The remaining cross currency interest rate swap agreements were primarily used to hedge foreign currency denominated intercompany receivables. Through these contracts, we effectively sell the local currency and buy U.S. dollars. We also periodically enter into forward contracts to hedge receivables denominated in foreign currencies or purchase foreign currencies in the spot market to settle a foreign currency denominated liability. For the quarter ended June 30, 2001, the combined effect of a net gain of approximately $2 million from fair value hedges and other derivative activity is classified as Other Income on the Consolidated Condensed Statements of Income.

          For forward contracts that qualify as hedges of the foreign currency exposure of our net investments in foreign operations, a gain of $32 million and $25.5 million is included in the cumulative translation adjustment for the six months and quarter ended June 30, 2001, respectively.

Accounting Developments

Statement of Financial Accounting Standards No. 133

          Effective January 1, 2001, the Company adopted the provisions of the Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 137, Deferral of the Effective Date of FASB Statement No. 133 and Statement of Financial Accounting Standards No. 138, Accounting for Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (collectively referred to as SFAS No. 133). This Statement establishes accounting and reporting standards requiring all derivative instruments (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value. Changes in the fair value of the derivative are to be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows gains and losses on derivatives to offset related results on the hedged items in the income statement and requires that a company must document, designate, and assess the effectiveness of transactions that receive hedge accounting.

          Adoption of this new accounting standard resulted in:

•	cumulative before-tax reductions in net income of approximately $6 million (approximately $4 million after-tax) recorded in the first quarter of 2001; and

•	after-tax reductions through other comprehensive income, a component of stockholders’ equity, of approximately $1 million in the first quarter of 2001.

          The adjustment to net income relates primarily to certain economic hedging relationships that do not qualify for hedge accounting treatment under the new standard as well as ineffectiveness arising from other hedging relationships. The one-time impact of implementing SFAS No. 133 is the effect of an accounting change and should, therefore, not be considered as part of our results of operations for 2001.

Statement of Financial Accounting Standards No. 141

          The FASB has issued Statement 141 “Business Combinations”, which applies to all business combinations initiated after June 30, 2001. The statement also applies to all business combinations accounted for under the purchase method of accounting for which the date of acquisition is July 1, 2001 or later. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited.

Statement of Financial Accounting Standards No. 142

          Statement 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded from prior business combinations, will cease. This statement is effective for fiscal years beginning after December 15, 2001. The adoption of this statement will eliminate amortization of goodwill which will have an approximate $18 million after-tax positive impact on annual earnings.

Subsequent Events

Merger Agreement—

          On July 30, 2001, the Company and General Electric Capital Corporation (GE Capital) entered into a definitive merger agreement under which GE Capital will acquire all of the outstanding shares of the common stock of the Company for approximately $5.3 billion in cash, or $53.75 per share. The transaction, which is subject to regulatory approval and other customary conditions, is expected to close before the end of the year.

Declaration of Dividends—

Stock	Declaration Date	Dividend per Share	Record Date	Payable Date
Class A Common	July 17, 2001	$0.10	July 31, 2001	August 15, 2001

Class B Common	July 17, 2001	$0.10	July 31, 2001	August 15, 2001

Fixed Rate Noncumulative Perpetual Senior Preferred Stock, Series C	July 17, 2001	$1.67175	July 31, 2001	August 15, 2001

Fixed Rate Noncumulative Perpetual Senior Preferred Stock, Series D	July 17, 2001	$1.7375	July 31, 2001	August 15, 2001

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5. OTHER INFORMATION

          None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits:

(10a)	2001—2003 Long-Term Incentive Plan

(10b)	Amendment to the Amended and Restated Change in Control Agreement

(12)	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

          (b) Current Reports on Form 8-K:

Date of Report	Item	Description
July 17, 2001	5, 7	A report filing a press release announcing the declaration of dividends on the Company’s common and preferred stocks.

July 19, 2001	5, 7	A report filing a press release announcing the Company’s earnings for the quarter ended June 30, 2001.

July 30, 2001	5, 7	A report filing a press release announcing that the Company and General Electric Capital Corporation (GE Capital) have entered into a definitive merger agreement for GE Capital to acquire the Company.

July 30, 2001	5, 7	A report filing the Plan of Merger by and among GE Capital, Hawk Acquisition
Corp. and the Company and the Letter Agreement among the Company, The Fuji
Bank Limited, acting by and through its New York Branch, and GE Capital.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

HELLER FINANCIAL, INC.

/S / LAURALEE E. MARTIN
By:
Lauralee E. Martin
Executive Vice President and
Chief Financial Officer

/S / LAWRENCE G. HUND
By:
Lawrence G. Hund
Executive Vice President, Controller and
Chief Accounting Officer

Date: August 14, 2001