Form 10-Q
period 2001-09-30
HELLER FINANCIAL INC
filed 2001-10-23
CIK 46738

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

          (Mark One)

☑        QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2001
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

(312) 441-7000
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ✓         No

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

47,065,362 shares of Class A Common Stock, $.25 par value, outstanding at October 19, 2001.
51,050,000 shares of Class B Common Stock, $.25 par value, outstanding at October 19, 2001.

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

HELLER FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except for information on shares)

	September 30, 2001	December 31, 2000
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$ 718	$ 732
Receivables (Note 2)
Commercial loans
Term loans	4,570	4,973
Revolving loans	2,200	2,052
Real estate loans	3,326	2,686
Factored accounts receivable	2,240	2,615
Equipment loans and leases	3,884	3,640

Total receivables	16,220	15,966
Less: Allowance for losses of receivables (Note 2)	351	342

Net receivables	15,869	15,624
Equity and real estate investments	756	795
Debt securities	806	755
Operating leases	614	695
Investments in international joint ventures	221	216
Lending partnerships	367	267
Goodwill	441	458
Other assets	826	519

Total assets	$20,618	$20,061

LIABILITIES AND STOCKHOLDERS’ EQUITY
Senior debt
Commercial paper and short-term borrowings	$ 4,655	$ 5,127
Notes and debentures (Note 3)	11,487	10,525

Total senior debt	16,142	15,652
Credit balances of factoring clients	818	982
Other payables and accruals	872	840

Total liabilities	17,832	17,474
Company obligated mandatory redeemable preferred securities of a subsidiary trust (Note 10)…	175	—
Minority interest.	13	12
Stockholders’ equity
Preferred stock (Note 10)	275	400
Class A common stock ($.25 par; 500,000,000 shares authorized; 47,784,551 shares issued and 46,653,134 shares outstanding)	12	12
Class B common stock ($.25 par; 300,000,000 shares authorized; 51,050,000 shares issued and outstanding)	13	13
Additional paid in capital	1,661	1,631
Retained earnings	734	554
Treasury stock (1,131,417 shares) (Note 5)	(27)	(19)
Accumulated other comprehensive income	(70)	(16)

Total stockholders’ equity	2,598	2,575

Total liabilities and stockholders’ equity	$20,618	$20,061

The accompanying Notes to Consolidated Condensed Financial Statements
are an integral part of these statements.

HELLER FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in millions, except for per share information)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2000	2001	2000
	(unaudited)		(unaudited)
Interest income	$ 371	$ 429	$1,158	$1,194
Interest expense	192	266	658	728

Net interest income	179	163	500	466
Fees and other income	74	71	224	238
Factoring commissions	15	17	49	53
Income of international joint ventures	9	10	29	28

Operating revenues	277	261	802	785
Operating expenses	100	116	327	349
Provision for losses	52	36	121	108
GE Capital merger expenses	5	—	5	—
Small Business Finance charge (Note 9)	—	—	12	—

Income before taxes, minority interest, and cumulative effect of change in accounting for derivatives	120	109	337	328
Income tax provision	35	36	102	108
Minority interest (Note 10)	4	1	7	2

Income before cumulative effect of change in accounting for derivatives	$ 81	$ 72	$ 228	$ 218

Cumulative effect of change in accounting for derivatives (net of taxes)	—	—	(4)	—

Net income	$ 81	$ 72	$ 224	$ 218

Dividends on preferred stock	$ 5	$ 7	$ 19	$ 21

Net income applicable to common stock	$ 76	$ 65	$ 205	$ 197

Basic net income applicable to common stock per share (Note 6)	$0.78	$0.67	$ 2.11	$ 2.04

Diluted net income applicable to common stock per share (Note 6)	$0.76	$0.67	$ 2.07	$ 2.03

The accompanying Notes to Consolidated Condensed Financial Statements
are an integral part of these statements.

HELLER FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF
CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Preferred Stock (Note 10)	Class A Common Stock	Class B Common Stock	Treasury Stock (Note 5)	Add’l Paid In Capital	Accum. Other Compre- hensive Income	Retained Earnings	Total	Compre- hensive Income
BALANCE AT DECEMBER 31, 1999	$400	$ 12	$ 13	$ (9)	$1,626	$ (27)	$332	$2,347
Comprehensive Income:
Net income	—	—	—	—	—	—	218	218	$218
Other comprehensive income, net of tax:
Unrealized gain on securities, net of tax of $17	—	—	—	—	—	—	—	29	29
Foreign currency translation adjustments, net of tax of $(43)	—	—	—	—	—	—	—	(12)	(12)

Other comprehensive income	—	—	—	—	—	17	—	—	17

Comprehensive income	—	—	—	—	—	—	—	—	$235

Repurchase of Class A Common Stock	—	—	—	(11)	—	—	—	(11)
Vesting of restricted shares	—	—	—	—	3	—	—	3
Preferred stock dividends	—	—	—	—	—	—	(21)	(21)
Common stock dividends	—	—	—	—	—	—	(29)	(29)

BALANCE AT SEPTEMBER 30, 2000	$400	$ 12	$ 13	$ (20)	$1,629	$ (10)	$500	$2,524

BALANCE AT DECEMBER 31, 2000	$400	$ 12	$ 13	$ (19)	$1,631	$ (16)	$554	$2,575
Comprehensive Income:
Income before cumulative effect of change in accounting for derivatives	—	—	—	—	—	—	228	228	$228
Other comprehensive income, net of tax:
Transition adjustment related to change in accounting for derivatives, net of tax of $(2)	—	—	—	—	—	—	—	(4)	(4)
Unrealized loss on qualifying cash flow hedges, net of tax of $(2)	—	—	—	—	—	—	—	(4)	(4)
Reclassification into earnings of realized losses on cash flow hedges, net of tax of $1	—	—	—	—	—	—	—	2	2
Unrealized loss on securities, net of tax of $(15)	—	—	—	—	—	—	—	(26)	(26)
Foreign currency translation adjustments, net of tax of $(2)	—	—	—	—	—	—	—	(22)	(22)

Other comprehensive income	—	—	—	—	—	(54)	—	—	(54)

Comprehensive income	—	—	—	—	—	—	—	—	$174

Issuance of Class A common stock	—	—	—	—	30	—	—	30
Repurchase of Class A common stock	—	—	—	(8)	—	—	—	(8)
Redemption of cumulative perpetual preferred stock, series A	(125)	—	—	—	—	—	—	(125)
Vesting of restricted shares	—	—	—	—	5	—	—	5
Preferred stock dividends	—	—	—	—	—	—	(19)	(19)
Common stock dividends	—	—	—	—	—	—	(29)	(29)
Other	—	—	—	—	(5)	—	—	(5)

BALANCE AT SEPTEMBER 30, 2001	$275	$ 12	$ 13	$ (27)	$1,661	$ (70)	$734	$2,598

          The accumulated other comprehensive income balance included an unrealized loss of $28 million and unrealized gains of $36 million, net of tax, on securities available for sale at September 30, 2001 and September 30, 2000, respectively, and unrealized losses, net of tax, on qualifying cash flow hedges of $4 million and $0 at September 30, 2001 and September 30, 2000, respectively. Accumulated other comprehensive income also included deferred foreign currency translation adjustments, net of tax, of $(47) million and $(46) million at September 30, 2001 and September 30, 2000, respectively, and a $4 million loss, net of tax, for the transition adjustment related to the change in accounting for derivatives at September 30, 2001.

The accompanying Notes to Consolidated Condensed Financial Statements
are an integral part of these statements.

HELLER FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions)

	For the Nine Months Ended September 30,
	2001	2000
	(unaudited)
OPERATING ACTIVITIES
Income before cumulative effect of change in accounting for derivatives	$ 228	$ 218
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses	121	108
Amortization and depreciation	42	40
Losses from equity investments	35	5
Provision for deferred taxes	21	51
(Decrease) increase in accounts payable and accrued liabilities	(34)	195
Undistributed income of international joint ventures	(12)	(21)
(Decrease) increase in interest payable	(14)	70
Net increase in other assets	(18)	(175)
Other	24	4

Net cash provided by operating activities	393	495
INVESTING ACTIVITIES
Longer-term loans funded	(4,384)	(5,192)
Collections of principal	1,334	1,230
Securitizations, participations, syndications and loan sales	1,543	2,344
Net decrease in short-term loans and advances to factoring clients	1,243	495
Investment in operating leases	(49)	(398)
Investment in equity interests and other investments	(512)	(182)
Sales of investments and equipment on lease	208	175

Net cash used for investing activities	(617)	(1,528)
FINANCING ACTIVITIES
Senior note issuances	2,975	4,316
Retirement of notes and debentures	(2,315)	(2,462)
Decrease in commercial paper and other short-term borrowings	(472)	(778)
Net increase in advances from affiliates	2	—
Issuance of Class A common stock	30	—
Repurchase of Class A common stock	(8)	(11)
Redemption of cumulative perpetual preferred stock series A	(125)	—
Issuance of mandatory redeemable preferred trust securities	175	—
Cash dividends paid on preferred and common stock	(48)	(50)
Other	(4)	—

Net cash provided by financing activities	210	1,015

Decrease in cash and cash equivalents	(14)	(18)
Cash and cash equivalents at the beginning of the period	732	516

Cash and cash equivalents at the end of the period	$ 718	$ 498

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

(2)  Impaired Receivables and Repossessed Assets

          We do not recognize interest and fee income on impaired receivables or repossessed assets, both of which are classified as nonearning, as set forth in the following table:

	September 30, 2001	December 31, 2000
	(in millions)
Impaired receivables	$348	$285
Repossessed assets	16	22

Total nonearning assets	$364	$307

Ratio of total nonearning assets to total lending assets	2.2%	1.9%

          Nonearning assets included $27 million and $37 million at September 30, 2001 and December 31, 2000, respectively, for our International Factoring and Asset Based Finance Segment.

          The average investment in nonearning impaired receivables was $309 million for the nine months ended September 30, 2001 and $235 million for the nine months ended September 30, 2000.

Loan Modifications—

          At September 30, 2001 and December 31, 2000, we did not have any loans that are considered troubled debt restructures. At September 30, 2001 there were no loans that were restructured and returned to earning status.

Allowance for Losses—

          The changes in the allowance for losses of receivables and repossessed assets were as follows:

	September 30, 2001	December 31, 2000
	(in millions)
Balance at the beginning of the period	$342	$316
Provision for losses	121	148
Writedowns	(135)	(140)
Recoveries	24	25
Other	(1)	(7)

Balance at the end of the period	$351	$342

          Impaired receivables with identified reserve requirements totaled $264 million at September 30, 2001 and $260 million at December 31, 2000.

	September 30, 2001	December 31, 2000
	(in millions)
Identified reserve requirement for impaired receivables	$ 78	$ 78
Additional allowance for losses of receivables	273	264

Total allowance for losses of receivables	$351	$342

Ratio of allowance for losses of receivables to nonearning impaired receivables	101%	120%

(3)  Senior Debt—Notes and Debentures

          We issued and retired the following notes and debentures during the nine months ended September 30, 2001 (excluding unamortized premium and discount):

Principal Amount
(in millions)
Issuances:
Variable rate notes due on various dates ranging from July 17, 2001 to June 20, 2004	$ 955
Fixed rate notes with interest rates ranging from 4.10% to 7.00% due on various dates ranging from December 11, 2001 to March 15, 2006	2,020

$2,975

Retirements:
Variable rate notes due on various dates ranging from January 12, 2001 to August 20, 2001	$1,595
Fixed rate notes with interest rates ranging from 5.25% to 8.00% due on various dates ranging from January 16, 2001 to September 25, 2001	720

$2,315

          At September 30, 2001, we have total committed credit and available asset sale facilities totaling $5.9 billion, of which $5.8 billion was available for use at September 30, 2001.

          We have approximately $4.3 billion in available liquidity support split equally between two bank credit facilities. One of these is a 5-year facility expiring in April 2005 and the other is a 364-day facility expiring in April 2002.

          Also included in committed facilities are foreign bank credit facilities totaling $835 million (U.S. dollar equivalent) for our consolidated international subsidiaries and $15 million under foreign currency revolving credit facilities. As of September 30, 2001, there was approximately $782 million available under these facilities. Included in foreign bank credit facilities is approximately $118 million of additional alternative liquidity. This is available by discounting eligible French receivables with the French Central Bank since Factofrance, our wholly-owned subsidiary, is a registered financial institution in France. At September 30, 2001, all of this facility was available for use.

          In addition to the above facilities, Factofrance has two factored accounts receivable sale facilities. These facilities allow us to sell an undivided interest of up to FRF 1.7 billion (approximately $240 million) in a designated pool of our factored accounts receivable to two bank-sponsored conduits on a limited recourse basis. As of September 30, 2001, these facilities were fully utilized.

          We have an asset backed commercial paper conduit facility that allows us to sell participations in a designated pool of Corporate Finance cash-flow loans to bank-sponsored conduits on a limited recourse basis. Liquidity support under this facility totals $1.2 billion, of which $790 million was utilized at September 30, 2001. The commitment period of the liquidity support is 364 days and may be renewed annually by the banks at their discretion.

          We have a 364-day facility, expiring May 1, 2002, which allows us to sell up to $500 million of our equipment receivables to two bank-sponsored conduits on a limited recourse basis. As of September 30, 2001 we had approximately $80 million available under this facility.

          We have a shelf registration statement, filed with the Securities and Exchange Commission, covering the sale of up to $10 billion in debt securities (including medium-term notes), senior preferred stock and Class A Common Stock. As of September 30, 2001, we had approximately $3.4 billion available under this shelf registration.

          We have a Euro Medium-Term Note Program for the issuance of up to $2 billion (U.S. dollar equivalent) in notes to be issued from time to time. As of September 30, 2001, approximately $1.2 billion (U.S. dollar equivalent) was available under this program.

          We have a Euro commercial paper program and a Canadian commercial paper program for the issuance of notes up to $1.5 billion and $250 million (U.S. dollar equivalent), respectively. As of September 30, 2001, there was $664 million and $194 million, respectively, available under these programs.

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

          During the nine months ended September 30, 2001, we entered into $5.9 billion of interest rate swaps. These instruments had the effect of converting $3.5 billion of fixed rate debt to a variable rate, $2.1 billion of variable rate debt to another variable rate index, $34 million of variable rate debt to a fixed rate and $304 million of fixed rate assets to a variable rate. During the same period, $2.5 billion of our interest rate swaps were terminated or matured. At September 30, 2001, we had approximately $7.0 billion and $2.9 billion in notional amount of interest rate swaps and basis swap agreements, respectively.

          We also utilize interest rate futures, as fair value hedges, to hedge the interest rate risk of a portion of our fixed rate receivables portfolio and certain investment securities. At September 30, 2001 we held 10-year, 5-year and 2-year interest rate futures contracts with equivalent notional amounts of $3 million, $15 million and $57 million, respectively.

          To minimize the effect of fluctuations in foreign currency exchange rates on our financial results, we periodically enter into forward currency exchange contracts, cross currency swap agreements or currency options. These financial instruments serve as hedges of our foreign investment in international subsidiaries and joint ventures or effectively hedge the translation of the related foreign currency income. We held $1.3 billion in notional amount of forward currency exchange contracts and $1 billion in notional amount of cross currency swap agreements at September 30, 2001. Included in the cross currency interest rate swap agreements were $851 million used to hedge debt instruments issued in foreign currencies as of September 30, 2001. The remaining cross currency interest rate swap agreements were primarily used to hedge foreign currency denominated intercompany receivables. Through these contracts, we effectively sell the local currency and buy U.S. dollars. We also periodically enter into forward contracts to hedge receivables denominated in foreign currencies or purchase foreign currencies in the spot market to settle a foreign currency denominated liability. For the quarter ended September 30, 2001, the combined effect of a net gain of approximately $1 million from fair value hedges and other derivative activity is classified as Other Income on the Consolidated Condensed Statements of Income.

          For forward contracts that qualify as hedges of the foreign currency exposure of our net investments in foreign operations, a loss of $17 million and $49 million is included in the cumulative translation adjustment for the nine months and quarter ended September 30, 2001, respectively. This is partially offset by increases in investments in foreign operations.

(5)  Treasury Stock

          We have an executive deferred compensation plan (the Plan) in which certain of our employees may elect to defer a portion of their annual compensation on a pre-tax basis. The amount deferred remains an asset of Heller and is invested in several mutual funds and in Class A Common Stock of Heller. Investments in our Class A Common Stock under this Plan are reported as treasury stock and are included in the calculation of basic and diluted earnings per share. At September 30, 2001, we held 362,640 shares of treasury stock through the Plan.

          In addition, we held 768,777 shares of our Class A Common Stock for use in meeting the requirements of our current stock incentive compensation plans and for other corporate purposes.

(6)  Basic and Diluted Net Income Per Share

          The following table shows the calculation of net income applicable to common stock per share on a basic and diluted basis for the periods indicated:

	Nine Months Ended September 30,
	Basic		Diluted
	2001	2000	2001	2000
Net income applicable to common stock (in millions)	$ 205	$ 197	$ 205	$ 197

Average equivalent shares of common stock outstanding (in thousands)	97,379	96,624	97,379	96,624
Stock options	—	—	1,279	183
MEDS Units	—	—	303	—

Total average equivalent shares	97,379	96,624	98,961	96,807

Net income per share	$ 2.11	$ 2.04	$ 2.07	$ 2.03

	Quarter Ended September 30,
	Basic		Diluted
	2001	2000	2001	2000
Net income applicable to common stock (in millions)	$ 76	$ 65	$ 76	$ 65

Average equivalent shares of common stock outstanding (in thousands)	97,825	96,611	97,825	96,611
Stock options	—	—	1,907	369
MEDS Units	—	—	899	—

Total average equivalent shares	97,825	96,611	100,631	96,980

Net income per share	$ 0.78	$ 0.67	$ 0.76	$ 0.67

          The table below presents net income applicable to common stock per share on a basic and diluted basis, excluding the after-tax charge related to the discontinuation of the origination of Small Business Administration (SBA) loans through our Small Business Finance unit, a one-time charge for the cumulative effect of a change in accounting for derivatives, and costs incurred to date, net of tax, related the merger agreement with General Electric Capital Corporation (“GE Capital”) (see Note 11):

	Nine Months Ended September 30,
	Basic		Diluted
	2001	2000	2001	2000
Net income applicable to common stock, net of Small Business Finance charge, cumulative effect of a change in accounting for derivatives, and GE Capital merger related expenses (in millions)	$ 221	$ 197	$ 221	$ 197

Average equivalent shares of common stock outstanding (in thousands)	97,379	96,624	97,379	96,624
Stock options	—	—	1,279	183
MEDS Units	—	—	303	—

Total average equivalent shares	97,379	96,624	98,961	96,807

Net income per share	$ 2.27	$ 2.04	$ 2.23	$ 2.03

	Quarter Ended September 30,
	Basic		Diluted
	2001	2000	2001	2000
Net income applicable to common stock, net of Small Business Finance charge, cumulative effect of a change in accounting for derivatives, and GE Capital merger related expenses (in millions)	$ 79	$ 65	$ 79	$ 65

Average equivalent shares of common stock outstanding (in thousands)	97,825	96,611	97,825	96,611
Stock options	—	—	1,907	369
MEDS Units	—	—	899	—

Total average equivalent shares	97,825	96,611	100,631	96,980

Net income per share	$ 0.81	$ 0.67	$ 0.79	$ 0.67

(7)  Statement of Cash Flows

          Noncash investing activities that occurred during the nine month period ended September 30, 2001 included $9 million of receivables classified as repossessed assets. We paid income taxes of $59 million and $66 million during the nine month periods ended September 30, 2001 and 2000, respectively.

(8)  Operating Segments

          The following table summarizes financial information concerning our reportable segments:

	Domestic Commercial Finance		International Factoring and Asset Based Finance		Consolidated Company
Total assets:
September 30, 2001	$17,791		$2,827		$20,618
December 31, 2000	16,792		3,269		20,061
Total revenues:
September 30, 2001	$ 1,245		$ 215		$ 1,460
September 30, 2000	1,286		227		1,513
Net income:
September 30, 2001	$ 186	(1)	$ 38		$ 224
September 30, 2000	166		52	(2)	218

(1)
includes a net after-tax charge of $8 million for the discontinuation of the origination of SBA loans, a net after-tax charge of $4 million for the cumulative effect of a change in accounting for derivatives, and net after-tax expenses of $3 million incurred in connection with the merger with GE Capital.

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

          Of the total costs incurred related to this transaction, approximately $2 million remains a liability as of September 30, 2001.

(10)  Preferred Stock and MEDS Units

          On May 15, 2001 we redeemed all of the 5,000,000 outstanding shares of our 8-1/8% Cumulative Perpetual Senior Preferred Stock, Series A. The shares were redeemed at the redemption price of $25.00 per share, plus accrued and unpaid dividends to the date of redemption, payable to holders of record thereof on May 1, 2001.

          In May 2001, HFI Trust I (the “Trust”), a wholly owned subsidiary of the Company, issued 7 million units of 7% mandatory redeemable preferred securities (the “MEDS Units”) at $25 per unit. Each MEDS unit consists of a trust preferred security and a forward purchase contact under which the holder may acquire a variable number of shares in the Company’s Class A Common Stock for a fixed purchase price at the end of a three-year period, absent specified circumstances that may entitle the holder to exercise that right at an earlier time (such as the proposed transaction with GE Capital). The sole assets of the Trust are subordinated deferrable notes (the “Notes”) issued by the Trust. These Notes will mature on May 2, 2006 and have a liquidation value of $25. The obligations with respect to the Trust constitute a full and unconditional guarantee by the Company. The MEDS Units are classified in the Company’s balance sheet as Company Obligated Mandatory Redeemable Preferred Securities of a Subsidiary Trust (representing a minority interest in the Trust) at their face and redemption amount of $175 million. Distributions on the Notes of 7% per year, or $1.75 per unit, are paid quarterly and classified as minority interest on the Consolidated Condensed Statements of Income. During the nine month period ended September 30, 2001, the Company distributed $5 million to the holders of MEDS Units. Net proceeds from the issuance of the MEDS Units were used for general and working capital purposes.

(11)  Merger Agreement

          On July 30, 2001, the Company and GE Capital entered into a definitive merger agreement under which GE Capital will acquire the Company for approximately $5.3 billion in cash, or $53.75 per share. For further information regarding this transaction, which is subject to regulatory approval and other customary conditions, please refer to the Form 8-K and the Solicitation/Recommendation Statement on Schedule 14D-9 filed by the Company with the SEC on August 3, 2001.

(12)  Subsequent Events

Declaration of Dividends—

Stock	Declaration Date	Dividend per Share	Record Date	Payable Date
Fixed Rate Noncumulative Perpetual Senior Preferred Stock, Series C	Oct. 18, 2001	$1.67175	Nov. 1, 2001	Nov. 15, 2001
Fixed Rate Noncumulative Perpetual Senior Preferred Stock, Series D	Oct. 18, 2001	$ 1.7375	Nov. 1, 2001	Nov. 15, 2001

(13)  Accounting Developments

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

Statement of Financial Accounting Standards No. 141

          The FASB has issued Statement 141, Business Combinations, (“SFAS No. 141”) which applies to all business combinations initiated after June 30, 2001. The statement also applies to all business combinations accounted for under the purchase method of accounting for which the date of acquisition is July 1, 2001 or later. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited.

Statement of Financial Accounting Standards No. 142

          The FASB has issued Statement 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), which changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded from prior business combinations, will cease. This statement is effective for fiscal years beginning after December 15, 2001. The adoption of this statement will eliminate amortization of goodwill which will have an approximate $18 million after-tax positive impact on annual earnings.

Statement of Financial Accounting Standards No. 143

          The FASB issued Statement 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”), in June 2001. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for fiscal years beginning after June 15, 2002 and is not expected to have a significant impact on the Company.

Statement of Financial Accounting Standards No. 144

          In August 2001, the FASB issued Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). The Statement supercedes Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of and APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. SFAS No. 144 retains the requirements of Statement 121 relating to recognition and measurement of an impairment loss and resolves certain implementation issues resulting from Statement 121. This Statement is effective for fiscal years beginning after December 15, 2001. We are currently assessing the impact of this statement on the Company.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

          Overview.    Net income for the nine months ended September 30, 2001 was $224 million excluding the effect of a one-time charge of $8 million, net of tax, related to the discontinuation of the origination of SBA loans through our Small Business Finance unit, a one-time charge of $4 million, net of tax, related to the adoption of the new accounting standard for derivatives, and a net after-tax expense of $3 million incurred in connection with the merger with GE Capital. Net income for the nine months ended September 30, 2001 increased 10% to $240 million. This compares to $218 million for the same prior year period. Net income applicable to common stock including the one-time charges was $205 million for the nine months ended September 30, 2001. Net income for the quarter ended September 30, 2001 was $81 million. Net income for the quarter ended September 30, 2001, excluding the $3 million of merger related expenses totaled $85 million, compared to $72 million for the same prior year period, an increase of 18%. Net income applicable to common stock, excluding the $3 million of merger related expenses, totaled $79 million for the third quarter of 2001, an increase of $14 million, or 22%, over the third quarter of 2000.

          Fully diluted earnings per share, excluding the Small Business Finance charge, the cumulative effect of a change in accounting for derivatives and the GE Capital merger related expenses, totaled $2.23 and $0.79 for the nine months and quarter ended September 30, 2001, respectively, compared to $2.03 and $0.67 for the nine months and quarter ended September 30, 2000, respectively. The improvement is a result of increased net interest income, driven by improved net interest margins and growth in funds employed, and decreased operating expenses.

          Operating Revenues.    The following table summarizes our operating revenues for the nine and three months ended September 30, 2001 and 2000:

	For the Nine Months Ended September 30,
	2001 Amount	Percent of AFE	2000 Amount	Percent of AFE
		(annualized)		(annualized)
	(dollars in millions)
Net interest income	$500	3.8%	$466	3.7%
Non-interest income:
Fees and other income	224	1.7	238	1.9
Factoring commissions	49	0.4	53	0.4
Income of international joint ventures	29	0.3	28	0.3

Total operating revenues	$802	6.2%	$785	6.3%

	For the Three Months Ended September 30,
	2001 Amount	Percent of AFE	2000 Amount	Percent of AFE
		(annualized)		(annualized)
	(dollars in millions)
Net interest income	$179	4.1%	$163	3.7%
Non-interest income:
Fees and other income	74	1.7	71	1.6
Factoring commissions	15	0.3	17	0.4
Income of international joint ventures	9	0.2	10	0.3

Total operating revenues	$277	6.3%	$261	6.0%

          Net Interest Income:    Net interest income increased by $34 million or 7% for the first nine months of 2001 versus 2000. The increase is driven by a higher level of average funds employed for the nine month period. Net interest margin as a percentage of AFE was 3.8% for the nine months ended September 30, 2001, a slight increase from the same prior year period.

          Net interest income for the third quarter of 2001 increased $16 million, or 10% as compared to the third quarter of 2000. The increase was due to growth in average funds employed and improvements in net interest margin. Net interest margin increased to 4.1% for the quarter from 3.7% for the same prior year period. The improvement in the net interest margin for the quarter is primarily due to lower net funding costs, increased margins in several business units, and the impact of off balance sheet financing achieved through conduit sales activity.

          Non-Interest Income:  The following table summarizes our non-interest income for the nine and three months ended September 30, 2001 and 2000:

	For the Nine Months Ended September 30,		Increase/(Decrease)
	2001	2000	Amount	Percent
	(dollars in millions)
Factoring commissions	$ 49	$ 53	$ (4)	(8)%
Income of international joint ventures	29	28	1	4
Fees and other income:
Investment and asset sale income (1)	145	168	(23)	(14)
Fee income and other (2)	79	70	9	13

Total fees and other income	$224	$238	$ (14)	(6)%

Total non-interest income	$302	$319	$ (17)	(5)%

Non-interest income as a percentage of AFE (annualized)	2.3%	2.5%

	For the Three Months Ended September 30,		Increase/(Decrease)
	2001	2000	Amount	Percent
	(dollars in millions)
Factoring commissions	$ 15	$ 17	$ (2)	(12)%
Income of international joint ventures	9	10	(1)	(10)
Fees and other income:
Investment and asset sale income (1)	52	44	8	18
Fee income and other (2)	22	27	(5)	(19)

Total fees and other income	$ 74	$ 71	$ 3	4%

Total non-interest income	$ 98	$ 98	$—	—%

Non-interest income as a percentage of AFE (annualized)	2.2%	2.3%

(1)	Investment and asset sale income includes gains on securitizations, syndications and loan sales, net investment income and gains, equipment residual gains and participation income.
(2)	Fee income and other consists primarily of loan servicing income, late fees, prepayment fees, early termination fees, residual rental income and other miscellaneous income.

          Factoring commissions decreased $4 million and $2 million for the nine months and quarter ended September 30, 2001 compared to the same prior year period. The decrease for the nine month period is due to movements in foreign exchange rates as increases in factoring volume were offset by decreases in commission rates compared to the prior year at Factofrance. The decrease in factoring commissions for the quarter ended September 30, 2001 is due to a decline in commission rates at Factofrance due to competitive pressure in the French factoring market.

          Income of international joint ventures increased $1 million, or 4% for the nine months ended September 30, 2001 as compared to the prior year. This increase is primarily due to higher income from our Latin American joint ventures. Income of international joint ventures for the third quarter of 2001 decreased by $1 million compared to the prior year period.

          Fees and other income totaled $224 million and decreased $14 million, or 6% for the first nine months of 2001 as compared to the prior year period due to lower investment and asset sale income. Investment and asset sale income for the nine month period ended September 30, 2001 decreased as increased gains from asset sales were offset by significantly lower investment income from our equity investments in limited partnership funds. In addition, the nine months ended September 30, 2000 included a net gain from the sale of one international investment and the liquidation of another. Fee income and other increased for nine month period and quarter ended September 30, 2001 due to higher residual income from our leasing activities.

          For the third quarter of 2001, fees and other income totaled $74 million, representing an increase of $3 million, or 4% over the prior year period as investment and asset sale increases more than offset the decrease in fee income and other. Investment and asset sale income for the quarter ended September 30, 2001 increased due to Real Estate participation income and equity gains.

          Operating Expenses.  The following table summarizes our operating expenses for the nine and three months ended September 30, 2001 and 2000:

	For the Nine Months Ended September 30,		(Decrease)
	2001	2000	Amount	Percent
	(dollars in millions)
Salaries and other compensation	$173	$188	$ (15)	(8)%
General and administrative expenses	136	143	(7)	(5)
Goodwill and non-compete amortization	18	18	—	—

Total operating expenses	$327	$349	$ (22)	(6)%

Total operating expenses as a percentage of average managed assets (annualized)	2.3%	2.6%
Ratio of operating expenses to operating revenues	41%	44%
Ratio of operating expenses, excluding goodwill and non- compete amortization, as a percentage of operating revenues	39%	42%

	For the Three Months Ended September 30,		(Decrease)
	2001	2000	Amount	Percent
	(dollars in millions)
Salaries and other compensation	$ 51	$ 63	$ (12)	(19)%
General and administrative expenses	43	47	(4)	(9)
Goodwill and non-compete amortization	6	6	—	—

Total operating expenses	$100	$116	$ (16)	(14)%

Total operating expenses as a percentage of average managed assets (annualized)	2.0%	2.5%
Ratio of operating expenses to operating revenues	36%	44%
Ratio of operating expenses, excluding goodwill and non- compete amortization, as a percentage of operating revenues	34%	42%

          Included in salary and other compensation are the losses on the investments in the executive deferred compensation plan of $10 million for the nine months and quarter ended September 30, 2001. The impact for the nine months ended September 30, 2000 was an increase in compensation expense of $1 million and there was no impact for the quarter ended September 30, 2000. The impact on compensation expense for the executive deferred compensation plan is completely offset by an increase in fees and other income. As a result, there is no net impact on our consolidated results of operations related to this item.

          Excluding the impact of the investments in the executive deferred compensation plan, operating expenses totaled $337 million for the first nine months of 2001, a decrease of $11 million, or 3% over the prior year period. Third quarter operating expenses totaled $110 million, a decrease of $6 million, or 5% from the prior year period. The decrease in expenses for the nine months and quarter ended September 30, 2001 is primarily due to staff reductions related to our decision to stop originating SBA loans and our continuing focus on controlling expense growth.

          Heller’s efficiency ratio improved to 41% and 36% for the nine months and third quarter ended September 30, 2001 from 44% for the nine months and third quarter of 2000. This improvement is reflective of our focus on increasing revenues and controlling expense growth. Operating expenses as a percentage of average managed assets also improved to 2.3% and 2.0% for the first nine months and quarter ended September 30, 2001 down from 2.6% and 2.5% for the same prior year periods, respectively.

          GE Capital Merger Expenses.    During the third quarter of 2001, Heller incurred $5 million pre-tax in expenses primarily for legal, consulting, and professional fees in relation to the GE Capital merger agreement. See Note 11 of our Consolidated Financial Statements.

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

          Allowance for Losses.    The following table summarizes the changes in our allowance for losses of receivables, including our provision for losses of receivables and repossessed assets, for the nine and three months ended September 30, 2001 and 2000:

	For the Nine Months Ended September 30,		Increase/(Decrease)
	2001	2000	Amount	Percent
	(dollars in millions)
Balance at beginning of period	$342	$316	$26	8%
Provision for losses	121	108	13	12
Writedowns	(135)	(99)	(36)	(36)
Recoveries	24	21	3	14
Other	(1)	(5)	4	80

Balance at end of period	$351	$341	$10	3%

Allowance as a % of receivables	2.2%	2.2%

	For the Three Months Ended September 30,		Increase/(Decrease)
	2001	2000	Amount	Percent
	(dollars in millions)
Balance at beginning of period	$341	$337	$ 4	1%
Provision for losses	52	36	16	44
Writedowns	(50)	(45)	(5)	(11)
Recoveries	5	16	(11)	(69)
Other	3	(3)	6	200

Balance at end of period	$351	$341	$10	3%

Allowance as a % of receivables	2.2%	2.2%

          Net writedowns totaled $111 million, or 0.95% of average lending assets for the nine months ended September 30, 2001 and $45 million or 1.13% for the quarter ended September 30, 2001. Net writedowns totaled $78 million, or 0.68% of average lending assets for the nine months ended September 30, 2000 and $29 million or 0.73% for the quarter ended September 30, 2000. The increase in net writedowns for the nine months and quarter ended September 30, 2001 relative to the same prior year period is due to the considerably slower growth in the U.S. economy in 2001, which resulted in higher writedowns primarily in cash-flow financings within the Corporate Finance portfolio and also in the Leasing Services portfolio and Small Business Finance portfolio. Net writedowns as a percentage of average managed lending assets totaled 0.87% and 1.03% for the nine months and quarter ended September 30, 2001, respectively compared to 0.67% and 0.71% for the nine months and quarter ended September 30, 2000, respectively. At September 30, 2001 the allowance for losses of receivables represented 2.2% of receivables, in line with the prior year.

          Income Taxes.    Our effective tax rate totaled 30% and 29% for the nine months and quarter ended September 30, 2001, respectively, compared to 33% for the prior year periods. The effective rates for 2001 and 2000 remained below federal and state combined statutory rates due to the effect of earnings from international joint ventures, the use of tax credits and the impact of international and state tax planning activities.

LENDING ASSETS AND INVESTMENTS

          Lending assets and investments were $19.0 billion, up 2% from the December 31, 2000 level. The increase is result of solid new business volume from our domestic businesses offset by paydowns and greater use of off balance sheet conduit financing. Domestic new business volume, including portfolio purchases, of $4.7 billion for the nine months ended September 30, 2001 was partially offset by portfolio runoff, syndications and loan sales of approximately $4.0 billion, the discontinuance of originations of SBA loans, and a decline in receivables from our International Factoring and Asset Based Finance unit. International Factoring and Asset Based Finance experienced a decrease in lending assets and investments from the prior year-end as a result of cyclical declines and the negative effect of foreign currency exchange rate movements.

          Third quarter new business volume totaled $1.8 billion, down slightly from the prior year. Increased volume from Healthcare Finance and Real Estate Finance was offset by lower new business volume from cash flow lending in Corporate Finance, coupled with the impact of our discontinuance of originations of SBA loans.

          The following tables present our lending assets and investments by business segment and asset type as of September 30, 2001 and December 31, 2000:

	Lending Assets and Investments as of
	September 30,		December 31,
	2001	Percent	2000	Percent
	(dollars in millions)
By Business Category:
Domestic Commercial Finance Segment
Corporate Finance (1)	$ 5,347	28%	$ 5,225	28%
Leasing Services (1)	4,562	24	4,434	24
Real Estate Finance	3,248	17	2,766	15
Healthcare Finance	1,848	10	1,563	8
Small Business Finance	1,119	6	1,440	8
Other	337	2	387	2

Total Domestic Commercial Finance Segment	16,461	87	15,815	85
International Factoring and Asset Based Finance Segment	2,539	13	2,901	15

Total lending assets and investments	$19,000	100%	$18,716	100%

	September 30,		December 31,
	2001	Percent	2000	Percent
	(dollars in millions)
By Asset Type:
Receivables	$16,220	85%	$15,966	85%
Repossessed assets	16	—	22	—

Total lending assets	16,236	85	15,988	85
Debt securities	806	4	755	4
Equity and real estate investments	756	4	795	4
Operating leases	614	4	695	4
Lending partnerships	367	2	267	2
International joint ventures	221	1	216	1

Total lending assets and investments	$19,000	100%	$18,716	100%

Average lending assets	$15,690		$15,456

Total managed assets (2)	$19,688		$18,877

Average managed assets (2)	$19,071		$17,516

Funds employed (3)	$18,182		$17,734

Average funds employed (3)	$17,420		$16,978

(1)
Lending assets and investments at September 30, 2001 and December 31, 2000 were reduced by approximately $1.2 billion and $800 million, respectively, of commercial cash flow and equipment loans sold to asset backed commercial paper conduit facilities.

(2)	Total managed assets include funds employed, plus receivables previously securitized or sold, for which we hold securities giving us an economic interest in the performance of these assets.
(3)	Funds employed include lending assets and investments, less credit balances of factoring clients.

          Corporate Finance lending assets and investments have increased by $122 million, or 2%, during the first nine months of 2001. Total new business volume for the nine months ended September 30, 2001 of over $1.5 billion was down 26% versus the prior year due to lower cash flow lending volume. The decrease in cash flow lending volume is due to significantly slower growth in the U.S. economy in 2001 as compared to 2000. This new business volume was partially offset by syndications, loan sales, write downs and payoffs during the period of $1.4 billion.

          Leasing Services lending assets and investments increased by $128 million, or 3%, during the first nine months of 2001 due to new business volume of $1.8 billion, including the acquisition of a $400 million small ticket leasing portfolio which was offset by syndications, loan sales and payoffs during the period of nearly $1.2 billion and sales of receivables under an asset backed commercial paper facility. Lending assets and investment increased 10% during the year excluding the impact of the sales of receivables to the asset backed commercial paper facility. Year to date new business volume declined from the prior year by 10% due to stronger originations in operating lease transactions of our Capital Finance unit during the first quarter of 2000. Leasing Services investments in lending partnerships increased approximately $71 million due to increased fundings through the Capital Finance unit.

          Real Estate Finance lending assets and investments increased by nearly $500 million since the prior year-end as year to date new business volume of $1 billion and borrowings under existing lines of approximately $100 million were offset by nearly $600 million in payoffs, syndications and loan sales. Included in new business volume is the acquisition of a golf course lending portfolio of nearly $200 million.

          Healthcare Finance lending assets and investments increased by nearly $300 million or 18% from the prior year-end driven by new business volume of nearly $500 million offset by nearly $200 million in pay-offs.

          Lending assets and investments of Small Business Finance decreased $321 million from the prior year end primarily due to the decision to discontinue the origination of SBA loans. New business volume of $84 million was more than offset by nearly $400 million of loan sales and runoff. During the second quarter of 2001, we sold approximately $110 million of SBA 504 loans. See Note 9 of our Consolidated Financial Statements.

          Lending assets and investments of our International Factoring and Asset Based Finance Segment decreased $362 million from the prior year end due to seasonal declines and the negative effect of foreign currency exchange rate movements.

          At September 30, 2001, we had contractually committed to finance approximately $2.9 billion to new and existing borrowers. Our obligation to fund commitments is generally contingent upon the maintenance of specific credit standards by our borrowers. Since we expect many of the commitments to remain unused, the total commitment amount does not necessarily represent future cash requirements. We do not have any significant commitments to provide additional financing related to nonearning assets.

Revenues

          Total revenues include:

•	interest income, including rental income from operating leases;

•	fees and other income from domestic and consolidated international operations;

•	factoring commissions; and

•	our share of the net income of our international joint ventures.

          The following table shows our total revenues for the nine months ended September 30, 2001 and 2000:

	Total Revenues For the Nine Months Ended September 30,
	2001	Percent	2000	Percent
	(dollars in millions)
Domestic Commercial Finance Segment
Corporate Finance	$ 389	27%	$ 497	33%
Leasing Services	356	24	292	19
Real Estate Finance	227	16	213	14
Healthcare Finance	147	10	122	8
Small Business Finance	93	6	108	7
Other	33	2	54	4

Total Domestic Commercial Finance Segment	1,245	85	1,286	85
International Factoring and Asset Based Finance Segment	215	15	227	15

Total revenues	$1,460	100%	$1,513	100%

          Total revenues decreased $53 million or 3.5% from the prior year period primarily due to decreases of $36 million in interest income and $14 million in fees and other income. The decrease in interest income is driven by the interest rate reductions made by the Federal Reserve Bank throughout 2001, as the majority of our portfolio is comprised of variable rate assets. Since our cost of funding for variable rate has decreased correspondingly, this situation has not had any negative impact on the Company. The decrease in fees and other income is primarily due to lower investment and asset sale income due to decreased limited partnership fund income and higher equity write-offs, partially offset by higher equity gains.

          Corporate Finance experienced a $108 million decrease in revenues due to lower investment and asset sale income generated from our limited partnership equity investments and a decline in interest income resulting from a lower level of AFE and lower variable lending rates. The reduction of AFE is due to the sale of cash flow receivables to an asset backed commercial paper conduit facility which averaged approximately $900 million for the first nine months of 2001. Leasing Services revenues increased $64 million primarily as a result of an increase in interest income from a higher level of AFE coupled with increased fee income from residuals. Real Estate Finance revenues increased $14 million primarily due to increased participation income and equity gains. Healthcare Finance revenues increased $25 million due to an increase in interest income resulting from a higher level of AFE. Small Business Finance revenues decreased $15 million from the prior year period due to a decrease in interest income from a lower level of AFE resulting from our decision to discontinue the origination of SBA loans.

          International Factoring and Asset Based Finance revenues decreased $12 million as an increase in interest income was more than offset by lower investment and asset sale income. The decline in investment and asset sale income is the result of a net gain on the sale of one international investment and the liquidation of another in the first quarter of 2000.

PORTFOLIO QUALITY

          The credit quality of our portfolio continues to reflect the effectiveness of our credit strategies, underwriting and portfolio management and disciplined credit approval process. As of September 30, 2001, nonearning assets were $364 million or 2.2% of lending assets, toward the low end of our targeted range of nonearning assets of 2-4% of lending assets. The following tables present certain information with respect to the credit quality of our portfolio:

	September 30, 2001	December 31, 2000
	(dollars in millions)
Lending Assets and Investments:
Receivables	$16,220	$15,966
Repossessed assets	16	22

Total lending assets	16,236	15,988
Equity and real estate investments	756	795
Debt securities	806	755
Operating leases	614	695
Lending partnerships	367	267
Investments in international joint ventures	221	216

Total lending assets and investments	$19,000	$18,716

Nonearning Assets:
Impaired receivables	$ 348	$ 285
Repossessed assets	16	22

Total nonearning assets	$ 364	$ 307

Ratio of nonearning impaired receivables to receivables	2.1%	1.8%

Ratio of total nonearning assets to total lending assets	2.2%	1.9%

Ratio of total nonearning assets to total managed lending assets	2.1%	1.8%

Allowances for Losses:
Allowance for losses of receivables	$ 351	$ 342

Ratio of allowance for losses of receivables to:
Receivables	2.2%	2.1%

Net writedowns (annualized)	2.4x	3.0x

Nonearning impaired receivables	101%	120%

Delinquencies:
Earning loans delinquent 60 days or more	$ 342	$ 267

Ratio of earning loans delinquent 60 days or more to receivables	2.1%	1.7%

	For The Nine Months Ended September 30,
	2001	2000
	(dollars in millions)
Net writedowns of lending assets:
Total net writedowns	$111	$ 78

Ratio of net writedowns to average lending assets (annualized)	0.95%	0.68%

Ratio of net writedowns to average managed lending assets (annualized)	0.87%	0.67%

          Nonearning Assets.  Our nonearning assets were $364 million or 2.2% of lending assets and 2.1% of total managed lending assets at September 30, 2001. Nonearning assets remain toward the low end of our targeted range of 2-4% of lending assets. Included in nonearning assets are repossessed assets of $16 million at September 30, 2001 and $22 million at December 31, 2000.

          Allowance for Losses.  The allowance for losses of receivables totaled $351 million representing 2.2% of receivables at September 30, 2001. The Company considers this level of allowance for loan losses to be adequate to cover losses inherent in our loan portfolio at September 30, 2001.

          Loan Modifications.  We did not have any loans that are considered troubled debt restructures at September 30, 2001 or December 31, 2000. At September 30, 2001, there were no loans that were restructured and returned to earning status.

          Writedowns.  Net writedowns totaled $111 million, or 0.95% of average lending assets for the nine months ended September 30, 2001, an increase from $78 million or 0.68% of average lending assets for the prior year period. Net writedowns for the third quarter of 2001 totaled $45 million or 1.13% of average lending assets, as compared to $29 million or 0.73% of average lending assets for the prior year period. The increase in net writedowns for the nine months and quarter ended September 30, 2001 relative to the same prior year period is due to the considerably slower growth in the U.S. economy in 2001, which resulted in higher writedowns primarily in cash-flow financings within the Corporate Finance portfolio, and also in the Leasing Services portfolio, and Small Business Finance portfolio.

          Net writedowns as a percentage of average managed lending assets totaled 0.87% and 1.01% for the nine months and quarter ended September 30, 2001, respectively. This compares to 0.67% and 0.71% for the nine months and quarter ended September 30, 2000, respectively. Gross writedowns totaled $135 million during the first nine months of 2001 versus $99 million for the prior year period while recoveries were $24 million in 2001 versus $21 million in 2000.

LIQUIDITY AND CAPITAL RESOURCES

          The following table presents information regarding our capital structure:

	September 30, 2001		December 31, 2000
	(in millions)
Commercial paper and short-term borrowings	$ 4,655		$ 5,127
Notes and debentures	11,487		10,525

Total senior debt	16,142		15,652
Company Obligated Mandatory Redeemable Preferred Security of a Subsidiary Trust	175		—
Minority interest	13		12
Stockholders’ equity	2,598		2,575

Total capitalization	$18,928		$18,239

Leverage (net of short-term investments)	5.7	x	5.9	x
Commercial paper and short-term borrowings to total senior debt	29%		33%

          During the first nine months of 2001, our major funding requirements included:

•	approximately $4.9 billion of longer-term loans, leases and investments funded;

•	the retirement of approximately $2.3 billion of senior notes;

•	the decrease in short-term debt of $500 million;

•	common and preferred dividends of $48 million; and

•	the redemption of Cumulative Perpetual Senior Preferred Stock, Series A of $125 million.

          Our major sources of funding these requirements included:

•	cash flows from operations of $393 million;

•	loan repayments and proceeds from the sale of investments and equipment on lease of approximately $1.5 billion;

•	the syndication, securitization or sale of approximately $1.5 billion of loans;

•	the issuance of Company obligated Mandatory Redeemable Preferred Securities of $175 million;

•	the issuance of $3.0 billion of senior debt; and

•	a net decrease in short-term loans and advances to factoring clients of $1.2 billion.

          Our ratio of commercial paper and short-term borrowings to total debt was 29% at September 30, 2001 and 33% at December 31, 2000. The lower ratio at September 30, 2001 compared to the prior year-end is primarily a result of our decision to fund maturing commercial paper obligations through the issuance of term debt due to the volatility of the commercial paper market. Leverage (based on debt net of short-term investments) was 5.7x at September 30, 2001 down from 5.9x at December 31, 2000. The decrease in leverage was due to the impact of the issuance of the MEDS Units. Our leverage and the level of commercial paper and short-term borrowings continued to remain within targeted ranges.

          Our committed bank credit and available asset sale facilities totaled approximately $5.9 billion at September 30, 2001 and included $4.3 billion in available liquidity support under two bank credit facilities. One of these is a 5-year facility expiring in April 2005 and the other is a 364-day facility expiring in April 2002.

          Also included in our total committed facilities at September 30, 2001 are foreign bank credit facilities of $835 million (U.S. dollar equivalent) for our international subsidiaries and $15 million under foreign currency revolving credit facilities. Committed credit and sale facilities from unaffiliated financial institutions represent 127% of outstanding commercial paper and short-term borrowings at September 30, 2001. Included in foreign bank credit facilities is approximately $118 million of additional alternative liquidity, which is available by discounting eligible French receivables with the French Central Bank since Factofrance is a registered financial institution in France. At September 30, 2001, all of this facility was available for use.

          We have an asset backed commercial paper conduit facility that allows us to sell participations in a designated pool of Corporate Finance cash-flow loans to bank-sponsored conduits, on a limited recourse basis. Liquidity support under this facility totals $1.2 billion, of which $790 million was utilized at September 30, 2001. The commitment period of this liquidity support is 364 days and may be renewed annually by the banks, at their discretion.

          We have a 364-day facility, expiring May 1, 2002, which allows us to sell up to $500 million of our equipment leasing receivables to two bank-sponsored conduits, on a limited recourse basis. As of September 30, 2001 we had approximately $80 million available under this facility.

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

          During the nine months ended September 30, 2001, we entered into $5.9 billion of interest rate swaps. These instruments had the effect of converting $3.5 billion of fixed rate debt to a variable rate, $2.1 billion of variable rate debt to another variable rate index, $34 million of variable rate debt to a fixed rate and $304 million of fixed rate assets to a variable rate. During the same period, $2.5 billion of our interest rate swaps were terminated or matured. At September 30, 2001, we had approximately $7.0 billion and $2.9 billion in notional amount of interest rate swaps and basis swap agreements, respectively.

          We also utilize interest rate futures, as fair value hedges, to hedge the interest rate risk of a portion of our fixed rate receivables portfolio and certain investment securities. At September 30, 2001 we held 10-year, 5-year and 2-year interest rate futures contracts with equivalent notional amounts of $3 million, $15 million and $57 million, respectively.

          To minimize the effect of fluctuations in foreign currency exchange rates on our financial results, we periodically enter into forward currency exchange contracts, cross currency swap agreements or currency options. These financial instruments serve as hedges of our foreign investment in international subsidiaries and joint ventures or effectively hedge the translation of the related foreign currency income. We held $1.3 billion in notional amount of forward currency exchange contracts, and $1.0 billion in notional amount of cross currency swap agreements at September 30, 2001. Included in the cross currency interest rate swap agreements were $851 million used to hedge debt instruments issued in foreign currencies as of September 30, 2001. The remaining cross currency interest rate swap agreements were primarily used to hedge foreign currency denominated intercompany receivables. Through these contracts, we effectively sell the local currency and buy U.S. dollars. We also periodically enter into forward contracts to hedge receivables denominated in foreign currencies or purchase foreign currencies in the spot market to settle a foreign currency denominated liability. For the quarter ended September 30, 2001, the combined effect of a net gain of approximately $1 million from fair value hedges and other derivative activity is classified as Other Income on the Consolidated Condensed Statements of Income.

          For forward contracts that qualify as hedges of the foreign currency exposure of our net investments in foreign operations, a loss of $17 million and $49 million is included in the cumulative translation adjustment for the nine months and quarter ended September 30, 2001, respectively. This is partially offset by increases in investments in foreign operations.

MERGER AGREEMENT

          On July 30, 2001, the Company and GE Capital entered into a definitive merger agreement under which GE Capital will acquire the Company for approximately $5.3 billion in cash, or $53.75 per share. The transaction, which is subject to regulatory approval and other customary conditions, is expected to close before the end of the year. For further information regarding this transaction, which is subject to regulatory approval and other customary conditions, please refer to the Form 8-K and the Solicitation/Recommendation Statement on Schedule 14D-9 fixed by the Company with the SEC on August 3, 2001.

SUBSEQUENT EVENTS

Declaration of Dividends—

Stock	Declaration Date	Dividend per Share	Record Date	Payable Date
Fixed Rate Noncumulative Perpetual Senior Preferred Stock, Series C	Oct. 18, 2001	$1.67175	Nov. 1, 2001	Nov. 15, 2001
Fixed Rate Noncumulative Perpetual Senior Preferred Stock, Series D	Oct. 18, 2001	$ 1.7375	Nov. 1, 2001	Nov. 15, 2001

ACCOUNTING DEVELOPMENTS

Statement of Financial Accounting Standards No. 133

          Effective January 1, 2001, the Company adopted the provisions of the Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 137, Deferral of the Effective Date of FASB Statement No. 133 and Statement of Financial Accounting Standards No. 138, Accounting for Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (collectively referred to as SFAS No. 133). This Statement establishes accounting and reporting standards requiring all derivative instruments (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value. Changes in the fair value of the derivative are to be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows gains and losses on derivatives to offset related results on the hedged items in the income statement and requires that a company must document, designate, and assess the effectiveness of transactions that receive hedge accounting.

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

Statement of Financial Accounting Standards No. 141

          The FASB has issued Statement 141, Business Combinations, (“SFAS No. 141”) which applies to all business combinations initiated after June 30, 2001. The statement also applies to all business combinations accounted for under the purchase method of accounting for which the date of acquisition is July 1, 2001 or later. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited.

Statement of Financial Accounting Standards No. 142

          The FASB has issued Statement 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), which changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded from prior business combinations, will cease. This statement is effective for fiscal years beginning after December 15, 2001. The adoption of this statement will eliminate amortization of goodwill which will have an approximate $18 million after-tax positive impact on annual earnings.

Statement of Financial Accounting Standards No. 143

          The FASB issued Statement 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”), in June 2001. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for fiscal years beginning after June 15, 2002 and is not expected to have a significant impact on the Company.

Statement of Financial Accounting Standards No. 144

          In August 2001, the FASB issued Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). The Statement supercedes Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of and APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. SFAS No. 144 retains the requirements of Statement 121 relating to recognition and measurement of an impairment loss and resolves certain implementation issues resulting from Statement 121. This Statement is effective for fiscal years beginning after December 15, 2001. We are currently assessing the impact of this statement on the Company.

PART II.    OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.    OTHER INFORMATION

          None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

(10a) Second Amendment to the Heller Financial, Inc. Executive Deferred Compensation Plan

(10b) Amendment to Employment Agreement with Richard J. Almeida

(12) Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

(b) Current Reports on Form 8-K:

Date of Report	Item	Description
July 17, 2001	5,7	A report filing a press release announcing the declaration of dividends on the Company’s common and preferred stocks.

July 19, 2001	5,7	A report filing a press release announcing the Company’s earnings for the quarter ended June 30, 2001.

July 30, 2001	5,7	A report filing a press release announcing that the Company and General Electric Capital Corporation (GE Capital) have entered into a definitive merger agreement for GE Capital to acquire the Company.

July 30, 2001	5,7
A report filing the Plan of Merger by and among GE Capital, Hawk Acquisition Corp.
and the Company and the Letter Agreement among the Company, The Fuji Bank
Limited, acting by and through its New York Branch, and GE Capital.

October 18, 2001	5,7	A report filing a press release announcing the declaration of dividends on the Company’s preferred stocks.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

HE	LLER FINANCIAL, INC.

/s/ LAURALEE E. MARTIN
By:
Lauralee E. Martin
Executive Vice President and Chief Financial Officer

/s/ LAWRENCE G. HUND
By:
Lawrence G. Hund
Executive Vice President, Controller and
Chief Accounting Officer

Date: October 23, 2001