Form 10-Q/A
period 2001-03-31
HELLER FINANCIAL INC
filed 2002-08-02
CIK 46738

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A

(Mark One)

X    Quarterly report for the period ended March 31, 2001 pursuant
---- to Section 13 or 15(d) of the Securities Exchange Act of 1934


     Transition report pursuant to Section 13 or 15(d) of the Securities ---- Exchange Act of 1934

                          Commission file number 1-6157


                             Heller Financial, Inc.
                           -------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                      36-1208070
    ---------------------                               --------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

500 W. Monroe Street, Chicago, Illinois                           60661
---------------------------------------                         --------
(Address of principal executive offices)                       (Zip Code)

                                 (312) 441-7000
                                 ---------------
            (Registrant's telephone number, including area code)

                                      None
                -------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X  No
                                         ----    ----
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

51,050,000 shares of Class A Common Stock,
           $.25 par value, outstanding at April 26, 2001

45,858,511 shares of Class B Common Stock,
           $.25 par value, outstanding at April 26, 2001

EXPLANATORY NOTE

     The purpose of this Amendment to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2001 is to restate the consolidated condensed financial statements contained therein, to modify the notes to such financial statements, and to make conforming changes to other information contained elsewhere in the report to reflect increased provisions for loan losses as disclosed in note 12 to such financial statements.

PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                     HELLER FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 (in millions, except for information on shares)

                                        ASSETS                                March 31,    December 31,
                                                                                2001           2000
                                                                              Restated
                                                                             -----------   ------------
                                                                             (unaudited)     (audited)
Cash and cash equivalents.................................................   $   1,260      $     732
Receivables (Note 2)
     Commercial loans
          Term loans......................................................       4,532          4,973
          Revolving loans.................................................       2,053          2,052
     Real estate loans....................................................       2,771          2,686
     Factored accounts receivable.........................................       2,249          2,615
     Equipment loans and leases...........................................       3,590          3,640
                                                                             -----------   ------------
          Total receivables...............................................      15,195         15,966
     Less: Allowance for losses of receivables (Note 2)...................         368            342
                                                                             -----------   ------------
          Net receivables.................................................      14,827         15,624
Equity and real estate investments .......................................         751            795
Debt securities...........................................................         886            755
Operating leases..........................................................         655            695
Investments in international joint ventures...............................         211            216
Lending partnerships......................................................         328            267
Goodwill .................................................................         448            458
Other assets..............................................................         617            519
                                                                             -----------   ------------
          Total assets....................................................   $  19,983      $  20,061
                                                                             ===========   ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Senior debt
     Commercial paper and short-term borrowings...........................   $   4,138      $   5,127
     Notes and debentures (Note 3)........................................      11,595         10,525
                                                                             -----------   ------------
          Total senior debt...............................................      15,733         15,652
Credit balances of factoring clients......................................         827            982
Other payables and accruals...............................................         846            840
                                                                             -----------   ------------
          Total liabilities...............................................      17,406         17,474
Minority interest.........................................................          13             12
Stockholders' equity
     Non-redeemable Preferred Stock.......................................         400            400
     Class A Common Stock ($.25 par; 500,000,000 shares authorized;
        46,936,792 shares issued and 45,820,401 shares outstanding).......          12             12
     Class B Common Stock ($.25 par; 300,000,000 shares authorized;
        51,050,000 shares issued and outstanding).........................          13             13
     Additional paid in capital...........................................       1,640          1,631
     Retained earnings....................................................         587            554
     Treasury stock (1,116,391 shares) (Note 5)...........................         (26)           (19)
     Accumulated other comprehensive income...............................         (62)           (16)
                                                                             -----------   ------------
          Total stockholders' equity......................................       2,564          2,575
                                                                             -----------   ------------
          Total liabilities and stockholders' equity......................   $  19,983      $  20,061
                                                                             ===========   ============

      The accompanying Notes to Consolidated Condensed Financial Statements
                    are an integral part of these statements.

                     HELLER FINANCIAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (in millions, except for per share information)

                                                                             For the Three Months
                                                                               Ended March 31,
                                                                             --------------------
                                                                              2001
                                                                            Restated       2000
                                                                              -----        -----
                                                                                  (unaudited)
Interest income......................................................    $     403   $     361
Interest expense.....................................................          249         215
                                                                              -----       -----
     Net interest income.............................................          154         146
Fees and other income................................................           71          88
Factoring commissions................................................           16          17
Income of international joint ventures...............................           12          10
                                                                              -----       -----
     Operating revenues..............................................          253         261
Operating expenses...................................................          111         117
Provision for losses.................................................           60          30
Small Business Finance charge........................................           12           -
                                                                              -----       -----
     Income before taxes, minority interest, and cumulative
         effect of change in accounting for derivatives..............           70         114
Income tax provision.................................................           20          38
Minority interest....................................................            -           1
                                                                              -----       -----
     Income before cumulative effect of change in
          accounting for derivatives.................................           50          75
                                                                              -----       -----
Cumulative effect on prior years of change in accounting
    for derivatives (net of taxes)...................................           (4)          -
                                                                              -----       -----
     Net income......................................................    $      46   $      75
                                                                              =====       =====
     Dividends on preferred stock....................................    $       7   $       7
                                                                              =====       =====
     Net income applicable to common stock...........................    $      39   $      68
                                                                              =====       =====
     Basic net income applicable to common stock
        per share (Note 6)...........................................    $    0.40   $    0.70
                                                                              =====       =====
     Diluted net income applicable to common stock
        per share (Note 6)...........................................    $    0.40   $    0.70
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

                      CONSOLIDATED CONDENSED STATEMENTS OF
                         CHANGES IN STOCKHOLDERS' EQUITY
                                  (in millions)
                                   (unaudited)

                                       Non-                                       Accum.
                                     Redeem-                                      Other
                                       able   Class A  Class B Treasury   Add'l  Compre-                  Compre-
                                     PreferredCommon   Common    Stock   Paid In hensive Retained          hensiv
                                      Stock    Stock    Stock  (Note 5)  Capital  Income Earnings  Total   Income
                                     --------  ------  -------   ------   ------   -----  -------  ------  -------
BALANCE AT DECEMBER 31, 1999........   $  400  $   12   $   13   $  (9)   $1,626   $ (27)  $  332   $2,347
Comprehensive Income:
Net income..........................        -       -        -       -         -        -      75       75  $  75
  Other comprehensive income,
     net of tax:
     Unrealized loss on securities,
      net of tax benefit of $3......        -       -        -       -         -        -       -       (7)    (7)
     Foreign currency translation
      adjustments, net of
      tax of $(16) .................        -       -        -       -         -        -       -        1      1
                                                                                                            ------
  Other comprehensive income........        -       -        -       -         -       (6)      -        -     (6)
                                                                                                            ------
Comprehensive income................        -       -        -       -         -        -       -        -  $  69
                                                                                                            ======
Repurchase of Class A Common Stock..        -       -        -     (13)        -        -       -      (13)
Vesting of restricted shares........        -       -        -       -         1        -       -        1
Preferred stock dividends...........        -       -        -       -         -        -      (7)      (7)
Common stock dividends..............        -       -        -       -         -        -      (9)      (9)
                                     --------  ------  -------   ------   ------   ------ -------- -------
BALANCE AT MARCH 31, 2000...........   $  400  $   12   $   13   $ (22)   $1,627   $  (33) $  391  $ 2,388
                                     ========  ======  =======   ======   ======   ====== ======== =======
BALANCE AT DECEMBER 31, 2000........   $  400  $   12   $   13   $ (19)   $1,631   $  (16) $  554  $ 2,575
Comprehensive Income:
Net income before cumulative effect
  of change in accounting for
  derivatives.......................        -       -        -       -         -        -      50       50  $  50
  Other comprehensive income, net
    of tax:
         Transition adjustment
           related to change in
           accounting for
           derivatives, net of tax
           of $ ( 2) ...............        -       -        -       -         -        -       -       (4)    (4)
     Unrealized loss on qualifying
        cash flow hedges, net of
        tax of $(1).................        -       -        -       -         -        -       -       (2)    (2)
     Unrealized loss on securities,
        net of tax benefit of $ 5...        -       -        -       -         -        -       -       (8)    (8)
     Foreign currency translation
       adjustments, net of
       tax of $(7) .................        -       -        -       -         -        -       -      (32)   (32)
                                                                                                           ------
  Other comprehensive income........        -       -        -       -         -      (46)      -        -    (46)
                                                                                                           ------
Comprehensive income................        -       -        -       -         -        -       -        -  $   4
                                                                                                           ======
Issuance of Class A Common Stock....        -       -        -       -         8        -       -        8
Repurchase of Class A Common Stock..        -       -        -      (7)        -        -       -       (7)
Vesting of restricted shares........        -       -        -       -         1        -       -        1
Preferred stock dividends...........        -       -        -       -         -        -      (7)      (7)
Common stock dividends..............        -       -        -       -         -        -     (10)     (10)
                                     --------   -----  -------  ------    ------   ------ -------- -------
BALANCE AT MARCH 31, 2001 Restated..   $  400 $    12   $   13  $  (26)  $1,640   $   (62)  $ 587 $  2,564
                                     ========  ======  =======  ======    ======   ====== ======== =======

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

                     HELLER FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (in millions)

                                                                                       For the Three Months Ended
                                                                                               March 31,
                                                                                           2001
                                                                                         Restated        2000
                                                                                         ---------    ----------
OPERATING ACTIVITIES                                                                          (unaudited)
   Income before cumulative effect of change in accounting for derivatives........       $     50      $     75
   Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for losses.......................................................            60            30
        Amortization and depreciation..............................................            14            18
        Losses from equity investments.............................................             9             1
        Provision for deferred tax (asset) liability...............................            (4)           11
        (Decrease) increase in accounts payable and accrued liabilities............           (17)           64
        Undistributed income of international joint ventures.......................            (8)           (5)
        Decrease in interest payable...............................................           (15)           (6)
        Net decrease (increase) in other assets....................................            14           (16)
        Other......................................................................           (15)           (3)
                                                                                         ---------    ----------
          Net cash provided by operating activities................................            88           169
INVESTING ACTIVITIES
   Longer-term loans funded........................................................          (941)       (1,420)
   Collections of principal........................................................           389           714
   Securitizations, participations, syndications and loan sales....................           619           525
   Net decrease (increase) in short-term loans and advances to factoring clients ..           512          (271)
   Investment in operating leases..................................................           (27)         (298)
   Investment in equity interests and other investments............................          (149)          (44)
   Sales of investments and equipment on lease.....................................            55            40
   Other...........................................................................             -           (54)
                                                                                         ---------    ----------
          Net cash provided by (used for) investing activities.....................           458          (808)
FINANCING ACTIVITIES
   Senior note issuances...........................................................         1,787         1,357
   Retirement of notes and debentures..............................................          (802)         (409)
   Decrease in commercial paper and other short-term borrowings                              (989)         (281)
   Net increase in advances from affiliates........................................             2             -
   Issuance of Class A Common Stock................................................             8             -
   Repurchase of Class A Common Stock .............................................            (7)          (13)
   Cash dividends paid on preferred and common stock...............................           (17)          (16)
   Other...........................................................................             -            (1)
                                                                                         ---------    ----------
          Net cash (used for) provided by financing activities.....................           (18)          637
                                                                                         ---------    ----------
Increase (decrease) in cash and cash equivalents...................................           528            (2)
Cash and cash equivalents at the beginning of the period...........................           732           516
                                                                                         ---------    ----------
Cash and cash equivalents at the end of the period.................................      $  1,260      $    514
                                                                                         =========    ==========


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

(2)  Impaired Receivables and Repossessed Assets

     We do not recognize interest and fee income on impaired receivables or repossessed assets, both of which are classified as nonearning, as set forth in the following table:

                                                                                        March 31,      December 31,
                                                                                           2001           2000
                                                                                        ----------     ------------
                                                                                              (in millions)
     Impaired receivables...........................................................    $     294       $    285
     Repossessed assets.............................................................           21             22
                                                                                        ----------     ------------
       Total nonearning assets......................................................    $     315       $    307
                                                                                        ----------     ------------
     Ratio of total nonearning assets to total lending assets.......................         2.1%           1.9%
                                                                                        ==========     ============

     Nonearning assets included $30 million and $37 million at March 31, 2001 and December 31, 2000, respectively, for our International Factoring and Asset Based Finance Segment.

     The average investment in nonearning impaired receivables was $291 million for the three months ended March 31, 2001 and $211 million for the three months ended March 31, 2000.

     Loan Modifications--

     At March 31, 2001 and December 31, 2000, we did not have any loans that are considered troubled debt restructures. At March 31, 2001 there were no loans that were restructured and returned to earning status.

     Allowance for Losses--

     The change in the allowance for losses of receivables during the first three months of 2001 included an additional provision of $60 million and gross writedowns and recoveries of $44 million and $13 million, respectively. Impaired receivables with identified reserve requirements totaled $274 million at March 31, 2001 and $260 million at December 31, 2000.

                                                                                       March 31,       December 31,
                                                                                         2001             2000
                                                                                       Restated
                                                                                        ----------     -----------
                                                                                             (in millions)
     Identified reserve requirement for impaired receivables........................   $     109        $    78
     Additional allowance for losses of receivables.................................         259            264
                                                                                        ----------     -----------
         Total allowance for losses of receivables..................................   $     368        $   342
                                                                                        ----------     -----------
         Ratio of allowance for losses of receivables to
                nonearning impaired receivables ....................................         125%           120%
                                                                                        ==========     ===========

(3) Senior Debt - Notes and Debentures

     We issued and retired the following notes and debentures during the three months ended March 31, 2001 (excluding unamortized premium and discount):

                                                                                                        Principal
                                                                                                         Amount
                                                                                                      -------------
                                                                                                      (in millions)
         Issuances:
            Variable rate notes due on various dates ranging from
              July 17, 2001 to June 20, 2004.........................................................   $    168
            Fixed rate notes with interest rates ranging from 5.58%
              to 6.40% due on various dates ranging from
              December 11, 2001 to March 15, 2006....................................................      1,619
                                                                                                      --------------
                                                                                                        $  1,787
                                                                                                      ==============
         Retirements:
            Variable rate notes due on various dates ranging from
              January 12, 2001 to March 19, 2001.....................................................   $    290
            Fixed rate notes with interest rates ranging from 5.48%
              to 7.27% due on various dates ranging from
              January 16, 2001 to March 1, 2001......................................................        512
                                                                                                      ---------------
                                                                                                        $    802
                                                                                                      ===============

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

(6) Basic and Diluted Net Income Per Share and Pro Forma Net Income Per Share

     The following table shows the calculation of net income applicable to common stock per share on a basic and diluted basis for the periods indicated:

                                                                                   Quarter Ended March 31,
                                                                                   -----------------------
                                                                                 Basic                Diluted
                                                                                 -----                -------
                                                                             2001                  2001
                                                                           Restated     2000     Restated     2000
                                                                           --------   -------    --------   --------
Net income applicable to common stock (in millions)...............        $      39  $      68  $      39  $      68
                                                                           ========   ========   ========  =========
Average equivalent shares of common stock outstanding (in thousands)
                                                                             96,999     96,677     96,999     96,677
Stock options.....................................................               --         --        973         95
                                                                           --------   -------    --------   --------
   Total average equivalent shares................................           96,999     96,677     97,972     96,772
                                                                           ========   ========   ========  =========
Net income per share..............................................        $    0.40  $    0.70  $    0.40  $    0.70
                                                                           ========   ========   ========  =========

     The table below presents net income applicable to common stock per share on a basic and diluted basis, excluding the after-tax charge related to the discontinuation of the origination of Small Business Administration (SBA) loans through our Small Business Finance unit, and a one-time charge for the cumulative effect of a change in accounting for derivatives:

                                                                                   Quarter Ended March 31,
                                                                                   -----------------------
                                                                                 Basic                Diluted
                                                                                 -----                -------
                                                                            2001                  2001
                                                                          Restated      2000     Restated     2000
                                                                          --------    -------    --------  ---------
Net income applicable to common stock, net of Small
    Business Finance charge and cumulative effect of a
    Change in accounting for derivatives (in millions)............        $      51  $      68  $      51  $      68
                                                                           ========   ========   ========  =========
Average equivalent shares of common stock outstanding (in thousands)
                                                                             96,999     96,677     96,999     96,677
                                                                           --------   --------   --------  ---------
Stock options.....................................................               --         --        973         95
   Total average equivalent shares................................           96,999     96,677     97,972     96,772
                                                                           ========   ========   ========  =========
Net income per share..............................................        $    0.53  $    0.70  $    0.52  $    0.70
                                                                           ========   ========   ========  =========

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

(8) Operating Segments

     The  following  table  summarizes  financial  information   concerning  our
reportable segments:

                                                                       International
                                                      Domestic         Factoring and
                                                     Commercial         Asset Based        Consolidated
                                                       Finance            Finance             Company
                                                    ------------        ------------       ------------
                                                   (in millions)        (in millions)     (in millions)
Total assets:
     March 31, 2001 Restated....................... $   17,172           $   2,811          $  19,983
     December 31, 2000.............................     16,792               3,269             20,061
Total revenues:
     March 31, 2001................................ $      431           $      71          $     502
     March 31, 2000................................        390                  86                476
Net income:
     March 31, 2001 Restated....................... $       34 (1)       $      12          $      46
     March 31, 2000................................         58                  17 (2)             75

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

(10) Subsequent Events

Declaration of Dividends --

                                                              Dividend per
   Stock                                  Declaration Date       Share           Record Date       Payable Date
 ---------                                -----------------  -------------      ------------     --------------
Class A Common                           April 19, 2001       $0.10              May 1, 2001       May 15, 2001

Class B Common                           April 19, 2001       $0.10              May 1, 2001       May 15, 2001

Cumulative Perpetual Senior Preferred
Stock, Series A                          April 12, 2001       $0.5078125         May 1, 2001       May 15, 2001

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

Mandatory Enhanced Dividend Securities Offering-

     On May 1, 2001, the Company sold 7,000,000 units of Mandatory Enhanced Dividend Securities (MEDS) at $25 per unit, for total gross proceeds of $175 million. Each MEDS unit will be convertible to a variable number of shares of class A common stock in three years from the time of purchase.

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

Adoption of this new accounting standard resulted in:

o cumulative before-tax reductions in net income of approximately $6 million (approximately $4 million after-tax) recorded in the first quarter of 2001; and

o after-tax reductions through other comprehensive income, a component of stockholders' equity, of approximately $1 million in the first quarter of 2001.

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

Statement of Financial Accounting Standards No. 140

     In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -a replacement of FASB Statement No. 125. This statement requires new disclosures about securitization transactions entered into during the period, and retained interests in securitized financial assets existing at the balance sheet date. Other provisions of SFAS No. 140, including a revision to the criteria for qualifying special purpose entities (QSPEs), must be applied prospectively to transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001. We are incorporating the provisions of this statement to transactions beginning in the second quarter of 2001. The adoption of SFAS No. 140 did not have an impact on the financial results of the Company.

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


(12)   Restatement

     The consolidated condensed financial statements for the three months ended March 31, 2001, have been restated to reflect increased provisions for loan losses as follows:

                                              For the Three Months
                                              Ended March 31, 2001
                                          ---------------------------
                                             Before         After
                                           Restatement   Restatement
                                          -------------  ------------
                                                 (in millions)
      Provision for losses                      31            60
                                          =============  ============
      Net income                                64            46
                                          =============  ============

      Allowance for losses of receivables      339           368
                                          =============  ============
      Retained earnings                        605           587
                                          =============  ============

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview. Net income for the three months ended March 31, 2001 totaled $58 million, excluding the effect of a one-time charge of $8 million, net of tax, related to the discontinuation of the origination of SBA loans through our Small Business Finance unit, and a one-time charge of $4 million, net of tax, related to the adoption of the new accounting standard for derivatives. This compares to $75 million for the same prior year period. Prior to adjusting for these one-time charges in the first quarter of 2001, net income was $46 million. Net income applicable to common stock for the three months ended March 31, 2001 was $51 million, after adjusting for the two one-time charges in the first quarter of 2001. This compares to $68 million for the same prior year period. Including the two one-time charges in the first quarter of 2001, net income applicable to common stock was $39 million.

Operating Revenues. The following table summarizes our operating revenues for the three months ended March 31, 2001 and 2000:

                                                                               For the Three Months Ended
                                                                                       March 31,
                                                                        -----------------------------------------
                                                                         2001      Percent     2000      Percent
                                                                        Amount     of AFE     Amount     of AFE
                                                                        -------   --------    ------     -------
                                                                                (annualized)          (annualized)
                                                                                  (dollars in millions)
Net interest income..................................................  $  154        3.6%    $  146        3.7%
Non-interest income:
   Fees and other income.............................................      71        1.7         88        2.2
   Factoring commissions.............................................      16        0.3         17        0.4
   Income of international joint ventures............................      12        0.3         10        0.3
                                                                        -------   --------    ------     -------
      Total operating revenues.......................................  $  253        5.9%    $  261        6.6%
                                                                        =======   ========    ======     =======

Net Interest Income: Net interest income increased by $8 million or 5% for the first three months of 2001 versus 2000. The increase in net interest income is due to growth in our portfolio of lending assets for the first quarter of 2001 over the prior year period. Net interest margin as a percentage of Average Funds Employed (AFE) was 3.6% for the quarter ended March 31, 2001, modestly lower than the prior year quarter. This decrease reflects the impact of wider market credit spreads, which caused our funding costs to increase relative to the rates we charge on our loans.

Non-Interest Income: The following table summarizes our non-interest income for the three months ended March 31, 2001 and 2000:


                                                                     For the Three Months
                                                                       Ended March 31,        Increase/(Decrease)
                                                                       ---------------       -------------------
                                                                        2001        2000      Amount     Percent
                                                                       ------      -----     -------    --------
                                                                           (dollars in millions)
Factoring commissions................................................  $   16     $   17     $   (1)        (6)%
Income of international joint ventures...............................      12         10          2         20
Fees and other income:
   Investment and asset sale income (1)..............................      48         64        (16)       (25)
   Fee income and other (2)..........................................      23         24         (1)        (4)
                                                                       ------      -----     -------
      Total fees and other income....................................  $   71     $   88     $  (17)       (19)%
                                                                       ======      =====     =======

      Total non-interest income......................................  $   99     $  115     $  (16)       (14)%
                                                                       ======      =====     =======

   Non-interest income as a percentage of AFE (annualized) ..........   2.3%       2.9%

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

     Fees and other income totaled $71 million and decreased $17 million, or 19% for the first quarter of 2001 as compared to the prior year period due to a decrease in investment and asset sale income. Higher residual gains and asset sale income for the quarter ended March 31, 2001 were more than offset by a decline in income from our investments in limited partnership funds. In addition, the first quarter of 2000 included a net gain from the sale of one international investment and the liquidation of another.

Operating Expenses. The following table summarizes our operating expenses for the three months ended March 31, 2001 and 2000:

                                                                     For the Three Months
                                                                       Ended March 31,       Increase/(Decrease)
                                                                       ---------------      --------------------
                                                                        2001       2000      Amount      Percent
                                                                      -------     ------    -------      -------
                                                                           (dollars in millions)
Salaries and other compensation......................................  $   56     $   62     $   (6)        (9.7)%
General and administrative expenses..................................      49         49          -          -
Goodwill and non-compete amortization................................       6          6          -          -
                                                                      -------     ------    -------
      Total operating expenses.......................................  $  111     $  117     $   (6)        (5.1)%
                                                                      =======     ======    =======
      Total operating expenses as a percentage of average
            managed assets (annualized) .............................     2.4%       2.7%
      Ratio of operating expenses to operating revenues..............      44%        45%
      Ratio of operating expenses, excluding goodwill and
            non-compete amortization, as a percentage of
            operating revenues.......................................      42%        43%

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

     Heller's efficiency ratio improved to 44% for the first quarter of 2001 from 45% from the prior year period, as we continue to focus on controlling expense growth. Operating expenses as a percentage of average managed assets also improved to 2.4% from 2.7% for the same prior year period.

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

Allowance for Losses. The following table summarizes the changes in our allowance for losses of receivables, including our provision for losses of receivables and repossessed assets, for the three months ended March 31, 2001 and 2000:

                                                                    For the Three Months
                                                                       Ended March 31,       Increase/(Decrease)
                                                                      ------------------     -------------------
                                                                        2001        2000       Amount     Percent
                                                                      Restated
                                                                       -------     ------     -------     -------
                                                                           (dollars in millions)
Balance at beginning of period.......................................  $  342     $  316     $   26          8%
   Provision for losses..............................................      60         30         30        100
   Writedowns........................................................     (44)       (26)       (18)       (69)
   Recoveries........................................................      13          3         10        333
   Other.............................................................      (3)        (2)        (1)       (50)
                                                                       -------     ------     -------     -------
Balance at end of period.............................................  $  368     $  321     $   47         15%
                                                                       =======     ======     =======     =======
   Allowance as a % of receivables...................................     2.4%       2.1%

     Provisions for losses totaled $60 million and $30 million for the first quarters ended March 31, 2001 and 2000, respectively. The increase in provisions for losses in the first quarter of 2001 relative to the prior year period is due to the down-turn in the economy which negatively impacted our Small Business Finance and Corporate Finance portfolios.

     During the first quarter of 2001 net writedowns totaled $31 million, or 0.81% of average lending assets. Net writedowns for the first quarter of 2000 totaled $23 million or 0.62% of average lending assets. The increase in net writedowns in the first quarter of 2001 relative to the same prior year period is due to the considerably slower growth in the U.S. economy in 2001, which resulted in higher writedowns in our cash-flow financings within the Corporate Finance portfolio. At March 31, 2001 the allowance for losses of receivables represented 2.4% of receivables as compared with 2.1% of receivables for the prior period.

Income Taxes. Our effective tax rate totaled 29% for the three months ended March 31, 2001 compared to 33% for the same prior year period. The effective rate for 2001 and 2000 remained below federal and state combined statutory rates due to the effect of earnings from international joint ventures, the use of tax credits and the impact of state tax planning activities.

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

                                                                Lending Assets and Investments as of
                                                                  March 31,                December 31,
                                                             --------------------     --------------------
                                                               2001       Percent       2000      Percent
                                                             --------    --------     --------  ----------
By Business Segment:                                                    (dollars in millions)
Domestic Commercial Finance Segment
     Corporate Finance (1)................................ $    4,952       28  %   $     5,225     28%
     Leasing Services.....................................      4,344       24            4,434     24
     Real Estate Finance..................................      2,867       16            2,766     15
     Healthcare Finance...................................      1,625        9            1,563      8
     Small Business Finance...............................      1,333        7            1,440      8
     Other................................................        401        2              387      2
                                                             --------    --------      --------  --------
Total Domestic Commercial Finance Segment.................     15,522       86           15,815     85
International Factoring and Asset
     Based Finance Segment................................      2,525       14            2,901     15
                                                             --------    --------      --------  --------
   Total lending assets and investments................... $   18,047      100  %   $    18,716    100  %
                                                             ========    ========      ========  ========

                                                                Lending Assets and Investments as of
                                                                  March 31,             December 31,
                                                           ----------------------    ------------------
                                                              2001        Percent      2000     Percent
                                                           ----------    --------    --------   -------
                                                                        (dollars in millions)
By Asset Type:
Receivables............................................... $   15,195       84%    $    15,966     85%
Repossessed assets........................................         21        -              22      -
                                                           ----------    --------     --------   ------
   Total lending assets...................................     15,216       84          15,988     85
Debt securities...........................................        886        5             755      4
Equity and real estate investments........................        751        4             795      4
Operating leases..........................................        655        4             695      4
Lending partnerships......................................        328        2             267      2
International joint ventures..............................        211        1             216      1
                                                           ----------    --------  -----------  -------
   Total lending assets and investments................... $   18,047      100%    $    18,716    100%
                                                           ==========    ========  ===========  =======
   Average lending assets................................. $   15,602              $    15,456
                                                           ==========              ===========
   Total managed assets (2)............................... $   18,633              $    18,877
                                                           ==========              ===========
   Average managed assets (2)............................. $   18,755              $    17,516
                                                           ==========              ===========
   Funds employed (3)..................................... $   17,220              $    17,734
                                                           ==========              ===========
   Average funds employed (3)............................. $   17,333              $    16,978
                                                           ==========              ===========

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

Revenues

Total revenues include:

o    interest income, including rental income from operating leases;

o    fees  and  other  income  from  domestic  and  consolidated   international
     operations;

o    factoring commissions; and

o    our share of the net income of our international joint ventures.

The following table shows our total revenues for the three months ended March 31, 2001 and 2000:

                                                                            Total Revenues
                                                                 For the Three Months Ended March 31,
                                                             ------------------------------------------
                                                              2001      Percent     2000        Percent
                                                             --------   -------    --------     -------
                                                                        (dollars in millions)
Domestic Commercial Finance Segment
     Corporate Finance...............................      $      130       26%    $    151        32%
     Leasing Services................................             112       22           95        20
     Real Estate Finance.............................              79       16           63        13
     Healthcare Finance..............................              49       10           34         7
     Small Business Finance..........................              40        8           33         7
     Other...........................................              21        4           14         3
                                                              --------   -------    --------     -------
Total Domestic Commercial Finance
     Segment.........................................             431       86          390        82
International Factoring and Asset
     Based Finance Segment...........................              71       14           86        18
                                                             --------   -------    --------     -------
   Total revenues....................................      $      502      100%     $   476       100%
                                                             ========   =======    ========     =======

     Total revenues increased $26 million or 5% from the prior year period principally reflecting increases in interest income and income from international joint ventures, partially offset by lower fees and other income. Corporate Finance experienced a $21 million decrease in revenues primarily due to a decrease in interest income, resulting from a significantly lower level of AFE, as well as lower net investment income. This reduction in AFE is due to the sale of $700 million and $300 million of Corporate Finance cash-flow loans to an asset backed commercial paper conduit facility in the second half of 2000 and the first quarter of 2001, respectively. Leasing Services revenues increased $17 million due to an increase in interest income resulting from a higher level of AFE and higher residual gains. Real Estate Finance revenues increased $16 million due to an increase in interest income resulting from a higher level of AFE and higher net investment gains. Healthcare Finance revenues increased $15 million due to an increase in interest income resulting from a higher level of AFE and higher fees and other income. Small Business Finance revenues increased as a result of higher income recognized from the sale of $108 million of SBA 7(a) loans. International Factoring and Asset Based Finance experienced a $15 million decrease in revenues as higher interest income and income from international joint ventures were more than offset by lower investment and asset sale income, resulting primarily from a net gain on the sale of one international investment and the liquidation of another in the first quarter of the prior year.

Portfolio Quality

     As of March 31, 2001, nonearning assets were $315 million or 2.1% of lending assets. The following tables present certain information with respect to the credit quality of our portfolio:

                                                                                    March 31,        December 31,
                                                                                   ----------        ------------
                                                                                      2001
                                                                                    Restated             2000
                                                                                   ----------        ------------
                                                                                      (dollars in millions)
Lending Assets and Investments:
   Receivables..................................................................    $   15,195       $   15,966
   Repossessed assets...........................................................            21               22
                                                                                    ----------        ------------
       Total lending assets.....................................................        15,216           15,988
   Equity and real estate investments...........................................           751              795
   Debt securities..............................................................           886              755
   Operating leases.............................................................           655              695
   Lending partnerships.........................................................           328              267
   Investment in international joint ventures...................................           211              216
                                                                                    ----------        ------------
       Total lending assets and investments.....................................    $   18,047       $   18,716
                                                                                    ==========        ============
Nonearning Assets:
   Impaired receivables.........................................................    $      294       $      285
   Repossessed assets...........................................................            21               22
                                                                                    ----------        ------------
       Total nonearning assets..................................................    $      315       $      307
                                                                                    ==========        ============
   Ratio of nonearning impaired receivables to receivables......................          1.9%             1.8%
                                                                                    ==========        ============
   Ratio of total nonearning assets to total lending assets.....................          2.1%             1.9%
                                                                                    ==========        ============
Allowances for Losses:
   Allowance for losses of receivables..........................................    $      368       $      342
                                                                                    ==========        ============
Ratio of allowance for losses of receivables to:
   Receivables..................................................................          2.4%             2.1%
                                                                                    ==========        ============
   Net writedowns (annualized)..................................................          3.0x             3.0x
                                                                                    ==========        ============
   Nonearning impaired receivables..............................................          125%             120%
                                                                                    ==========        ============
Delinquencies:
   Earning loans delinquent 60 days or more.....................................    $      259       $      267
                                                                                    ==========        ============
   Ratio of earning loans delinquent 60 days or more to receivables.............          1.7%             1.7%
                                                                                    ==========        ============

                                                                                        For The Three Months
                                                                                           Ended March 31,
                                                                                    ------------------------------
                                                                                       2001              2000
                                                                                    ----------        ------------
Net writedowns of lending assets:                                                        (dollars in millions)
   Total net writedowns.........................................................    $       31      $        23
                                                                                    ==========        ============
    Ratio of net writedowns to average lending assets (annualized)..............         0.81%            0.62%
                                                                                    ==========        ============

Nonearning Assets. Our nonearning assets were $315 million or 2.1% of lending assets at March 31, 2001 as compared with $307 million or 1.9% of lending assets, at December 31, 2001. Nonearning assets remain at the low end of our targeted range of 2-4% of lending assets. Included in nonearning assets are repossessed assets of $21 million at March 31, 2001 and $22 million at December 31, 2000.

Allowance for Losses. The allowance for losses of receivables totaled $368 million representing 2.4% of receivables at March 31, 2001, a slight percentage increase from December 31, 2000. The Company considers this level of allowance for loan losses to be adequate to cover losses inherent in our loan portfolio at March 31, 2001.

Loan Modifications. We did not have any loans that are considered troubled debt restructures at March 31, 2001 or December 31, 2000. At March 31, 2001, there were no loans that were restructured and returned to earning status.

Writedowns. Net writedowns totaled $31 million, or 0.81% of average lending assets for the three months ended March 31, 2001. Net writedowns for the first quarter of 2000 totaled $23 million, or 0.62% of average lending assets. The increase in net writedowns in the first quarter of 2001 relative to the same prior year period is due to the considerably slower growth in the U.S. economy in 2001, which resulted in higher writedowns in our cash-flow financings within the Corporate Finance portfolio. Gross writedowns totaled $44 million during the first three months of 2001 versus $26 million for the prior year period while recoveries were $13 million in 2001 versus $3 million in 2000.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents information regarding our capital structure:

                                                                                  March 31,
                                                                                    2001            December 31,
                                                                                  Restated              2000
                                                                                 ----------        -------------
                                                                                          (in millions)
   Commercial paper and short-term borrowings...................................  $    4,138         $   5,127
   Notes and debentures.........................................................      11,595            10,525
                                                                                   ---------         ------------
      Total senior debt.........................................................      15,733            15,652
   Minority interest............................................................          13                12
   Stockholders' equity.........................................................       2,564             2,575
                                                                                   ----------        ------------
      Total capitalization......................................................  $   18,310        $   18,239
                                                                                   ==========        ============

   Leverage (net of short-term investments).....................................        5.8x              5.9x
   Commercial paper and short-term borrowings to total senior debt..............         26%               33%

During the first quarter of 2001, our major funding requirements included:

o    $1.1 billion of longer-term loans, leases and investments funded;

o    the retirement of $802 million of senior notes;

o    the decrease in short-term debt of $989 million; and

o    common and preferred dividends of $17 million.


Our major sources of funding these requirements included:

o    cash flows from operations of $88 million;

o a net decrease in short-term loans and advances to factoring clients of $512 million;

o loan repayments and proceeds from the sale of investments and equipment on lease of $444 million;

o    the syndication, securitization or sale of $619 million of loans; and

o    the issuance of $1.8 billion of senior debt.

     Our ratio of commercial paper and short-term borrowings to total senior debt was 26% at March 31, 2001 and 33% at December 31, 2000. The lower ratio at March 31, 2001 compared to the prior year-end is primarily a result of our decision to fund maturing commercial paper obligations through the issuance of term debt due to the volatility of the commercial paper market. Leverage (based on senior debt net of short-term investments) was 5.8x at March 31, 2001 and 5.9x at December 31, 2000. Our leverage and the level of commercial paper and short-term borrowings continued to remain within ranges we have targeted to maintain a strong financial position.

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

Adoption of this new accounting standard resulted in:

o cumulative before-tax reductions in net income of approximately $6 million (approximately $4 million after-tax) recorded in the first quarter of 2001; and

o after-tax reductions through other comprehensive income, a component of stockholders' equity, of approximately $1 million in the first quarter of 2001.

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

Subsequent Events

Declaration of Dividends --
                                                              Dividend per
  Stock                                 Declaration Date       Share            Record Date       Payable Date
---------                               ----------------     ------------       ------------      ------------
Class A Common                           April 19, 2001       $0.10              May 1, 2001       May 15, 2001

Class B Common                           April 19, 2001       $0.10              May 1, 2001       May 15, 2001

Cumulative Perpetual Senior Preferred
Stock, Series A                          April 12, 2001       $0.5078125         May 1, 2001       May 15, 2001

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

         Director                        For                  Withheld
         --------------------       -----------               ---------
         Richard J. Almeida         187,702,827               7,852,939
         Michael A. Conway          195,247,859                 307,907
         Takaaki Kato               187,709,295               7,846,471
         Mark Kessel                195,058,760                 497,006
         Tetsuo Kumon               187,729,257               7,826,509
         Takashi Makimoto           185,792,981               9,762,785
         Frank S. Ptak              195,246,828                 308,938
         Masahiro Sawada            187,738,195               7,817,571
         Kenichiro Tanaka           187,830,303               7,725,463
         Michio Ueno                185,660,895               9,894,871
         Frederick E. Wolfert       187,735,652               7,820,114

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

(a)      Exhibits:

         (3ii)   Amendment to By-Laws

         (10)    Form of Amended and Restated Change in Control Agreement

         (12) Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

         (99.1) Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

         (99.2) Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002



(b)      Current Reports on Form 8-K:


Date of Report         Item       Description
----------------      -----       ------------------------------------------

January 17, 2001       5,7        A report filing a press release
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

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        HELLER FINANCIAL, INC.


                                        By:      /s/  Randolph T. Brown
                                        -------------------------------
                                                 Randolph T. Brown
                                                 Chief Financial Officer


                                        By:      /s/  Randolph T. Brown
                                        -------------------------------
                                                 Randolph T. Brown
                                                 Chief Accounting Officer
Date:  August 2, 2002