Form 10-Q/A
period 2001-06-30
HELLER FINANCIAL INC
filed 2002-08-02
CIK 46738

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A

(Mark One)
X        Quarterly report for the period ended June 30, 2001 pursuant to Section
----     13 or 15(d) of the Securities Exchange Act of 1934

        Transition report pursuant to Section 13 or 15(d) of the
----    Securities Exchange Act of 1934


                          Commission file number 1-6157


                             Heller Financial, Inc.
                -----------------------------------------------
             (Exact name of registrant as specified in its charter)


                      Delaware                            36-1208070
--------------------------------------------     ---------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

500 W. Monroe Street, Chicago, Illinois                      60661
--------------------------------------------     ---------------------------
(Address of principal executive offices)                  (Zip Code)

                                 (312) 441-7000
                        -------------------------------
              (Registrant's telephone number, including area code)

                                      None
                         ------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

51,050,000 shares of Class A Common Stock, $.25 par value,
           outstanding at July 23, 2001.
46,397,603 shares of Class B Common Stock, $.25 par value,
           outstanding at July 23, 2001.

EXPLANATORY NOTE

     The purpose of this Amendment to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001 is to restate the consolidated condensed financial statements contained therein, to modify the notes to such financial statements, and to make conforming changes to other information contained elsewhere in the report to reflect increased provisions for loan losses as disclosed in note 13 to such financial statements.

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                     HELLER FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 (in millions, except for information on shares)

                                        ASSETS                                           June 30,
                                                                                           2001       December 31,
                                                                                        Restated          2000
                                                                                           ----           ----
                                                                                        (unaudited)     (audited)
Cash and cash equivalents............................................................   $     587      $     732
Receivables (Note 2)
     Commercial loans
          Term loans.................................................................       4,515          4,973
          Revolving loans............................................................       2,038          2,052
     Real estate loans...............................................................       2,878          2,686
     Factored accounts receivable....................................................       2,231          2,615
     Equipment loans and leases......................................................       3,643          3,640
                                                                                        ---------      ---------
          Total receivables..........................................................      15,305         15,966
     Less: Allowance for losses of receivables (Note 2)..............................         389            342
                                                                                        ---------      ---------
          Net receivables............................................................      14,916         15,624
Equity and real estate investments ..................................................         782            795
Debt securities......................................................................         847            755
Operating leases.....................................................................         661            695
Investments in international joint ventures..........................................         211            216
Lending partnerships.................................................................         404            267
Goodwill...                                                                                   443            458
Other assets.........................................................................         617            519
                                                                                        ---------      ---------
          Total assets...............................................................   $  19,468      $  20,061
                                                                                        =========      =========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Senior debt
     Commercial paper and short-term borrowings......................................   $   3,677      $   5,127
     Notes and debentures (Note 3)...................................................      11,449         10,525
                                                                                        ---------      ---------
          Total senior debt..........................................................      15,126         15,652
Credit balances of factoring clients.................................................         789            982
Other payables and accruals..........................................................         863            840
                                                                                        ---------      ---------
          Total liabilities..........................................................      16,778         17,474
Company Obligated Mandatory Redeemable Preferred Securities of a Subsidiary
     Trust(Note 10)..................................................................         175             --
Minority interest....................................................................          12             12
Stockholders' equity
     Preferred stock (Note 10).......................................................         275            400
     Class A common stock ($.25 par; 500,000,000 shares authorized;
        47,111,721 shares issued and 45,989,724 shares outstanding).................           12             12
     Class B common stock ($.25 par; 300,000,000 shares authorized;
        51,050,000 shares issued and outstanding)....................................          13             13
     Additional paid in capital......................................................       1,641          1,631
     Retained earnings...............................................................         638            554
     Treasury stock (1,121,997 shares) (Note 5)......................................         (26)           (19)
     Accumulated other comprehensive income..........................................         (50)           (16)
                                                                                        ----------     ----------
          Total stockholders' equity.................................................       2,503          2,575
                                                                                        ----------     ----------
          Total liabilities and stockholders' equity.................................   $  19,468      $  20,061
                                                                                        ==========     ==========

     The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these statements.
                     HELLER FINANCIAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (in millions, except for per share information)

                                                                        For the Three Months      For the Six Months
                                                                           Ended June 30,           Ended June 30,
                                                                           --------------           --------------
                                                                          2001                     2001
                                                                        Restated       2000      Restated      2000
                                                                          ----         ----        ----        ----
                                                                             (unaudited)             (unaudited)
Interest income......................................................    $     384   $     404    $     787   $     765
Interest expense.....................................................          217         247          466         462
                                                                         ---------   ---------    ---------   ---------
     Net interest income.............................................          167         157          321         303
Fees and other income................................................           79          78          150         166
Factoring commissions................................................           18          19           34          36
Income of international joint ventures...............................            8           8           20          18
                                                                         ---------   ---------    ---------   ---------
     Operating revenues..............................................          272         262          525         523
Operating expenses...................................................          116         116          227         233
Provision for losses.................................................           57          41          117          71
Small Business Finance charge (Note 9)...............................           --          --           12          --
                                                                         ---------   ---------    ---------   ---------
     Income before taxes, minority interest, and cumulative effect of
     change in accounting for derivatives............................           99         105          169         219
Income tax provision.................................................           29          35           49          73
Minority interest (Note 10)..........................................            3          --            3           1
                                                                         ---------   ---------    ---------   ---------
     Income before cumulative effect of change in
        accounting for derivatives...................................           67          70          117         145
                                                                         ---------   ---------    ---------   ---------
Cumulative effect of change in accounting
  for derivatives (net of taxes).....................................           --          --           (4)         --
                                                                         ---------   ---------    ---------   ---------
     Net income......................................................    $      67   $      70    $     113   $     145
                                                                         =========   =========    =========   =========
     Dividends on preferred stock....................................    $       7   $       7    $      14   $      14
                                                                         =========   =========    =========   =========
     Net income applicable to common stock...........................    $      60   $      63    $      99   $     131
                                                                         =========   =========    =========   =========
     Basic net income applicable to common stock
        per share (Note 6)...........................................    $    0.62   $    0.65    $    1.02   $    1.36
                                                                         =========   =========    =========   =========
     Diluted net income applicable to common stock
        per share (Note 6)...........................................    $    0.61   $    0.65    $    1.01   $    1.35
                                                                         =========   =========    =========   =========

     The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these statements.

                      CONSOLIDATED CONDENSED STATEMENTS OF
                        CHANGES IN STOCKHOLDERS' EQUITY
                                  (in millions)
                                   (unaudited)
                                                                                  Accum.
                                                                                  Other
                                    Preferred Class A  Class B Treasury   Add'l  Compre-                   Compre-
                                      Stock   Common   Common    Stock   Paid In hensive Retained          hensive
                                    (Note 10)  Stock    Stock  (Note 5)  Capital  Income Earnings  Total   Income
                                     -------- -------- ------- --------  ------- ------- --------- ------- --------
BALANCE AT DECEMBER 31, 1999........   $  400  $   12   $   13   $   (9)  $1,626   $  (27) $  332   $2,347
Comprehensive Income:
Net income..........................       --      --       --       --       --       --     145      145  $ 145
  Other comprehensive income,
     net of tax:
     Unrealized gain on securities,
       net of tax of $2.............       --      --       --       --       --       --      --        3      3
     Foreign currency translation
       adjustments,
       net of tax of $21 ...........       --      --       --       --       --       --      --       (2)    (2)
                                                                                                            ------
  Other comprehensive income........       --      --       --       --       --        1      --       --      1
                                                                                                            ------
Comprehensive income................       --      --       --       --       --       --      --       --  $ 146
                                                                                                            ======
Repurchase of class A common stock .       --      --       --      (13)      --       --      --      (13)
Vesting of restricted shares .......       --      --       --       --        2       --      --        2
Preferred stock dividends...........       --      --       --       --       --       --     (14)     (14)
Common stock dividends..............       --      --       --       --       --       --     (19)     (19)
                                       ------  ------   ------   ------   ------   ------- ------  -------
BALANCE AT JUNE 30, 2000............   $  400  $   12   $   13   $  (22)  $1,628   $  (26) $  444  $ 2,449
                                       ======  ======   ======   ======   ======   ======= ======  =======
BALANCE AT DECEMBER 31, 2000........   $  400  $   12   $   13   $  (19)  $1,631   $  (16) $  554  $ 2,575
Comprehensive Income:
Income before cumulative effect of
    change in accounting for
    derivatives.....................       --      --       --       --       --       --     117      117  $ 117
  Other comprehensive income,
     net of tax:
         Transition adjustment
         related to change in
         accounting for derivatives
         net of tax of $(2) ........       --      --       --       --       --       --      --       (4)  $ (4)
         Unrealized loss on
          qualifying cash flow
          hedges, net of tax of $(1)       --      --       --       --       --       --      --       (2)  $ (2)
     Unrealized loss on securities,
        net of tax of $(1) .........       --      --       --       --       --       --      --       (2)    (2)
     Foreign currency translation
       adjustments, net of
       tax of $(15) ................       --      --       --       --       --       --      --      (26)   (26)
                                                                                                            ------
  Other comprehensive income........       --      --       --       --       --      (34)     --       --    (34)
                                                                                                            ------
Comprehensive income................       --      --       --       --       --       --      --       --  $  83
                                                                                                            ======
Issuance of class A common stock....       --      --       --       --       12       --      --       12

Repurchase of class A common stock..       --      --       --       (7)      --       --      --       (7)

Redemption of cumulative perpetual
   preferred stock, series A........     (125)     --       --       --       --       --      --     (125)
Vesting of restricted shares........       --      --       --       --        3       --      --        3
Preferred stock dividends...........       --      --       --       --       --       --     (14)     (14)
Common stock dividends..............       --      --       --       --       --       --     (19)     (19)
Other...............................       --      --       --       --       (5)      --               (5)
                                       ------  ------   ------   ------    ------  ------  -------  ------
BALANCE AT JUNE 30, 2001 Restated...   $  275  $   12   $   13   $  (26)  $ 1,641  $  (50) $  638   $2,503
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

                     HELLER FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (in millions)

                                                                                        For the Six Months Ended
                                                                                                June 30,
                                                                                          2001
                                                                                        Restated          2000
                                                                                        --------        -------
OPERATING ACTIVITIES                                                                          (unaudited)
   Income before cumulative effect of change in accounting for derivatives               $    117      $    145
   Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for losses.......................................................           117            71
        Amortization and depreciation..............................................            27            25
        Losses from equity investments.............................................            17             2
        Provision for deferred tax (asset) liability...............................            (8)           35
        Increase in accounts payable and accrued liabilities.......................             3            54
        Undistributed income of international joint ventures.......................           (15)          (12)
        (Decrease) increase in interest payable....................................            (3)           25
        Net increase in other assets...............................................           (29)          (48)
        Other......................................................................           (34)           24
                                                                                         ---------     --------
          Net cash provided by operating activities................................           192           321
INVESTING ACTIVITIES
   Longer-term loans funded........................................................        (2,745)       (3,488)
   Collections of principal........................................................           977         1,220
   Securitizations, participations, syndications and loan sales....................         1,399         1,180
   Net decrease (increase) in short-term loans and advances to factoring clients              860          (263)
   Investment in operating leases..................................................           (35)         (344)
   Investment in equity interests and other investments............................          (362)         (122)
   Sales of investments and equipment on lease.....................................           123           140
   Other...........................................................................             3           (55)
                                                                                         --------      ---------
          Net cash provided by (used for) investing activities.....................           220        (1,732)
FINANCING ACTIVITIES
   Senior note issuances...........................................................         2,695         3,023
   Retirement of notes and debentures..............................................        (1,821)       (1,168)
   Decrease in commercial paper and other short-term borrowings                            (1,450)         (135)
   Net increase in advances from affiliates........................................             2            --
    Issuance of class A common stock...............................................            12            --
   Repurchase of class A common stock..............................................            (7)          (13)
   Redemption of cumulative perpetual preferred stock series A ....................          (125)           --
   Issuance of mandatory redeemable preferred trust securities                                175            --
   Cash dividends paid on preferred and common stock...............................           (33)          (33)
   Other ..........................................................................            (5)           (1)
                                                                                         ---------     ---------
          Net cash (used for) provided by financing activities.....................          (557)        1,673
                                                                                         ---------     ---------
(Decrease) increase in cash and cash equivalents...................................          (145)          262
Cash and cash equivalents at the beginning of the period...........................           732           516
                                                                                         ---------     ---------
Cash and cash equivalents at the end of the period.................................      $    587      $    778
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

(2) Impaired Receivables and Repossessed Assets

     We do not recognize interest and fee income on impaired receivables or repossessed assets, both of which are classified as nonearning, as set forth in the following table:

                                                                                        June 30,       December 31,
                                                                                           2001           2000
                                                                                       ----------       --------
                                                                                              (in millions)
     Impaired receivables...........................................................    $     331       $    285
     Repossessed assets.............................................................           16             22
                                                                                        ---------       --------
       Total nonearning assets......................................................    $     347       $    307
                                                                                        =========       ========
     Ratio of total nonearning assets to total lending assets.......................         2.3%           1.9%
                                                                                        =========       ========

     Nonearning assets included $26 million and $37 million at June 30, 2001 and December 31, 2000, respectively, for our International Factoring and Asset Based Finance Segment.

     The average investment in nonearning impaired receivables was $298 million for the six months ended June 30, 2001 and $221 million for the six months ended June 30, 2000.

Loan Modifications--

     At June 30, 2001 and December 31, 2000, we did not have any loans that are considered troubled debt restructures. At June 30, 2001 there were no loans that were restructured and returned to earning status.

Allowance for Losses--

     The changes in the allowance for losses of receivables and repossessed assets were as follows:

                                                                                       June 30,
                                                                                         2001         December 31,
                                                                                       Restated          2000
                                                                                       ---------       -------
                                                                                             (in millions)

     Balance at the beginning of the period.........................................   $     342       $   316
         Provision for losses.......................................................         117           148
         Writedowns.................................................................         (85)         (140)
         Recoveries.................................................................          19            25
         Other......................................................................          (4)           (7)
                                                                                       ----------      --------
     Balance at the end of the period...............................................   $     389       $   342
                                                                                       ==========      ========

     Impaired receivables with identified reserve requirements totaled $286 million at June 30, 2001 and $260 million at December 31, 2000.

                                                                                        June 30,
                                                                                          2001        December 31,
                                                                                       Restated          2000
                                                                                       ---------     ------------
                                                                                             (in millions)

     Identified reserve requirement for impaired receivables........................   $     101       $    78
     Additional allowance for losses of receivables.................................         288           264
                                                                                       ----------      ----------
         Total allowance for losses of receivables..................................   $     389       $   342
                                                                                       ==========      ==========
     Ratio of allowance for losses of receivables to
       nonearning impaired receivables..............................................         118%          120%
                                                                                       ==========      ==========

(3)     Senior Debt - Notes and Debentures

     We issued and retired the following notes and debentures during the six months ended June 30, 2001 (excluding unamortized premium and discount):

                                                                    Principal
                                                                     Amount
                                                                     ------
                                                                  (in millions)
   Issuances:
      Variable rate notes due on various dates ranging
        from July 17, 2001 to June 20, 2004........................ $    694
      Fixed rate notes with interest rates ranging from 5.50%
        to 6.40% due on various dates ranging from
        December 11, 2001 to March 15, 2006........................    2,001
                                                                    --------
                                                                    $  2,695
                                                                    ========

         Retirements:
            Variable rate notes due on various dates ranging from
              January 12, 2001 to June 25, 2001........................................................ $  1,305
            Fixed rate notes with interest rates ranging from 5.25%
              to 8.00% due on various dates ranging from
              January 16, 2001 to June 1, 2001.........................................................      516
                                                                                                        --------
                                                                                                        $  1,821
                                                                                                        ========

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

(6) Basic and Diluted Net Income Per Share

     The following table shows the calculation of net income applicable to common stock per share on a basic and diluted basis for the periods indicated:

                                                                                  Six Months Ended June 30,
                                                                          -----------------------------------------
                                                                                 Basic                Diluted
                                                                          -------------------   -------------------
                                                                            2001                  2001
                                                                          Restated     2000     Restated     2000
                                                                            ----       ----       ----       ----
Net income applicable to common stock (in millions)...............        $      99  $     131  $      99  $     131
                                                                          =========  =========  =========  =========
Average equivalent shares of common stock outstanding (in thousands)
                                                                             97,152     96,631     97,152     96,631
   Stock options..................................................               --         --        960         88
                                                                          ---------  ---------  ---------  ---------
   Total average equivalent shares................................           97,152     96,631     98,112     96,719
                                                                          =========  =========  =========  =========
Net income per share..............................................        $    1.02  $    1.36  $    1.01  $    1.35
                                                                          =========  =========  =========  =========

                                                                                    Quarter Ended June 30,
                                                                          -----------------------------------------
                                                                                 Basic                Diluted
                                                                          -------------------   -------------------
                                                                            2001                  2001
                                                                          Restated     2000     Restated     2000
                                                                            ----       ----       ----       ----

Net income applicable to common stock (in millions)...............        $      60  $      63  $      60  $      63
                                                                          =========  =========  =========  =========
Average equivalent shares of common stock outstanding (in thousands)
                                                                             97,302     96,584     97,302     96,584
   Stock options..................................................               --         --        949         82
                                                                          ---------  ---------  ---------  ---------
   Total average equivalent shares................................           97,302     96,584     98,251     96,666
                                                                          =========  =========  =========  =========
Net income per share..............................................        $    0.62  $    0.65  $    0.61  $    0.65
                                                                          =========  =========  =========  =========

     The table below presents net income applicable to common stock per share on a basic and diluted basis, excluding the after-tax charge related to the discontinuation of the origination of Small Business Administration (SBA) loans through our Small Business Finance unit, and a one-time charge for the cumulative effect of a change in accounting for derivatives:

                                                                                  Six Months Ended June 30,
                                                                          -----------------------------------------
                                                                                 Basic                Diluted
                                                                          -------------------   -------------------
                                                                            2001                  2001
                                                                          Restated     2000     Restated     2000
                                                                            ----       ----       ----       ----
Net income applicable to common stock, net of Small
   Business Finance charge and cumulative effect of a
   change in accounting for derivatives (in millions).............        $     111  $     131  $     111  $     131
                                                                          =========  =========  =========  =========
Average equivalent shares of common stock outstanding (in thousands)
                                                                             97,152     96,631     97,152     96,631
   Stock options..................................................               --         --        960         88
                                                                          ---------  ---------  ---------  ---------
   Total average equivalent shares................................           97,152     96,631     98,112     96,719
                                                                          =========  =========  =========  =========
Net income per share..............................................        $    1.14  $    1.36  $    1.13  $    1.35
                                                                          =========  =========  =========  =========


                                                                                    Quarter Ended June 30,
                                                                          -----------------------------------------
                                                                                 Basic                Diluted
                                                                          -------------------   -------------------
                                                                            2001                  2001
                                                                          Restated     2000     Restated     2000
                                                                            ----       ----       ----       ----

Net income applicable to common stock, net of Small
   Business Finance charge and cumulative effect of a
   change in accounting for derivatives (in millions).............        $      60  $      63  $      60  $      63
                                                                          =========  =========  =========  =========
Average equivalent shares of common stock outstanding (in thousands)
                                                                             97,302     96,584     97,302     96,584
   Stock options..................................................               --         --        949         82
                                                                          ---------  ---------  ---------  ---------
   Total average equivalent shares................................           97,302     96,584     98,251     96,666
                                                                          =========  =========  =========  =========
Net income per share..............................................        $    0.62  $    0.65  $    0.61  $    0.65
                                                                          =========  =========  =========  =========

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

(8) Operating Segments

     The following table summarizes financial information concerning our reportable segments:

                                                                       International
                                                      Domestic          Factoring and
                                                     Commercial         Asset Based         Consolidated
                                                       Finance            Finance             Company
                                                     ----------         -------------       ------------
Total assets:                                                       (dollars in millions)
     June 30, 2001 Restated........................ $   16,680          $    2,788          $  19,468
     December 31, 2000.............................     16,792               3,269             20,061
Total revenues:
     June 30, 2001................................. $      843           $     148          $     991
     June 30, 2000.................................        826                 159                985
Net income:
     June 30, 2001 Restated........................ $       85 (1)       $      28          $     113
     June 30, 2000.................................        111                  34  (2)           145

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

In May 2001, HFI Trust I (the "Trust"), a wholly owned subsidiary of the Company, issued 7 million units of 7% mandatory redeemable preferred securities (the "MEDS Units") at $25 per unit. Each MEDS unit consists of a trust preferred security and a forward purchase contract under which the holder may acquire a variable number of shares in the Company's Class A Common Stock for a fixed purchase price at the end of a three-year period, absent specified circumstances that may entitle the holder to exercise that right at an earlier time (such as the proposed transaction with General Electric Capital Corporation). The sole assets of the Trust are subordinated deferrable notes (the "Notes") issued by the Trust. These Notes will mature on May 2, 2006 and have a liquidation value of $25. The obligations with respect to the Trust constitute a full and unconditional guarantee by the Company. The MEDS Units are classified in the Company's balance sheet as Company obligated Mandatory Redeemable Preferred Securities of a Subsidiary Trust (representing a minority interest in the Trust) at their face and redemption amount of $175 million. Distributions on the Notes of 7% per year, or $1.75 per unit, are paid quarterly and classified as minority interest expense on the Consolidated Condensed Statements of Income. During the quarter ended June 30, 2001, the Company distributed $2 million to the holders of MEDS Units. Net proceeds from the issuance of the MEDS Units was used for general and working capital purposes.

(11) Subsequent Events

Merger Agreement--

On July 30, 2001, the Company and General Electric Capital Corporation (GE Capital) entered into a definitive merger agreement under which GE Capital will acquire the Company for approximately $5.3 billion in cash, or $53.75 per share. The transaction, which is subject to regulatory approval and other customary conditions, is expected to close before the end of the year.

Declaration of Dividends --

                                    Dividend per
Stock                               Declaration Date     Share             Record Date            Payable Date
-----                              ------------------    -----             -----------            ------------

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

Fixed Rate Noncumulative Perpetual
Senior Preferred Stock, Series C      July 17, 2001      $1.67175          July 31, 2001          August 15, 2001


Fixed Rate Noncumulative Perpetual
Senior Preferred Stock, Series D      July 17, 2001      $1.7375           July 31, 2001          August 15, 2001

(12) Accounting Developments

Statement of Financial Accounting Standards No. 133

     Effective January 1, 2001, the Company adopted the provisions of the Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 137, Deferral of the Effective Date of FASB Statement No. 133 and Statement of Financial Accounting Standards No. 138, Accounting for Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (collectively referred to as SFAS No. 133). This Statement establishes accounting and reporting standards requiring all derivative instruments (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value. Changes in the fair value of the derivative are to be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows gains and losses on derivatives to offset related results on the hedged items in the income statement and requires that a company must document, designate and assess the effectiveness of transactions that receive hedge accounting.

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

Statement of Financial Accounting Standards No. 141

     The FASB has issued Statement 141 "Business Combinations", which applies to all business combinations initiated after June 30, 2001. The statement also applies to all business combinations accounted for under the purchase method of accounting for which the date of acquisition is July 1, 2001 or later. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited.

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

(13)    Restatement

     The consolidated condensed financial statements for the three and six months ended June 30, 2001 have been restated to reflect increased provisions for loan losses as follows:

                                              For the Three Months           For the Six Months
                                              Ended June 30, 2001           Ended June 30, 2001
                                          ---------------------------   ---------------------------
                                             Before         After          Before         After
                                           Restatement   Restatement     Restatement   Restatement
                                           -----------   -----------     -----------   -----------
                                          (in millions)                 (in millions)
      Provision for losses                      38            57             69            117
                                          ============  =============   ============  =============
      Net income                                79            67            143            113
                                          ============  =============   ============  =============
      Allowance for losses of receivables      341           389
                                          ============  =============
      Retained earnings                        668           638
                                          ============  =============

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview. Net income for the six months ended June 30, 2001 was $125 million, excluding the effect of a one-time charge of $8 million, net of tax, related to the discontinuation of the origination of SBA loans through our Small Business Finance unit, and a one-time charge of $4 million, net of tax, related to the adoption of the new accounting standard for derivatives. These charges were recorded in the first quarter of 2001. This compares to $145 million for the same prior year period. Net income applicable to common stock including the two one-time charges was $99 million for the six months ended June 30, 2001. Net income for the quarter ended June 30, 2001 totaled $67 million compared to $70 million for the same prior year period. Net income applicable to common stock totaled $60 million for the second quarter of 2001, which is a decrease of $3 million from the second quarter of 2000.

     Operating Revenues. The following table summarizes our operating revenues for the six and three months ended June 30, 2001 and 2000:

                                                                                For the Six Months Ended
                                                                                        June 30,
                                                                       ----------------------------------------
                                                                         2001      Percent     2000      Percent
                                                                        Amount     of AFE     Amount     of AFE
                                                                        ------     ------     ------     ------
                                                                                (annualized)          (annualized)
                                                                                  (dollars in millions)
Net interest income..................................................  $  321         3.7%   $  303        3.7%
Non-interest income:
   Fees and other income.............................................     150         1.8       166        2.0
   Factoring commissions.............................................      34         0.4        36        0.4
   Income of international joint ventures............................      20         0.2        18        0.2
                                                                       ------     -------    ------        ---
      Total operating revenues.......................................  $  525        6.1%    $  523        6.4%
                                                                       ======     =======    ======        ===

                                                                            For the Three Months Ended
                                                                                        June 30,
                                                                       ----------------------------------------
                                                                         2001      Percent     2000      Percent
                                                                        Amount     of AFE     Amount     of AFE
                                                                        ------     ------     ------     ------
                                                                                (annualized)          (annualized)
                                                                                  (dollars in millions)
Net interest income..................................................  $  167        3.9%    $  157        3.7%
Non-interest income:
   Fees and other income.............................................      79        1.8         78        1.8
   Factoring commissions.............................................      18        0.4         19        0.4
   Income of international joint ventures............................       8        0.2          8        0.2
                                                                       ------     ------     ------      -----
      Total operating revenues.......................................  $  272        6.3%    $  262        6.2%
                                                                       ======     ======     ======       ====

Net Interest Income: Net interest income increased by $18 million or 6% for the first six months of 2001 versus 2000. The increase is driven by a higher level of average funds employed for the six month period. Net interest margin as a percentage of AFE was 3.7 % for the six months ended June 30,2001 and is unchanged from the prior year period.

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

Non-Interest Income: The following table summarizes our non-interest income for the six and three months ended June 30, 2001 and 2000:

                                                                       For the Six Months
                                                                       Ended June 30,        Increase/(Decrease)
                                                                       ------------------    -------------------
                                                                        2001        2000      Amount     Percent
                                                                        ----        ----      ------     -------
                                                                          (dollars in millions)
Factoring commissions................................................  $   34     $   36     $   (2)        (6)%
Income of international joint ventures...............................      20         18          2         11
Fees and other income:
   Investment and asset sale income (1)..............................      80        123        (43)       (35)
   Fee income and other (2)..........................................      70         43         27         63
                                                                       ------     ------     -------
      Total fees and other income....................................  $  150     $  166     $  (16)        10%
                                                                       ======     ======     =======
      Total non-interest income......................................  $  204     $  220     $  (16)         7%
                                                                       ======     ======     =======
   Non-interest income as a percentage of AFE (annualized) ..........    2.4%       2.7%

                                                                       For the Three Months
                                                                       Ended June 30,         Increase/(Decrease)
                                                                       --------------------   ------------------
                                                                        2001        2000      Amount     Percent
                                                                        ----        ----      ------     -------
                                                                           (dollars in millions)
Factoring commissions................................................  $   18     $   19     $   (1)        (5)%
Income of international joint ventures...............................       8          8         --         --
Fees and other income:
   Investment and asset sale income (1)..............................      32         59        (27)       (46)
   Fee income and other (2)..........................................      47         19         28        147
                                                                       ------     ------     ------
      Total fees and other income....................................  $   79     $   78     $    1          1%
                                                                       ======     ======     ======
      Total non-interest income......................................  $  105     $  105     $   --          -%
                                                                       ======     ======     ======
   Non-interest income as a percentage of AFE (annualized) ..........    2.4%       2.5%

(1) Investment and asset sale income includes gains on securitizations, syndications and loan sales, net investment income and gains, equipment residual gains and participation income.
(2) Fee income and other consists primarily of loan servicing income, late fees, prepayment fees, early termination fees, residual rental income and other miscellaneous income.

     Factoring commissions decreased $2 million and $1 million for the six months and quarter ended June 30, 2001 compared to the same prior year period. The decrease is primarily due to a slight decline in commission rates for our consolidated subsidiaries' factoring commissions. Factofrance's factoring volume remained consistent with the prior year periods.

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

     Operating Expenses. The following table summarizes our operating expenses for the six and three months ended June 30, 2001 and 2000:

                                                                      For the Six Months
                                                                        Ended June 30,            (Decrease)
                                                                        --------------       -----------------
                                                                        2001       2000      Amount      Percent
                                                                        ----       ----      ------      -------
                                                                           (dollars in millions)
Salaries and other compensation......................................  $  122     $  126     $   (4)        (3)%
General and administrative expenses..................................      93         95         (2)        (2)
Goodwill and non-compete amortization................................      12         12         --         --
                                                                       ------     ------     -------
Total operating expenses.............................................  $  227     $  233     $   (6)        (3)%
                                                                       ======     ======     =======
      Total operating expenses as a percentage of average
            managed assets (annualized) .............................     2.4%       2.8%
      Ratio of operating expenses to operating revenues..............      43%        45%
      Ratio of operating expenses, excluding goodwill and
            non-compete amortization, as a percentage of
            operating revenues.......................................      41%        42%

                                                                      For the Three Months
                                                                        Ended June 30,       Increase/(Decrease)
                                                                        --------------       ------------------
                                                                        2001       2000      Amount   Percent
                                                                        ----       ----      ------   -------
                                                                           (dollars in millions)
Salaries and other compensation......................................  $   66     $   64     $    2      3%
General and administrative expenses..................................      44         46         (2)    (4)
Goodwill and non-compete amortization................................       6          6         --     --
                                                                       ------     ------     -------
      Total operating expenses.......................................  $  116     $  116     $   --     --%
                                                                       ======     ======     =======
      Total operating expenses as a percentage of average
            managed assets (annualized) .............................     2.5%       2.7%
      Ratio of operating expenses to operating revenues..............      43%        44%
      Ratio of operating expenses, excluding goodwill and
            non-compete amortization, as a percentage of
            operating revenues.......................................      40%        42%


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

     Heller's efficiency ratio improved to 43% for the six months and second quarter ended June 30, 2001 from 45% and 44% for the six months and second quarter of 2000, respectively. This improvement is reflective of our focus on increasing revenues and controlling expense growth. Operating expenses as a percentage of average managed assets also improved to 2.4% and 2.5% for the first six months and quarter ended June 30, 2001 down from 2.8% and 2.7% for the same prior year periods, respectively.

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

Allowance for Losses. The following table summarizes the changes in our allowance for losses of receivables, including our provision for losses of receivables and repossessed assets, for the six and three months ended June 30, 2001 and 2000:

                                                                     For the Six Months
                                                                       Ended June 30,         Increase/(Decrease)
                                                                       --------------         ------------------
                                                                       2001
                                                                     Restated      2000       Amount     Percent
                                                                       ----        ----       ------     -------
                                                                           (dollars in millions)
Balance at beginning of period.......................................  $  342     $ 316      $   26          8%
   Provision for losses..............................................     117        71          46         65
   Writedowns........................................................     (85)      (54)        (31)       (57)
   Recoveries........................................................      19         5          14        280
   Other.............................................................      (4)       (1)         (3)      (300)
                                                                       -------    -------    -------
Balance at end of period.............................................  $  389     $ 337     $    52         15%
                                                                       ======     ======     =======
   Allowance as a % of receivables...................................     2.5%      2.1%

                                                                     For the Three Months
                                                                       Ended June 30,       Increase/(Decrease)
                                                                       --------------     ----------------------
                                                                       2001
                                                                     Restated      2000       Amount     Percent
                                                                       ----        ----       ------     -------
                                                                          (dollars in millions)
Balance at beginning of period.......................................  $  368     $  321     $   47         15%
   Provision for losses..............................................      57         41         16         39
   Writedowns........................................................     (41)       (28)       (13)       (46)
   Recoveries........................................................       6          3          3        100
   Other.............................................................      (1)        --         (1)      (100)
                                                                       ------     ------     -------
Balance at end of period.............................................  $  389     $  337     $   52         15%
                                                                       ======     ======     =======
   Allowance as a % of receivables...................................     2.5%       2.1%

Provisions for losses totaled $117 million and $57 million for the six months and second quarter ended June 30, 2001, respectively. Provisions for losses totaled $71 million and $41 million for the six months and second quarter ended June 30, 2000, respectively. The increase in provisions for losses for the six months and quarter ended June 30, 2001 relative to the same prior year periods is due to the down-turn in the economy which negatively impacted our Small Business Finance and Corporate Finance portfolios.

Net writedowns totaled $66 million, or 0.86% of average lending assets for the six months ended June 30, 2001 and $35 million or 0.92% for the quarter ended June 30, 2001. Net write-downs totaled $49 million and $25 million for the six months and second quarter of 2000, respectively, or 0.65% of average lending assets for both prior year periods. The increase in net writedowns for the six months and quarter ended June 30, 2001 relative to the same prior year period is due to the considerably slower growth in the U.S. economy in 2001, which resulted in higher writedowns in our cash-flow financings within the Corporate Finance portfolio. Net writedowns as a percentage of average managed lending assets totaled 0.79% and 0.84% for the six months and quarter ended June 30, 2001, respectively. At June 30, 2001 the allowance for losses of receivables represented 2.5% of receivables, a slight increase from the prior year.

Income Taxes. Our effective tax rate totaled 29% for the six months and quarter ended June 30, 2001, compared to 33% for the prior year periods. The effective rates for 2001 and 2000 remained below federal and state combined statutory rates due to the effect of earnings from international joint ventures, the use of tax credits and the impact of international and state tax planning activities.

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

                                                                Lending Assets and Investments as of
                                                                  June 30,              December 31,
                                                            --------------------     -------------------
                                                              2001        Percent      2000      Percent
                                                           ----------   ---------    ---------   -------
By Business Category:                                                   (dollars in millions)
Domestic Commercial Finance Segment
     Corporate Finance (1)................................ $    5,088       29%    $     5,225     28%
     Leasing Services (1).................................      4,439       24           4,434     24
     Real Estate Finance..................................      2,966       16           2,766     15
     Healthcare Finance...................................      1,690        9           1,563      8
     Small Business Finance...............................      1,168        6           1,440      8
     Other................................................        361        2             387      2
                                                           ----------     ----     -----------   ----
Total Domestic Commercial Finance Segment.................     15,712       86          15,815     85
International Factoring and Asset
     Based Finance Segment................................      2,514       14           2,901     15
                                                           ----------     ----     -----------   ----
   Total lending assets and investments................... $   18,226      100%    $    18,716    100%
                                                           ==========     ====     ===========   ====

                                                                 June 30,              December 31,
                                                           ----------------------  ---------------------
                                                              2001        Percent      2000      Percent
                                                           ----------    --------  -----------   -------
                                                                        (dollars in millions)
By Asset Type:
Receivables............................................... $   15,305       84%   $     15,966     85%
Repossessed assets........................................         16        --             22     --
                                                           ----------     ------       -------   --------
   Total lending assets...................................     15,321       84          15,988     85
Debt securities...........................................        847        5             755      4
Equity and real estate investments........................        782        4             795      4
Operating leases..........................................        661        4             695      4
Lending partnerships......................................        404        2             267      2
International joint ventures..............................        211        1             216      1
                                                           ----------     ------   -----------   --------
   Total lending assets and investments................... $   18,226      100%    $    18,716    100%
                                                           ==========     ======   ===========   ========
   Average lending assets................................. $   15,508              $    15,456
                                                           ==========              ===========
   Total managed assets (2)............................... $   19,086              $    18,877
                                                           ==========              ===========
   Average managed assets (2)............................. $   18,865              $    17,516
                                                           ==========              ===========
   Funds employed (3)..................................... $   17,437              $    17,734
                                                           ==========              ===========
   Average funds employed (3)............................. $   17,337              $    16,978
                                                           ==========              ===========

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

     The following table shows our total revenues for the six months ended June 30, 2001 and 2000:

                                                                            Total Revenues

                                                                   For the Six Months Ended June 30,
                                                            ------------------------------------------
                                                              2001      Percent         2000    Percent
                                                            ------------------------------------------
                                                                        (dollars in millions)
Domestic Commercial Finance Segment
     Corporate Finance...............................      $      250       25%     $      326     33%
     Leasing Services................................             239       24             191     19
     Real Estate Finance.............................             145       15             129     13
     Healthcare Finance..............................              97       10              75      8
     Small Business Finance..........................              70        7              74      8
     Other...........................................              42        4              31      3
                                                           ----------    ------      ----------   ----
Total Domestic Commercial Finance
     Segment.........................................             843       85             826     84
International Factoring and Asset
     Based Finance Segment...........................             148       15             159     16
                                                           ----------    ------     ----------   ----
   Total revenues....................................      $      991      100%     $      985    100%
                                                           ==========    ======     ==========   ====

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

PORTFOLIO Quality

      As of June 30, 2001, nonearning assets were $347 million or 2.3% of lending assets. The following tables present certain information with respect to the credit quality of our portfolio:

                                                                                    June 30,         December 31,
                                                                                    --------         ------------
                                                                                      2001
                                                                                    Restated             2000
                                                                                   ----------        ------------
                                                                                        (dollars in millions)
Lending Assets and Investments:
   Receivables..................................................................    $   15,305       $   15,966
   Repossessed assets...........................................................            16               22
                                                                                    ----------       ----------
       Total lending assets.....................................................        15,321           15,988
   Equity and real estate investments...........................................           782              795
   Debt securities..............................................................           847              755
   Operating leases.............................................................           661              695
   Lending partnerships.........................................................           404              267
   Investments in international joint ventures..................................           211              216
                                                                                    ----------       ----------
       Total lending assets and investments.....................................    $   18,226       $   18,716
                                                                                    ==========       ==========
Nonearning Assets:
   Impaired receivables.........................................................    $      331       $      285
   Repossessed assets...........................................................            16               22
                                                                                    ----------       ----------
       Total nonearning assets..................................................    $      347       $      307
                                                                                    ==========       ==========
   Ratio of nonearning impaired receivables to receivables......................          2.2%             1.8%
                                                                                    ==========       ==========
   Ratio of total nonearning assets to total lending assets.....................          2.3%             1.9%
                                                                                    ==========       ==========
   Ratio of total nonearning assets to total managed lending assets.............          2.0%             1.8%
                                                                                    ==========       ==========
Allowances for Losses:
   Allowance for losses of receivables..........................................    $      389       $      342
                                                                                    ==========       ==========
Ratio of allowance for losses of receivables to:
   Receivables..................................................................          2.5%             2.1%
                                                                                    ==========       ==========
   Net writedowns (annualized)..................................................          2.9x             3.0x
                                                                                    ==========       ==========
   Nonearning impaired receivables..............................................          118%             120%
                                                                                    ==========       ==========
Delinquencies:
   Earning loans delinquent 60 days or more.....................................    $      311       $      267
                                                                                    ==========       ==========
   Ratio of earning loans delinquent 60 days or more to receivables.............          2.0%             1.7%
                                                                                    ==========       ==========

                                                                                         For The Six Months
                                                                                           Ended June 30,
                                                                                    --------------------------
                                                                                       2001             2000
                                                                                       ----             ----
Net writedowns of lending assets:                                                         (dollars in millions)
   Total net writedowns.........................................................    $       66      $        49
                                                                                    ==========      ===========
   Ratio of net writedowns to average lending assets (annualized)...............         0.86%            0.65%
                                                                                    ==========      ===========
   Ratio of net writedowns to average managed lending
   assets (annualized)..........................................................         0.79%            0.63%
                                                                                    ==========      ===========

Nonearning Assets. Our nonearning assets were $347 million or 2.3% of lending assets and 2.0% of total managed lending assets at June 30, 2001 as compared with $307 million, or 1.9% of lending assets and 1.8% of total managed lending assets at December 31, 2000. Included in nonearning assets are repossessed assets of $16 million at June 30, 2001 and $22 million at December 31, 2000.

Allowance for Losses. The allowance for losses of receivables totaled $389 million representing 2.5% of receivables at June 30, 2001. The Company considers this level of allowance for loan losses to be adequate to cover losses inherent in our loan portfolio at June 30, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

     The following table presents information regarding our capital structure:

                                                                                 June 30,          December 31,
                                                                                    2001                2000
                                                                                    ----                ----
                                                                                          (in millions)

   Commercial paper and short-term borrowings...................................  $    3,677         $   5,127
   Notes and debentures.........................................................      11,449            10,525
                                                                                  ----------         ---------
      Total senior debt.........................................................      15,126            15,652
   Company Obligated Mandatory Redeemable Preferred Security
      of a Subsidiary Trust.....................................................         175                --
   Minority interest............................................................          12                12
   Stockholders' equity.........................................................       2,503             2,575
                                                                                  ----------         ---------
      Total capitalization......................................................  $   17,816        $   18,239
                                                                                  ==========        ==========

   Leverage (net of short-term investments).....................................        5.5x              5.9x
   Commercial paper and short-term borrowings to total senior debt..............         24%               33%

During the first six months of 2001, our major funding requirements included:
o approximately $3.1 billion of longer-term loans, leases and investments funded;
o the retirement of approximately $1.8 billion of senior notes;
o the decrease in short-term debt of $1.5 billion
o common and preferred dividends of $33 million; and
o the redemption of Cumulative Perpetual Senior Preferred Stock,
  Series A of $125 million.

Our major sources of funding these requirements included:
o cash flows from operations of $192 million;
o loan repayments and proceeds from the sale of investments and equipment on lease of approximately $1.1 billion;
o the syndication, securitization or sale of approximately $1.4 billion of loans;
o the issuance of Company obligated Mandatory Redeemable Preferred Securities of $175 million;
o the issuance of over $2.7 billion of senior debt; and
o a net decrease in short-term loans and advances to factoring clients of $860 million.

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

Statement of Financial Accounting Standards No. 141

The FASB has issued Statement 141 "Business Combinations", which applies to all business combinations initiated after June 30, 2001. The statement also applies to all business combinations accounted for under the purchase method of accounting for which the date of acquisition is July 1, 2001 or later. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited.

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

Subsequent Events
     Merger Agreement --

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

     Declaration of Dividends --

                                                          Dividend per
 Stock                                  Declaration Date     Share              Record Date       Payable Date
 -----                                  ----------------     -----              -----------       ------------

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

(a)      Exhibits:

         (10a)   2001 - 2003 Long-Term Incentive Plan

         (10b)   Amendment to the Amended and Restated Change in
                 Control Agreement

         (12) Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

         (99.1) Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

         (99.2) Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002


(b)      Current Reports on Form 8-K:

Date of Report             Item             Description
---------------           --------          --------------------------
July 17, 2001              5, 7             A report filing a press release
                                            announcing  the  declaration of
                                            dividends on the Company's
                                            common and preferred stocks.

July 19, 2001              5, 7             A report filing a press  release
                                            announcing  the Company's  earnings
                                            for the quarter ended
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


                                            HELLER FINANCIAL, INC.


                                            By:      /s/  Randolph T. Brown
                                               ---------------------------------
                                                     Randolph T. Brown
                                                     Chief Financial Officer


                                            By:      /s/  Randolph T. Brown
                                               ---------------------------------
                                                     Randolph T. Brown
                                                     Chief Accounting Officer
Date:  August 2, 2002