Form 10-Q/A
period 2001-09-30
HELLER FINANCIAL INC
filed 2002-08-02
CIK 46738

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A


(Mark One)
X        Quarterly  report for the period ended  September 30, 2001 pursuant to
----     Section 13 or 15(d) of the Securities Exchange Act of 1934

         Transition report pursuant to Section 13 or 15(d) of the Securities
----     Exchange Act of 1934

                          Commission file number 1-6157


                             Heller Financial, Inc.
             (Exact name of registrant as specified in its charter)


                      Delaware                                  36-1208070
-----------------------------------------------        -------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

500 W. Monroe Street, Chicago, Illinois                            60661
-----------------------------------------------        -------------------------
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

51,050,000 shares of Class A Common Stock, $.25 par value,
           outstanding at October 19, 2001.
47,065,362 shares of Class B Common Stock, $.25 par value,
           outstanding at October 19, 2001.

EXPLANATORY NOTE

     The purpose of this Amendment to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001 is to restate the consolidated condensed financial statements contained therein, to modify the notes to such financial statements, and to make conforming changes to other information contained elsewhere in the report to reflect increased provisions for loan losses as disclosed in note 14 to such financial statements.

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                     HELLER FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 (in millions, except for information on shares)

                                        ASSETS                                         September 30,
                                                                                           2001       December 31,
                                                                                         Restated         2000
                                                                                           ----           ----
                                                                                        (unaudited)     (audited)
Cash and cash equivalents............................................................   $     718      $     732
Receivables (Note 2)
     Commercial loans
          Term loans.................................................................       4,570          4,973
          Revolving loans............................................................       2,200          2,052
     Real estate loans...............................................................       3,326          2,686
     Factored accounts receivable....................................................       2,240          2,615
     Equipment loans and leases......................................................       3,884          3,640
                                                                                        ---------      ---------
          Total receivables..........................................................      16,220         15,966
     Less: Allowance for losses of receivables (Note 2)..............................         451            342
                                                                                        ---------      ---------
          Net receivables............................................................      15,769         15,624
Equity and real estate investments ..................................................         756            795
Debt securities......................................................................         806            755
Operating leases.....................................................................         614            695
Investments in international joint ventures..........................................         221            216
Lending partnerships.................................................................         367            267
Goodwill.............................................................................         441            458
Other assets.........................................................................         863            519
                                                                                        ---------      ---------
          Total assets...............................................................   $  20,555      $  20,061
                                                                                        =========      =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Senior debt
     Commercial paper and short-term borrowings......................................   $   4,655      $   5,127
     Notes and debentures (Note 3)...................................................      11,487         10,525
                                                                                        ---------      ---------
          Total senior debt..........................................................      16,142         15,652
Credit balances of factoring clients.................................................         818            982
Other payables and accruals..........................................................         872            840
                                                                                        ---------      ---------
          Total liabilities..........................................................      17,832         17,474
Company Obligated Mandatory Redeemable Preferred Securities of a Subsidiary Trust
     (Note 10).......................................................................         175             --
Minority interest....................................................................          13             12
Stockholders' equity
     Preferred stock (Note 10).......................................................         275            400
     Class A common stock ($.25 par; 500,000,000 shares authorized;
        47,784,551 shares issued and 46,653,134 shares outstanding).................           12             12
     Class B common stock ($.25 par; 300,000,000 shares authorized;
        51,050,000 shares issued and outstanding)....................................          13             13
     Additional paid in capital......................................................       1,661          1,631
     Retained earnings...............................................................         671            554
     Treasury stock (1,131,417 shares) (Note 5)......................................         (27)           (19)
     Accumulated other comprehensive income..........................................         (70)           (16)
                                                                                        ----------     ----------
          Total stockholders' equity.................................................       2,535          2,575
                                                                                        ----------     ----------
          Total liabilities and stockholders' equity.................................   $  20,555      $  20,061
                                                                                        ==========     ==========

     The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these statements.

                     HELLER FINANCIAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (in millions, except for per share information)

                                                                        For the Three Months     For the Nine Months
                                                                         Ended September 30,     Ended September 30,
                                                                         -------------------     -------------------
                                                                          2001                     2001
                                                                        Restated       2000      Restated      2000
                                                                          ----         ----        ----        ----
                                                                             (unaudited)             (unaudited)
Interest income......................................................    $     371   $     429    $   1,158   $   1,194
Interest expense.....................................................          192         266          658         728
                                                                         ---------   ---------    ---------   ---------
     Net interest income.............................................          179         163          500         466
Fees and other income................................................           74          71          224         238
Factoring commissions................................................           15          17           49          53
Income of international joint ventures...............................            9          10           29          28
                                                                         ---------   ---------    ---------   ---------
     Operating revenues..............................................          277         261          802         785
Operating expenses...................................................          100         116          327         349
Provision for losses.................................................          104          36          221         108
GE Capital merger expenses...........................................            5          --            5          --
Small Business Finance charge (Note 9)...............................           --          --           12          --
                                                                         ---------   ---------    ---------   ---------
     Income before taxes, minority interest, and cumulative effect of
     change in accounting for derivatives............................           68         109          237         328
Income tax provision.................................................           16          36           65         108
Minority interest (Note 10)..........................................            4           1            7           2
                                                                         ---------   ---------    ---------   ---------
     Income before cumulative effect of change in
        accounting for derivatives...................................    $      48   $      72    $     165   $     218
                                                                         =========   =========    =========   =========
Cumulative effect of change in accounting
  for derivatives (net of taxes).....................................           --          --           (4)         --
                                                                         ---------   ---------    ---------   ---------
     Net income......................................................    $      48    $     72    $     161    $    218
                                                                         =========   =========    =========    ========
     Dividends on preferred stock....................................    $       5    $      7    $      19    $     21
                                                                         =========   =========    =========    ========
     Net income applicable to common stock...........................    $      43    $     65    $     142    $    197
                                                                         =========   =========    =========    ========
     Basic net income applicable to common stock
        per share (Note 6)...........................................    $    0.44   $    0.67   $     1.46   $    2.04
                                                                         =========   =========   ==========   =========
     Diluted net income applicable to common stock
        per share (Note 6)...........................................    $    0.43   $    0.67    $    1.43   $    2.03
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

                      CONSOLIDATED CONDENSED STATEMENTS OF
                         CHANGES IN STOCKHOLDERS' EQUITY
                                  (in millions)
                                   (unaudited)
                                                                                  Accum.
                                                                                  Other
                                    Preferred Class A  Class B Treasury   Add'l  Compre-                  Compre-
                                     Stock     Common   Common    Stock   Paid In hensive Retained         hensive
                                    (Note 10)   Stock    Stock  (Note 5)  Capital  Income Earnings  Total  Income
                                     -------- -------- -------- -------- -------- ------- --------- ------ -------
BALANCE AT DECEMBER 31, 1999........   $  400  $   12   $   13   $   (9)  $1,626   $  (27) $  332   $2,347
Comprehensive Income:
Net income..........................       --      --       --       --       --       --     218      218  $ 218
  Other comprehensive income,
    net of tax:
     Unrealized gain on securities,
       net of tax of $17............       --      --       --       --       --       --      --       29     29
     Foreign currency translation
       adjustments, net of tax of $        --      --       --       --       --       --      --      (12)   (12)
       (43).........................                                                                        -----
  Other comprehensive income........       --      --       --       --       --       17      --       --     17
                                                                                                            -----
Comprehensive income................       --      --       --       --       --       --      --       --  $ 235
                                                                                                            =====
Repurchase of Class A Common Stock..       --      --       --      (11)      --       --      --      (11)
Vesting of restricted shares........       --      --       --       --        3       --      --        3
Preferred stock dividends...........       --      --       --       --       --       --     (21)     (21)
Common stock dividends..............       --      --       --       --       --       --     (29)     (29)
                                       ------  ------   ------   -------  ------   ------- -------   ------
BALANCE AT SEPTEMBER 30, 2000.......   $  400  $   12   $   13   $  (20)  $1,629   $  (10) $  500    $2,524
                                       ======  ======   ======   =======  ======   ======= =======   ======
BALANCE AT DECEMBER 31, 2000........   $  400  $   12   $   13   $  (19)  $1,631   $  (16) $  554    $2,575

Comprehensive Income:
Income before cumulative effect of
   change in accounting for
   derivatives......................       --      --       --       --       --       --     165      165  $ 165
   Other comprehensive income, net
     of tax:
     Transition adjustment related
       to change in accounting for
       derivatives, net of tax of          --      --       --       --       --       --      --       (4)    (4)
       $(2).........................
     Unrealized loss on qualifying
       cash flow hedges, net of tax
       of $(2)......................       --      --       --       --       --       --      --       (4)    (4)
     Reclassification into earnings
       of realized losses on cash
       flow hedges,
       net of tax of $1 ............       --      --       --       --       --       --      --        2      2
     Unrealized loss on securities,
       net of tax of $(15)..........       --      --       --       --       --       --      --      (26)   (26)
     Foreign currency translation
       adjustments,
       net of tax of $2 ............       --      --       --       --       --       --      --      (22)   (22)
                                                                                                              ----
  Other comprehensive income........       --      --       --       --       --      (54)     --       --    (54)
                                                                                                              ----
Comprehensive income................       --      --       --       --       --       --      --       --  $ 111
                                                                                                            ======
Issuance of class A common stock....       --      --       --       --       30       --      --       30
Repurchase of class A common stock..       --      --       --       (8)      --       --      --       (8)
Redemption of cumulative perpetual
   preferred stock, series A........     (125)     --       --       --       --       --      --     (125)
Vesting of restricted shares........       --      --       --       --        5       --      --        5
Preferred stock dividends...........       --      --       --       --       --       --     (19)     (19)
Common stock dividends..............       --      --       --       --       --       --     (29)     (29)
Other...............................       --      --       --       --       (5)      --      --       (5)
                                       ------  ------   ------   -------  ------   ------- ------   ------
BALANCE AT SEPTEMBER 30, 2001.Restated $  275  $   12   $   13   $  (27)  $1,661   $  (70) $  671  $ 2,535
                                       ======  ======   ======   =======  ======   ======= ======  =======

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

                     HELLER FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (in millions)

                                                                                       For the Nine Months Ended
                                                                                             September 30,
                                                                                          2001
                                                                                        Restated         2000
                                                                                          ----           ----
OPERATING ACTIVITIES                                                                          (unaudited)
   Income before cumulative effect of change in accounting for derivatives               $    165      $    218
   Adjustments to reconcile net income to net cash provided by
     Operating activities:
        Provision for losses.......................................................           221           108
        Amortization and depreciation..............................................            42            40
        Losses from equity investments.............................................            35             5
        Provision for deferred taxes...............................................           (16)           51
        (Decrease) increase in accounts payable and accrued liabilities............           (34)          195
        Undistributed income of international joint ventures.......................           (12)          (21)
        (Decrease) increase in interest payable....................................           (14)           70
           Net increase in other assets............................................           (18)         (175)
        Other......................................................................            24             4
                                                                                         ---------     ---------
          Net cash provided by operating activities................................           393           495
INVESTING ACTIVITIES
   Longer-term loans funded........................................................        (4,384)       (5,192)
   Collections of principal........................................................         1,334         1,230
   Securitizations, participations, syndications and loan sales....................         1,543         2,344
   Net decrease in short-term loans and advances to factoring clients..............         1,243           495
   Investment in operating leases..................................................           (49)         (398)
   Investment in equity interests and other investments............................          (512)         (182)
   Sales of investments and equipment on lease.....................................           208           175
                                                                                         ---------     ---------
          Net cash used for investing activities...................................          (617)       (1,528)
FINANCING ACTIVITIES
   Senior note issuances...........................................................         2,975         4,316
   Retirement of notes and debentures..............................................        (2,315)       (2,462)
   Decrease in commercial paper and other short-term borrowings....................          (472)         (778)
   Net increase in advances from affiliates........................................             2            --
    Issuance of class A common stock...............................................            30            --
   Repurchase of class A common stock..............................................            (8)          (11)
   Redemption of cumulative perpetual preferred stock series A.....................          (125)           --
   Issuance of mandatory redeemable preferred trust securities.....................           175            --
   Cash dividends paid on preferred and common stock...............................           (48)          (50)
   Other...........................................................................            (4)           --
                                                                                         ---------     ---------
          Net cash provided by financing activities................................           210         1,015
                                                                                         ---------     ---------
Decrease in cash and cash equivalents..............................................           (14)          (18)
Cash and cash equivalents at the beginning of the period...........................           732           516
                                                                                         ---------     ---------
Cash and cash equivalents at the end of the period.................................      $    718      $    498
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

(2) Impaired Receivables and Repossessed Assets

     We do not recognize interest and fee income on impaired receivables or repossessed assets, both of which are classified as nonearning, as set forth in the following table:

                                                                                      September 30,    December 31,
                                                                                           2001           2000
                                                                                       ----------       --------
                                                                                              (in millions)
     Impaired receivables...........................................................    $     348       $    285
     Repossessed assets.............................................................           16             22
                                                                                        ---------       --------
       Total nonearning assets......................................................    $     364       $    307
                                                                                        =========       ========
     Ratio of total nonearning assets to total lending assets.......................         2.2%           1.9%
                                                                                        =========       ========

     Nonearning assets included $27 million and $37 million at September 30, 2001 and December 31, 2000, respectively, for our International Factoring and Asset Based Finance Segment.

     The average investment in nonearning impaired receivables was $309 million for the nine months ended September 30, 2001 and $235 million for the nine months ended September 30, 2000.

Loan Modifications--

     At September 30, 2001 and December 31, 2000, we did not have any loans that are considered troubled debt restructures. At September 30, 2001 there were no loans that were restructured and returned to earning status.

Allowance for Losses--

     The changes in the allowance for losses of receivables and repossessed assets were as follows:

                                                                                     September 30,
                                                                                         2001         December 31,
                                                                                       Restated          2000
                                                                                       ---------       -------
                                                                                             (in millions)

     Balance at the beginning of the period.........................................   $     342       $   316
         Provision for losses.......................................................         221           148
         Writedowns.................................................................        (135)         (140)
         Recoveries.................................................................          24            25
         Other......................................................................          (1)           (7)
                                                                                       ----------      --------
     Balance at the end of the period...............................................   $     451       $   342
                                                                                       ==========      ========

     Impaired receivables with identified reserve requirements totaled $267 million at September 30, 2001 and $260 million at December 31, 2000.

                                                                                     September 30,
                                                                                         2001        December 31,
                                                                                       Restated          2000
                                                                                       ---------       -------
                                                                                             (in millions)

     Identified reserve requirement for impaired receivables........................   $     109       $    78
     Additional allowance for losses of receivables.................................         342           264
                                                                                       ---------       -------
         Total allowance for losses of receivables..................................   $     451       $   342
                                                                                       =========       =======
     Ratio of allowance for losses of receivables to
       nonearning impaired receivables..............................................        130%          120%
                                                                                       =========       =======

(3)     Senior Debt - Notes and Debentures

     We issued and retired the following notes and debentures during the nine months ended September 30, 2001 (excluding unamortized premium and discount):

                                                                                                        Principal
                                                                                                         Amount
                                                                                                         ------
                                                                                                      (in millions)
         Issuances:
            Variable rate notes due on various dates ranging from
              July 17, 2001 to June 20, 2004........................................................... $    955
            Fixed rate notes with interest rates ranging from 4.10%
              to 7.00% due on various dates ranging from
              December 11, 2001 to March 15, 2006......................................................    2,020
                                                                                                        --------
                                                                                                        $  2,975
                                                                                                        ========
         Retirements:
            Variable rate notes due on various dates ranging from
              January 12, 2001 to August 20, 2001...................................................... $  1,595
            Fixed rate notes with interest rates ranging from 5.25%
              to 8.00% due on various dates ranging from
              January 16, 2001 to September 25, 2001...................................................      720
                                                                                                        --------
                                                                                                        $  2,315
                                                                                                        ========

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

(6) Basic and Diluted Net Income Per Share

     The following table shows the calculation of net income applicable to common stock per share on a basic and diluted basis for the periods indicated:

                                                                              Nine Months Ended September 30,
                                                                        ------------------------------------------
                                                                               Basic                 Diluted
                                                                        -----------------     --------------------
                                                                         2001                    2001
                                                                       Restated      2000      Restated       2000
                                                                         ----        ----        ----         ----

Net income applicable to common stock (in millions)...............     $     142  $     197   $      142   $    197
                                                                       =========  =========   ==========   ========
Average equivalent shares of common stock
   Outstanding (in thousands).....................................        97,379     96,624       97,379     96,624
   Stock options..................................................            --         --        1,279        183
   MEDS Units.....................................................            --         --          303         --
                                                                       ---------  ---------   ----------   --------
   Total average equivalent shares................................        97,379     96,624       98,961     96,807
                                                                       =========  =========   ==========   ========
Net income per share..............................................     $    1.46  $    2.04   $     1.43   $   2.03
                                                                       =========  =========   ==========   ========

                                                                               Quarter Ended September 30,
                                                                        ------------------------------------------
                                                                               Basic                 Diluted
                                                                        -----------------     --------------------
                                                                         2001                    2001
                                                                       Restated      2000      Restated       2000
                                                                         ----        ----        ----         ----
Net income applicable to common stock (in millions)...............     $      43  $      65   $       43   $     65
                                                                       =========  =========   ==========   ========
Average equivalent shares of common stock ........................
   Outstanding (in thousands).....................................        97,825     96,611       97,825     96,611
   Stock options..................................................            --         --        1,907        369
   MEDS Units.....................................................            --         --          899         --
                                                                       ---------  ---------   ----------   --------
   Total average equivalent shares................................        97,825     96,611      100,631     96,980
                                                                       =========  =========   ==========   ========
Net income per share..............................................     $    0.44  $    0.67   $     0.43   $   0.67
                                                                       =========  =========   ==========   ========

     The table below presents net income applicable to common stock per share on a basic and diluted basis, excluding the after-tax charge related to the discontinuation of the origination of Small Business Administration (SBA) loans through our Small Business Finance unit, a one-time charge for the cumulative effect of a change in accounting for derivatives, and costs incurred to date, net of tax, related to the merger agreement with General Electric Capital Corporation ("GE Capital") (see Note 11):

                                                                               Nine Months Ended September 30,
                                                                       ------------------------------------------
                                                                               Basic                 Diluted
                                                                        -----------------     --------------------
                                                                         2001                    2001
                                                                       Restated      2000      Restated       2000
                                                                         ----        ----        ----         ----
Net income applicable to common stock, net of Small
   Business Finance charge, cumulative effect of a
    change in accounting for derivatives, and GE Capital
    merger related expenses (in millions) ........................       $     158  $     197  $      158  $     197
                                                                         =========  =========  ==========  =========
Average equivalent shares of common stock
  outstanding (in thousands) .....................................          97,379     96,624      97,379     96,624
   Stock options..................................................              --         --       1,279        183
   MEDS Units.....................................................              --         --         303         --
                                                                         ---------  ---------  ----------  ---------
   Total average equivalent shares................................          97,379     96,624      98,961     96,807
                                                                         =========  =========  ==========  =========
Net income per share..............................................       $    1.62  $    2.04  $     1.60  $    2.03
                                                                         =========  =========  ==========  =========

                                                                                Quarter Ended September 30,
                                                                       ------------------------------------------
                                                                               Basic                 Diluted
                                                                        -----------------     --------------------
                                                                         2001                    2001
                                                                       Restated      2000      Restated       2000
                                                                         ----        ----        ----         ----
Net income applicable to common stock, net of Small
   Business Finance charge, cumulative effect of a
    change in accounting for derivatives, and GE Capital
    merger related expenses (in millions) ........................       $      46  $      65  $       46  $      65
                                                                         =========  =========  ==========  =========
Average equivalent shares of common stock
  outstanding (in thousands) .....................................          97,825     96,611      97,825     96,611
   Stock options..................................................              --         --       1,907        369
   MEDS Units.....................................................              --         --         899         --
                                                                         ---------  ---------  ----------  ---------
   Total average equivalent shares................................          97,825     96,611     100,631     96,980
                                                                         =========  =========  ==========  =========

Net income per share..............................................       $    0.47  $    0.67  $     0.46  $    0.67
                                                                         =========  =========  ==========  =========

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

(8) Operating Segments

     The following table summarizes financial information concerning our reportable segments:

                                                                       International
                                                      Domestic         Factoring and
                                                     Commercial         Asset Based        Consolidated
                                                       Finance            Finance             Company
                                                    ------------      ---------------      -------------
Total assets:

     September 30, 2001 Restated................... $   17,728           $   2,827          $  20,555
     December 31, 2000.............................     16,792               3,269             20,061

Total revenues:
     September 30, 2001............................ $    1,245           $     215          $   1,460
     September 30, 2000............................      1,286                 227              1,513

Net income:
     September 30, 2001 Restated................... $      123 (1)       $      38          $     161
     September 30, 2000............................        166                  52  (2)           218

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

(12) Subsequent Events

Declaration of Dividends --

                                                               Dividend
Stock                                       Declaration Date   per Share     Record Date        Payable Date
-----                                       ----------------   ---------     -----------        ------------
Fixed Rate Noncumulative Perpetual Senior
Preferred Stock, Series C                   Oct. 18, 2001      $1.67175      Nov. 1, 2001       Nov. 15, 2001

Fixed Rate Noncumulative Perpetual Senior
Preferred Stock, Series D                   Oct. 18, 2001      $1.7375       Nov. 1, 2001       Nov. 15, 2001

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

Statement of Financial Accounting Standards No. 141

     The FASB has issued Statement 141, Business Combinations, ("SFAS No. 141") which applies to all business combinations initiated after June 30, 2001. The statement also applies to all business combinations accounted for under the purchase method of accounting for which the date of acquisition is July 1, 2001 or later. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited.

Statement of Financial Accounting Standards No. 142

     The FASB has issued Statement 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), which changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded from prior business combinations, will cease. This statement is effective for fiscal years beginning after December 15, 2001. The adoption of this statement will eliminate amortization of goodwill which will have an approximate $18 million after-tax positive impact on annual earnings.

Statement of Financial Accounting Standards No. 143

     The FASB issued Statement 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"), in June 2001. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for fiscal years beginning after June 15, 2002 and is not expected to have a significant impact on the Company.

Statement of Financial Accounting Standards No. 144

     In August 2001, the FASB issued Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). The Statement supercedes Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of and APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. SFAS No. 144 retains the requirements of Statement 121 relating to recognition and measurement of an impairment loss and resolves certain implementation issues resulting from Statement 121. This Statement is effective for fiscal years beginning after December 15, 2001. We are currently assessing the impact of this statement on the Company.

(14) Restatement

     The consolidated condensed statements for the three and nine months ended September 30, 2001 have been restated to reflect increased provisions for loan losses as follows:

                                              For the Three Months          For the Nine Months
                                            Ended September 30, 2001      Ended September 30, 2001
                                          ----------------------------- -----------------------------
                                             Before         After          Before         After
                                           Restatement   Restatement     Restatement   Restatement
                                           -----------   -----------     -----------   -----------
                                          (in millions)                 (in millions)
      Provision for losses                     52            104             121           221
                                          ============  =============== =============  ==============
      Net income                               81             48             224           161
                                          ============  =============== =============  ==============

      Allowance for losses of receivables      351           451
                                          ============  ===============
      Retained earnings                        734           671
                                          ============  ===============

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview. Net income for the nine months ended September 30, 2001 was $161 million. Excluding the effect of a one-time charge of $8 million, net of tax, related to the discontinuation of the origination of SBA loans through our Small Business Finance unit, a one-time charge of $4 million, net of tax, related to the adoption of the new accounting standard for derivatives, and a net after-tax expense of $3 million incurred in connection with the merger with GE Capital, net income for the nine months ended September 30, 2001 was $176 million. This compares to $218 million for the same prior year period. Net income applicable to common stock including the one-time charges was $142 million for the nine months ended September 30, 2001. Net income for the quarter ended September 30, 2001 was $48 million. Net income for the quarter ended September 30, 2001, excluding the $3 million of merger related expenses totaled $51 million, compared to $72 million for the same prior year period. Net income applicable to common stock, excluding the $3 million of merger related expenses, totaled $46 million for the third quarter of 2001. Net income including the $3 million of merger related expenses totaled $48 million, while net income applicable to common stock totaled $43 million.

     Fully diluted earnings per share, excluding the Small Business Finance charge, the cumulative effect of a change in accounting for derivatives and the GE Capital merger related expenses, totaled $1.60 and $0.46 for the nine months and quarter ended September 30, 2001, respectively, compared to $2.03 and $0.67 for the nine months and quarter ended September 30, 2000, respectively.

Operating Revenues. The following table summarizes our operating revenues for the nine and three months ended September 30, 2001 and 2000:

                                                                                For the Nine Months Ended
                                                                                     September 30,
                                                                       ----------------------------------------
                                                                         2001      Percent     2000      Percent
                                                                        Amount     of AFE     Amount     of AFE
                                                                        ------     ------     ------     ------
                                                                                (annualized)          (annualized)
                                                                                  (dollars in millions)
Net interest income..................................................  $  500       3.8%     $  466        3.7%
Non-interest income:
   Fees and other income.............................................     224       1.7         238        1.9
   Factoring commissions.............................................      49       0.4          53        0.4
   Income of international joint ventures............................      29       0.3          28        0.3
                                                                       ------       ---        ----        ---
      Total operating revenues.......................................  $  802       6.2%     $  785        6.3%
                                                                       ======       ===      ======        ====

                                                                            For the Three Months Ended
                                                                                     September 30,
                                                                       ----------------------------------------
                                                                         2001      Percent     2000      Percent
                                                                        Amount     of AFE     Amount     of AFE
                                                                        ------     ------     ------     ------
                                                                                (annualized)          (annualized)
                                                                                  (dollars in millions)
Net interest income..................................................  $  179        4.1%    $  163          3.7%
Non-interest income:
   Fees and other income.............................................      74        1.7         71          1.6
   Factoring commissions.............................................      15        0.3         17          0.4
   Income of international joint ventures............................       9        0.2         10          0.3
                                                                       ------     -------    ------         -----
      Total operating revenues.......................................  $  277        6.3%    $  261          6.0%
                                                                       ======     =======    ======         =====

Net Interest Income: Net interest income increased by $34 million or 7% for the first nine months of 2001 versus 2000. The increase is driven by a higher level of average funds employed for the nine month period. Net interest margin as a percentage of AFE was 3.8% for the nine months ended September 30, 2001, a slight increase from the same prior year period.

Net interest income for the third quarter of 2001 increased $16 million, or 10% as compared to the third quarter of 2000. The increase was due to growth in average funds employed and improvements in net interest margin. Net interest margin increased to 4.1% for the quarter from 3.7% for the same prior year period. The improvement in the net interest margin for the quarter is primarily due to lower net funding costs, increased margins in several business units and the impact of off balance sheet financing achieved through conduit sales activity.

Non-Interest Income: The following table summarizes our non-interest income for the nine and three months ended September 30, 2001 and 2000:

                                                                       For the Nine Months
                                                                       Ended September 30,    Increase/(Decrease)
                                                                       ------------------     ------------------
                                                                        2001        2000      Amount     Percent
                                                                        ----        ----      ------     -------
                                                                           (dollars in millions)
Factoring commissions................................................  $   49     $   53     $   (4)        (8)%
Income of international joint ventures...............................      29         28          1          4
Fees and other income:
   Investment and asset sale income (1)..............................     145        168        (23)       (14)
   Fee income and other (2)..........................................      79         70          9         13
                                                                       ------     ------     -------
      Total fees and other income....................................  $  224     $  238     $  (14)        (6)%
                                                                       ======     ======     =======
      Total non-interest income......................................  $  302     $  319     $  (17)        (5)%
                                                                       ======     ======     =======
   Non-interest income as a percentage of AFE (annualized) ..........    2.3%       2.5%

                                                                       For the Three Months
                                                                       Ended September 30,   Increase/(Decrease)
                                                                       ------------------    -------------------
                                                                        2001        2000      Amount     Percent
                                                                        ----        ----      ------     -------
                                                                           (dollars in millions)
Factoring commissions................................................  $   15     $   17     $  (2)         (12)%
Income of international joint ventures...............................       9         10        (1)         (10)
Fees and other income:
   Investment and asset sale income (1)..............................      65         44        21           48
   Fee income and other (2)..........................................       9         27       (18)         (67)
                                                                       ------     ------     ------
      Total fees and other income....................................  $   74     $   71     $   3            4%
                                                                       ======     ======     ======
      Total non-interest income......................................  $   98     $   98     $   -            - %
                                                                       ======     ======     ======
   Non-interest income as a percentage of AFE (annualized) ..........    2.2%       2.3%

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

     Fees and other income totaled $224 million and decreased $14 million, or 6% for the first nine months of 2001 as compared to the prior year period due to lower investment and asset sale income. Investment and asset sale income for the nine month period ended September 30, 2001 decreased as increased gains from asset sales were offset by significantly lower investment income from our equity investments in limited partnership funds. In addition, the nine months ended September 30, 2000 included a net gain from the sale of one international investment and the liquidation of another. Fee income and other increased for the nine month period and quarter ended September 30, 2001 due to higher residual income from our leasing activities.

     For the third quarter of 2001, fees and other income totaled $74 million, representing an increase of $3 million, or 4% over the prior year period as investment and asset sale increases more than offset the decrease in fee income and other. Investment and asset sale income for the quarter ended September 30, 2001 increased due to Real Estate participation income and equity gains.

     Operating Expenses. The following table summarizes our operating expenses for the nine and three months ended September 30, 2001 and 2000:

                                                                       For the Nine Months
                                                                        Ended September 30,       (Decrease)
                                                                        -------------------  --------------------
                                                                        2001       2000      Amount      Percent
                                                                        ----       ----      ------      -------
                                                                           (dollars in millions)
Salaries and other compensation......................................  $  173     $  188     $  (15)        (8)%
General and administrative expenses..................................     136        143         (7)        (5)
Goodwill and non-compete amortization................................      18         18         --         --
                                                                       ------     ------     -------
Total operating expenses.............................................  $  327     $  349     $  (22)        (6)%
                                                                       ======     ======     =======
      Total operating expenses as a percentage of average
            managed assets (annualized) .............................     2.3%       2.6%
      Ratio of operating expenses to operating revenues..............      41%        44%
      Ratio of operating expenses, excluding goodwill and
            non-compete amortization, as a percentage of
            operating revenues.......................................      39%        42%

                                                                       For the Three Months
                                                                        Ended September 30,       (Decrease)
                                                                        -------------------  -------------------
                                                                        2001       2000      Amount      Percent
                                                                        ----       ----      ------      -------
                                                                           (dollars in millions)
Salaries and other compensation......................................  $   51     $   63     $  (12)       (19)%
General and administrative expenses..................................      43         47         (4)        (9)
Goodwill and non-compete amortization................................       6          6         --         --
                                                                       ------     ------     -------
      Total operating expenses.......................................  $  100     $  116     $  (16)       (14)%
                                                                       ======     ======     =======
      Total operating expenses as a percentage of average
            managed assets (annualized) .............................     2.0%       2.5%
      Ratio of operating expenses to operating revenues..............      36%        44%
      Ratio of operating expenses, excluding goodwill and
            non-compete amortization, as a percentage of
            operating revenues.......................................      34%        42%

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

     Heller's efficiency ratio improved to 41% and 36% for the nine months and third quarter ended September 30, 2001 from 44% for the nine months and third quarter of 2000. This improvement is reflective of our focus on increasing revenues and controlling expense growth. Operating expenses as a percentage of average managed assets also improved to 2.3% and 2.0% for the first nine months and quarter ended September 30, 2001 down from 2.6% and 2.5% for the same prior year periods, respectively.

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

Allowance for Losses. The following table summarizes the changes in our allowance for losses of receivables, including our provision for losses of receivables and repossessed assets, for the nine and three months ended September 30, 2001 and 2000:

                                                                      For the Nine Months
                                                                       Ended September 30,     Increase/(Decrease)
                                                                       -------------------    --------------------
                                                                       2001
                                                                     Restated      2000       Amount     Percent
                                                                       ----        ----       ------     -------
                                                                           (dollars in millions)
Balance at beginning of period.......................................  $  342     $  316     $   26          8%
   Provision for losses..............................................     221        108        113        105
   Writedowns........................................................    (135)       (99)       (36)       (36)
   Recoveries........................................................      24         21          3         14
   Other.............................................................      (1)        (5)         4         80
                                                                       -------    -------    ------
Balance at end of period.............................................  $  451     $  341     $  110         32%
                                                                       =======    =======    ======
   Allowance as a % of receivables...................................     2.8%       2.2%

                                                                      For the Three Months
                                                                       Ended September 30,     Increase/(Decrease)
                                                                       -------------------    --------------------
                                                                        2001
                                                                      Restated      2000       Amount     Percent
                                                                        ----        ----       ------     -------
                                                                             (dollars in millions)
Balance at beginning of period.......................................  $  389     $  337     $   52         15%
   Provision for losses..............................................     104         36         68        189
   Writedowns........................................................     (50)       (45)        (5)       (11)
   Recoveries........................................................       5         16        (11)       (69)
   Other.............................................................       3         (3)         6        200
                                                                       -------    -------    -------
Balance at end of period.............................................  $  451     $  341     $  110         32%
                                                                       =======    =======    =======
   Allowance as a % of receivables...................................     2.8%       2.2%

     Provisions for losses totaled $221 million and $104 million for the nine months and third quarter ended September 30, 2001, respectively. Provisions for losses totaled $108 million and $36 million for the nine months and third quarter ended September 30, 2000, respectively. The increase in provisions for losses for the nine months and quarter ended September 30, 2001 relative to the same prior year periods is due to the down-turn in the economy which negatively impacted our Corporate Finance, Small Business Finance, and Leasing Services portfolios.

     Net writedowns totaled $111 million, or 0.95% of average lending assets for the nine months ended September 30, 2001 and $45 million or 1.13% for the quarter ended September 30, 2001. Net writedowns totaled $78 million, or 0.68% of average lending assets for the nine months ended September 30, 2000 and $29 million or 0.73% for the quarter ended September 30, 2000. The increase in net writedowns for the nine months and quarter ended September 30, 2001 relative to the same prior year period is due to the considerably slower growth in the U.S. economy in 2001, which resulted in higher writedowns primarily in cash-flow financings within the Corporate Finance portfolio and also in the Leasing Services portfolio and Small Business Finance portfolio. Net writedowns as a percentage of average managed lending assets totaled 0.87% and 1.03% for the nine months and quarter ended September 30, 2001, respectively compared to 0.67% and 0.71% for the nine months and quarter ended September 30, 2000, respectively. At September 30, 2001 the allowance for losses of receivables represented 2.8% of receivables as compared to 2.2% as of September 30, 2000.

Income Taxes. Our effective tax rate totaled 27% and 24% for the nine months and quarter ended September 30, 2001, respectively, compared to 33% for the prior year periods. The effective rates for 2001 and 2000 remained below federal and state combined statutory rates due to the effect of earnings from international joint ventures, the use of tax credits and the impact of international and state tax planning activities.


LENDING ASSETS AND INVESTMENTS

Lending assets and investments were $19.0 billion, up 2% from the December 31, 2000 level. The increase is the result of solid new business volume from our domestic businesses offset by paydowns and greater use of off balance sheet conduit financing. Domestic new business volume, including portfolio purchases, of $4.7 billion for the nine months ended September 30, 2001 was partially offset by portfolio runoff, syndications and loan sales of approximately $4.0 billion, the discontinuance of originations of SBA loans, and a decline in receivables from our International Factoring and Asset Based Finance unit. International Factoring and Asset Based Finance experienced a decrease in lending assets and investments from the prior year-end as a result of cyclical declines and the negative effect of foreign currency exchange rate movements.

     Third quarter new business volume totaled $1.8 billion, down slightly from the prior year. Increased volume from Healthcare Finance and Real Estate Finance was offset by lower new business volume from cash flow lending in Corporate Finance, coupled with the impact of our discontinuance of originations of SBA loans.


The following tables present our lending assets and investments by business segment and asset type as of September 30, 2001 and December 31, 2000:

                                                                Lending Assets and Investments as of
                                                                September 30,           December 31,
                                                           -----------------------  --------------------
                                                              2001        Percent      2000      Percent
                                                           ----------    --------   ----------  --------
By Business Category:                                                   (dollars in millions)
Domestic Commercial Finance Segment
     Corporate Finance (1)................................ $    5,347       28%       $  5,225     28%
     Leasing Services (1).................................      4,562       24           4,434     24
     Real Estate Finance..................................      3,248       17           2,766     15
     Healthcare Finance...................................      1,848       10           1,563      8
     Small Business Finance...............................      1,119        6           1,440      8
     Other................................................        337        2             387      2
                                                           ----------     -----    -----------   -----
Total Domestic Commercial Finance Segment.................     16,461       87          15,815     85
International Factoring and Asset
     Based Finance Segment................................      2,539       13           2,901     15
                                                           ----------     -----    -----------   -----
   Total lending assets and investments................... $   19,000      100%       $ 18,716    100%
                                                           ==========     =====    ===========   =====

                                                                September 30,           December 31,
                                                           -----------------------  --------------------
                                                              2001        Percent      2000      Percent
                                                           ----------    --------   ----------  --------
                                                                        (dollars in millions)
By Asset Type:
Receivables............................................... $   16,220       85%    $    15,966     85%
Repossessed assets........................................         16       --              22     --
                                                           ----------     ----      ----------     --
   Total lending assets...................................     16,236       85          15,988     85
Debt securities...........................................        806        4             755      4
Equity and real estate investments........................        756        4             795      4
Operating leases..........................................        614        4             695      4
Lending partnerships......................................        367        2             267      2
International joint ventures..............................        221        1             216      1
                                                           ----------     -----    -----------   -----
   Total lending assets and investments................... $   19,000      100%    $    18,716    100%
                                                           ==========     =====    ===========   =====
   Average lending assets................................. $   15,690              $    15,456
                                                           ==========              ===========
   Total managed assets (2)............................... $   19,688              $    18,877
                                                           ==========              ===========
   Average managed assets (2)............................. $   19,071              $    17,516
                                                           ==========              ===========
   Funds employed (3)..................................... $   18,182              $    17,734
                                                           ==========              ===========
   Average funds employed (3)............................. $   17,420              $    16,978
                                                           ==========              ===========

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

     Leasing Services lending assets and investments increased by $128 million, or 3%, during the first nine months of 2001 due to new business volume of $1.8 billion, including the acquisition of a $400 million small ticket leasing portfolio which was offset by syndications, loan sales and payoffs during the period of nearly $1.2 billion and sales of receivables under an asset backed commercial paper facility. Lending assets and investments increased 10% during the year excluding the impact of the sales of receivables to the asset backed commercial paper facility. Year to date new business volume declined from the prior year by 10% due to stronger originations in operating lease transactions of our Capital Finance unit during the first quarter of 2000. Leasing Services investments in lending partnerships increased approximately $71 million due to increased fundings through the Capital Finance unit.

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

     The following table shows our total revenues for the nine months ended September 30, 2001 and 2000:

                                                                            Total Revenues
                                                                For the Nine Months Ended September 30,
                                                             ------------------------------------------
                                                              2001      Percent        2000     Percent
                                                           ----------   -------     ----------   ------
                                                                         (dollars in millions)
Domestic Commercial Finance Segment
     Corporate Finance...............................      $      389       27%       $    497     33%
     Leasing Services................................             356       24             292     19
     Real Estate Finance.............................             227       16             213     14
     Healthcare Finance..............................             147       10             122      8
     Small Business Finance..........................              93        6             108      7
     Other...........................................              33        2              54      4
                                                           ----------     -----     ----------   -----
Total Domestic Commercial Finance
     Segment.........................................           1,245       85           1,286     85
International Factoring and Asset
     Based Finance Segment...........................             215       15             227     15
                                                           ----------     -----     ----------   -----
   Total revenues....................................      $    1,460      100%     $    1,513    100%
                                                           ==========    ======     ==========   =====

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

Portfolio Quality

As of September 30, 2001, nonearning assets were $364 million or 2.2% of lending assets. The following tables present certain information with respect to the credit quality of our portfolio:

                                                                                 September 30,        December 31,
                                                                                 -------------        ------------
                                                                                      2001
                                                                                    Restated              2000
                                                                                      ----                ----
                                                                                        (dollars in millions)
Lending Assets and Investments:
   Receivables..................................................................    $   16,220       $   15,966
   Repossessed assets...........................................................            16               22
                                                                                    ----------       ----------
       Total lending assets.....................................................        16,236           15,988
   Equity and real estate investments...........................................           756              795
   Debt securities..............................................................           806              755
   Operating leases.............................................................           614              695
   Lending partnerships.........................................................           367              267
   Investments in international joint ventures..................................           221              216
                                                                                    ----------       ----------
       Total lending assets and investments.....................................    $   19,000       $   18,716
                                                                                    ==========       ==========

Nonearning Assets:
   Impaired receivables.........................................................    $      348       $      285
   Repossessed assets...........................................................            16               22
                                                                                    ----------       ----------
       Total nonearning assets..................................................    $      364       $      307
                                                                                    ==========       ==========
   Ratio of nonearning impaired receivables to receivables......................          2.1%             1.8%
                                                                                    ==========       ==========
   Ratio of total nonearning assets to total lending assets.....................          2.2%             1.9%
                                                                                    ==========       ==========
   Ratio of total nonearning assets to total managed lending assets.............          2.1%             1.8%
                                                                                    ==========       ==========

Allowances for Losses:
   Allowance for losses of receivables..........................................    $      451       $      342
                                                                                    ==========       ==========

Ratio of allowance for losses of receivables to:
   Receivables..................................................................          2.8%             2.1%
                                                                                    ==========       ==========
   Net writedowns (annualized)..................................................          3.1x             3.0x
                                                                                    ==========       ==========
   Nonearning impaired receivables..............................................          130%             120%
                                                                                    ==========       ==========
Delinquencies:
   Earning loans delinquent 60 days or more.....................................    $      342       $      267
                                                                                    ==========       ==========
   Ratio of earning loans delinquent 60 days or more to receivables.............          2.1%             1.7%
                                                                                    ==========       ==========

                                                                                         For The Nine Months
                                                                                         Ended September 30,
                                                                                    ---------------------------
                                                                                       2001             2000
                                                                                       ----             ----
Net writedowns of lending assets:                                                         (dollars in millions)
   Total net writedowns.........................................................    $      111      $        78
                                                                                    ==========      ===========
   Ratio of net writedowns to average lending assets (annualized)...............         0.95%            0.68%
                                                                                    ==========      ===========
   Ratio of net writedowns to average managed lending
     assets (annualized)........................................................         0.87%            0.67%
                                                                                    ==========      ===========

Nonearning Assets. Our nonearning assets were $364 million or 2.2% of lending assets and 2.1% of total managed lending assets at September 30, 2001 as compared with $307 million or 1.9% of lending assets and 1.8% of total managed lending assets at December 31, 2000. Included in nonearning assets are repossessed assets of $16 million at September 30, 2001 and $22 million at December 31, 2000.

Allowance for Losses. The allowance for losses of receivables totaled $451 million representing 2.8% of receivables at September 30, 2001. The Company considers this level of allowance for loan losses to be adequate to cover losses inherent in our loan portfolio at September 30, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

The following table presents information regarding our capital structure:

                                                                                September 30,       December 31,
                                                                                    2001                2000
                                                                                    ----                ----
                                                                                          (in millions)

   Commercial paper and short-term borrowings...................................      $4,655         $   5,127
   Notes and debentures.........................................................      11,487            10,525
                                                                                  ----------         ---------
      Total senior debt.........................................................      16,142            15,652
   Company Obligated Mandatory Redeemable Preferred Security
      of a Subsidiary Trust.....................................................         175                --
   Minority interest............................................................          13                12
   Stockholders' equity Restated................................................       2,535             2,575
                                                                                  ----------         ---------
      Total capitalization......................................................  $   18,865        $   18,239
                                                                                  ==========        ==========

   Leverage (net of short-term investments).....................................        5.8x              5.9x
   Commercial paper and short-term borrowings to total senior debt..............         29%               33%

During the first nine months of 2001, our major funding requirements included:
o approximately $4.9 billion of longer-term loans, leases and investments funded;
o  the retirement of approximately $2.3 billion of senior notes;
o  the decrease in short-term debt of $500 million;
o  common and preferred dividends of $48 million; and
o  the redemption of Cumulative Perpetual Senior Preferred Stock,
   Series A of $125 million.

Our major sources of funding these requirements included:
o  cash flows from operations of $393 million;
o loan repayments and proceeds from the sale of investments and equipment on lease of approximately $1.5 billion;
o  the syndication, securitization or sale of approximately
   $1.5 billion of loans;
o  the issuance of Company Obligated Mandatory Redeemable Preferred
   Securities of $175 million;
o  the issuance of $3.0 billion of senior debt; and
o a net decrease in short-term loans and advances to factoring clients of $1.2 billion.

     Our ratio of commercial paper and short-term borrowings to total debt was 29% at September 30, 2001 and 33% at December 31, 2000. The lower ratio at September 30, 2001 compared to the prior year-end is primarily a result of our decision to fund maturing commercial paper obligations through the issuance of term debt due to the volatility of the commercial paper market. Leverage (based on debt net of short-term investments) was 5.8x at September 30, 2001 down from 5.9x at December 31, 2000. The decrease in leverage was due to the impact of the issuance of the MEDS Units. Our leverage and the level of commercial paper and short-term borrowings continued to remain within targeted ranges.

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

SUBSEQUENT EVENTS

Declaration of Dividends --

                                                            Dividend
Stock                                   Declaration Date    per Share     Record Date          Payable Date
-----                                  -----------------    ---------     -----------          ------------


Fixed Rate Noncumulative Perpetual
Senior Preferred Stock, Series C        Oct. 18, 2001       $1.67175      Nov. 1, 2001         Nov. 15, 2001

Fixed Rate Noncumulative Perpetual
Senior Preferred Stock, Series D        Oct. 18, 2001       $1.7375       Nov. 1, 2001         Nov. 15, 2001

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

Statement of Financial Accounting Standards No. 141

     The FASB has issued Statement 141, Business Combinations, ("SFAS No. 141") which applies to all business combinations initiated after June 30, 2001. The statement also applies to all business combinations accounted for under the purchase method of accounting for which the date of acquisition is July 1, 2001 or later. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited.

Statement of Financial Accounting Standards No. 142

     The FASB has issued Statement 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), which changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded from prior business combinations, will cease. This statement is effective for fiscal years beginning after December 15, 2001. The adoption of this statement will eliminate amortization of goodwill which will have an approximate $18 million after-tax positive impact on annual earnings.

Statement of Financial Accounting Standards No. 143

     The FASB issued Statement 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"), in June 2001. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for fiscal years beginning after June 15, 2002 and is not expected to have a significant impact on the Company.

Statement of Financial Accounting Standards No. 144

         In August 2001, the FASB issued Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). The Statement supercedes Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of and APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. SFAS No. 144 retains the requirements of Statement 121 relating to recognition and measurement of an impairment loss and resolves certain implementation issues resulting from Statement 121. This Statement is effective for fiscal years beginning after December 15, 2001. We are currently assessing the impact of this statement on the Company.

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

October 18, 2001           5, 7             A  report  filing  a  press  release
                                            announcing  the  declaration  of
                                            dividends on the Company's preferred
                                            stocks.

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