Form 10-K
period 2001-12-31
HELLER FINANCIAL INC
filed 2002-08-02
CIK 46738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)
  [X]        ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2001
                                       OR
  [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 1-6157

                             Heller Financial, Inc.
             (Exact name of registrant as specified in its charter)

            Delaware                                     36-1208070
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

500 West Monroe Street, Chicago, Illinois                   60661
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (312) 441-7000

                    Securities registered pursuant to Section
                     12(b) of the Act at December 31, 2001:

          Title of Each Class        Name of Exchange on which Registered
       -------------------------     ------------------------------------
      Mandatory Enhanced Dividend         New York Stock Exchange, Inc.
          Securities (MEDS)

     Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   |X|  No.
                                          ----    ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     At August 2, 2002, 100 shares of Class A Common Stock, which constitutes all of the outstanding common equity, with a par value of $0.25 were outstanding.

     Aggregate   market  value  of  the   outstanding   common  equity  held  by
nonaffiliates of the registrant at August 2, 2002: $0.00.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I (1)(a) AND
(b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.



                                TABLE OF CONTENTS


     Item No.                                       Name of Item                                   Page
Part I
   Item 1.         Business......................................................................     3
   Item 2.         Properties....................................................................    10
   Item 3.         Legal Proceedings.............................................................    10
   Item 4.         Submission of Matters to a Vote of Security Holders...........................    10

Part II
   Item 5.         Market for Registrant's Common Equity and Related
                      Stockholder Matters........................................................    11
   Item 6.         Selected Financial Data.......................................................    11
   Item 7.         Management's Discussion and Analysis of Financial Conditions and
                      Results of Operations......................................................    13
   Item 7A.        Quantitative and Qualitative Disclosures about Market Risk....................    25
   Item 8.         Financial Statements and Supplementary Data...................................    26
   Item 9.         Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure........................................    67

Part III
   Item 10.        Directors and Executive Officers of the Registrant............................    67
   Item 11.        Executive Compensation........................................................    67
   Item 12.        Security Ownership of Certain Beneficial Owners and Management................    67
   Item 13.        Certain Relationships and Related Transactions................................    67

Part IV
   Item 14.        Exhibits, Financial Statements Schedules and Reports on Form 8-K..............    68


                                   PART I
ITEM 1. BUSINESS

     The following discussion contains certain forward-looking statements as defined in the Securities Exchange Act of 1934 which are generally identified by the words anticipates, believes, estimates, expects, plans, intends and other similar expressions. Those statements represent the Company's current expectations regarding its future growth, results and performance. These forward-looking statements are subject to certain risks, uncertainties and contingencies, which could cause the Company's actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Special Note Regarding Forward-Looking Statements.

General

     Heller Financial, Inc. (including its consolidated subsidiaries, Heller or the Company, which may be referred to as we, us or our) is a worldwide commercial finance company providing a broad range of financing solutions to middle-market and small business clients.

     On October 24, 2001, over 90% of Heller's issued and outstanding Class A and Class B Common Stock was acquired by Hawk Acquisition Corp. ("Hawk"), a direct wholly owned subsidiary of General Electric Capital Corporation ("GE Capital") pursuant to a tender offer (the "Heller Share Acquisition"). On October 25, 2001, Hawk was merged with and into Heller, with Heller continuing as the surviving corporation and a wholly owned subsidiary of GE Capital (the "GE Capital Merger"). See Note 2 - GE Capital Merger - to the consolidated financial statements. GE Capital acquired Heller's common stock at $53.75 per share for approximately $5.3 billion in cash. GE Capital is a wholly-owned subsidiary of General Electric Capital Services, Inc., the common stock of which is in turn wholly-owned directly or indirectly by General Electric Company. At December 31, 2001, 100% of Heller's outstanding common stock is owned by one entity, GE Capital. This allows Heller to file its December 31, 2001 Form 10-K under the reduced disclosure format set forth in the General Instructions I
(1)(a) and (b) of Form 10-K. The reduced disclosure format allows for the omission of certain items in the Form 10-K and for the reduction of information required by other items.

     Effective January 1, 2002, Heller's businesses were combined with various GE Capital business groups. All business originated subsequent to January 1, 2002, has been originated under GE Capital's name in the GE Capital business groups. Therefore, Heller has experienced reductions in its receivable balances as its business runs-off. Future receivables originated by Heller will be recorded in the GE Capital business groups. As Heller's debt runs-off, it will be funded through GE Capital. This will result in a reduction of Heller's debt with outside parties and an increase in notes payable to GE Capital. Various Heller business processes have been consolidated with GE Capital, resulting in a reduction in the workforce at Heller. As work previously performed by Heller employees is absorbed by GE Capital, GE Capital will charge Heller an assessment for such work. This assessment will be part of Heller's operating expenses.

     The following is a summary of Heller's business segments as of December 31, 2001:

     Primary Business Segments

     We deliver our products and services principally through two business segments:

     o    Domestic Commercial Finance; and
     o    International Factoring and Asset Based Finance.

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

(4) Healthcare Finance, providing asset-based, collateralized cash flow and secured real estate financing to healthcare service providers with a primary focus on long-term care, hospitals and physician practices; and

(5) Small Business Finance, which provides financing to small businesses, primarily through two programs of the Small Business Association (SBA). In February 2001 we made a strategic decision to discontinue originations of new business in this business unit. See Item 1. Business--Small Business Finance and Note 16--Small Business Finance Charge--of our Consolidated Financial Statements for more information.

     Although the Domestic Commercial Finance segment business units operate primarily in the United States, they also have operations in certain other countries, including Canada and the United Kingdom, in order to provide complementary financing products to clients in additional markets.

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

Domestic Commercial Finance Segment

      Corporate Finance

     Corporate  Finance  is  a  leading  provider  of  financing   solutions  to
middle-market   oriented  equity  sponsors,   intermediaries   and  enterprises.
Corporate Finance offers:

     o    cash flow lending;
     o    asset based lending; and
     o on a more limited basis, junior secured, mezzanine and modest-sized equity investments.

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

     Corporate Finance has offices in eleven cities in the U.S., plus Toronto and London. We also have specialized industry teams focused on Energy and Project Finance, Mature-Stage Technology, Media, Mezzanine Finance and Debtor-in-Possession and Post-Bankruptcy Finance.

     Corporate Finance has an established syndication capability. This enables us to commit to larger transactions, while still managing the ultimate size of our retained position, and to generate additional income.

     Real Estate Finance

     Real Estate Finance provides secured financing to owners, investors and developers for the acquisition, refinancing and renovation of commercial income producing properties in a wide range of property types and geographic areas. Real Estate Finance serves these markets by offering tailored senior secured debt and junior participating debt structures. Real Estate Finance also opportunistically purchases interests in syndicated debt and selected commercial mortgage-backed bonds. During the third quarter of 2001, Real Estate Finance acquired a golf course lending portfolio of nearly $200 million. Real Estate Finance is a leading provider of capital to the U.S. vacation ownership industry, providing timeshare resort developers with full life-cycle financing secured by time share receivables and unsold real estate inventory. Real Estate Finance also periodically invests in affordable housing transactions. These transactions provide tax credits which benefit our consolidated results by lowering our income tax provision. Real Estate Finance is also a leading provider of secured financing to owners of golf course properties.

Our  transactions are secured by a variety of property types including:

o    offices;
o    apartments;
o    vacation ownership units;
o    industrial properties;
o    retail properties;
o    hotels;
o    golf course properties;
o    senior housing;
o    manufactured housing communities;
o    affordable housing properties; and
o    self storage facilities.

     Real Estate Finance has eight offices throughout the United States as well as an office in Toronto. Real Estate Finance generates new business through our relationships with real estate brokers and through direct calling on prospective borrowers. Real Estate Finance markets our products through the use of trade advertising, direct marketing, newsletters and trade show attendance and sponsorship.

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

     Commercial Equipment Finance. Commercial Equipment Finance has broad, national and international access to the equipment finance marketplace through 15 domestic offices. We provide general equipment term loan and lease financings directly to a diverse group of middle market companies. They use the financings for:

o    expansions;
o    acquisitions;
o    turnkey land, building and equipment financing;
o    remodeling;
o    refinancing;
o    replacement or modernization of equipment; and
o    refinancing of existing equipment obligations

     In addition to direct origination, we generate business through traditional broker and other intermediary channels. Through our broad market access, we also generate new business referrals for other business units of the Company, particularly Corporate Finance.

     Capital Finance. Capital Finance provides structured, secured financing and equipment leasing for transactions in the United States and overseas. Capital Finance is comprised of the following three divisions:

o    Aircraft Finance
o    Entertainment Media and Technology Finance, and
o    Venture Finance

     Our Aircraft Finance Division, a niche competitor in the commercial aircraft and aircraft engine finance industries, provides financing through operating leases and senior and junior secured loans, on both new and used equipment. Our clients are typically mid-tier foreign or domestic airlines.

     Our Entertainment Media and Technology Division provides innovative and highly structured leasing alternatives to emerging and converging media, entertainment, technology and other selected companies.

     Our Venture Finance Division offers leasing products to target emerging growth companies in the information technology, technology and biotech fields that:

o are currently backed by well-regarded venture capitalists or professional investors;

o    have  a  high   growth   potential   based  on  both   target   market  and
     product/service offering; and

o    have a complete and experienced management team.

     Leasing Services distributes a portion of its assets through securitizations and syndications. Through these capital markets capabilities, we are able to provide broader market coverage and better service to clients, while managing borrower and industry concentrations. During 2001, Leasing Services securitized over $400 million of its assets, generating a gain of approximately $8 million.

     Healthcare Finance

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

     Small Business Finance

     In February 2001, we announced a strategic decision to discontinue the origination of SBA loans through our Small Business Finance unit. Increased competition from banks focused on capturing small business customers by cross-selling a range of financial products, such as cash management and depository banking services in addition to SBA loans, have made the pricing and returns on this product less attractive. Our decision to stop the origination of new business in this market permitted us to re-deploy capital and other resources to our other businesses where we see better growth prospects. Despite ceasing origination in Small Business Finance, we funded existing commitments and we continue to service the Small Business Finance portfolio in accordance with our customary business practices. We recorded a one time non-operating pre-tax charge of approximately $12 million for severance and leasehold related costs in the first quarter of 2001 as a result of this decision.

     International Factoring and Asset Based Finance Segment

     International Group, the Heller subsidiary that manages the International Factoring and Asset Based Financing Segment, is active in the following product areas:

     o    working capital finance;
     o    factoring and receivables management services;
     o    asset based financing;
     o    acquisition financing;
     o    leasing and vendor financing; and
     o    trade financing.

     International Group has a significant presence in factoring and asset based financing, primarily in Europe. We have had subsidiaries and joint ventures in many international markets for more than 30 years. International Group currently consists of five consolidated subsidiaries and seven joint ventures. These subsidiaries and joint ventures operate in 17 countries in Europe, Asia/Pacific and Latin America. International Group has also provided the platforms within various foreign markets from which our Global Vendor Finance operation has begun to expand its reach into foreign markets.

     The largest of our consolidated subsidiaries is Factofrance, which is the leading factoring company in France. Factofrance's traditional clients are small to mid-sized, high-growth companies that utilize factoring to finance their working capital needs. Factofrance offers a full range of both domestic and international factoring services, including financing, credit insurance and management and collection of accounts receivables.

     During 2001 Factofrance sold its remaining interest in one joint venture and recognized a gain from the sale of $8 million. This is consistent with a trend in the last three years of Factofrance reducing its ownership position in non-consolidated joint ventures. This shift is consistent with Factofrance's strategy of originating a greater degree of volume on a direct origination basis. As of December 31, 2001, Factofrance had a 34% interest in one remaining joint venture.

     In addition to its Paris headquarters, Factofrance has nine regional sales offices, which market its services and cover local networks of business referral sources from brokers or banks.

     Heller has direct investments in seven joint ventures. The largest of our joint ventures is NMB-Heller Holding N.V., which operates in eight countries, primarily Holland, the United Kingdom and Germany. NMB-Heller Holding N.V. principally provides secured cash flow and asset based lending and factoring services, structured to meet local area financing needs and opportunities. NMB-Heller Holding N.V. generates business through local shareholder referral programs, financial intermediaries and through direct solicitation. NMB-Heller Holding N.V. accounted for 69% of our investment in international joint ventures at December 31, 2001. Our investment in NMB-Heller Holding N.V. totaled $155 million and $148 million at December 31, 2001 and 2000, respectively. NMB-Heller Holding N.V. had total receivables of $3.5 billion and $3.4 billion at December 31, 2001 and 2000, respectively, and revenues of $240 million and $227 million for the years then ended. The Holland based subsidiary of NMB-Heller Holding N.V. accounted for 57% of these receivables and 54% of these revenues for 2001.

     Each of our subsidiaries and joint ventures operates independently, with its own methods of originating business. The majority of our international joint ventures are self-financed. We manage our international investments through offices located in London and Chicago. Each subsidiary and joint venture has its own credit philosophy, risk management policies and procedures and portfolio management processes. We monitor our subsidiaries and joint ventures through participation on their boards of directors, credit committees and other executive and administrative bodies.

Competition

     Heller's markets are highly fragmented and extremely competitive. They are characterized by competitive factors that vary by product and geographic region. Our competitors include:

     o    other commercial finance companies;
     o    national and regional banks and thrift institutions;
     o    investment banks;
     o    leasing companies;
     o    investment companies; and
     o    manufacturers and vendors.

     Competition is increasingly being impacted by a slow-down in the economies in countries in which the Company participates. Competition is also being impacted by industry consolidation, increased emphasis on liquidity and widening credit spreads, with greater dispersion of credit spreads for lower rated credits.

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

Regulation

      Bank Holding Company Act

     Through October 24, 2001 we were subject to the Bank Holding Company Act of 1956 due to the status of our majority owners. As a result of its ownership position, we were subject to the Bank Holding Company Act and were subject to examination by the Federal Reserve until the Heller Share Acquisition on October 24, 2001.

     In general, the Bank Holding Company Act limits the activities in which we could engage to those the Federal Reserve has generally determined to be "so closely related to banking . . . as to be a proper incident thereto." The Bank Holding Company Act generally requires the approval of the Federal Reserve before we could engage in such activities. Our business activities through October 24, 2001 either constituted permitted activities or had received the Federal Reserve's express approval.

      Japanese Banking Law

     Through October 24, 2001, we were subject to the Japanese Banking Law. The Banking Law limits the type of subsidiaries and affiliates in which a Japanese bank may invest to those that conduct "eligible businesses." Eligible businesses generally include banks, securities firms, insurance companies, administrative businesses and financial companies. Non-eligible business investments are permitted if acquired as collateral, although disposition of such businesses is required within one year as a general rule. Establishment of any subsidiary requires the prior approval of the Financial Services Agency, an agency of the Cabinet Office. A subsidiary is defined as a corporation in which there is ownership of more than 50% of the voting shares. As a result of the Heller Share Acquisition, we are no longer subject to the Japanese Banking Law.

      Other

     Our operations are subject, in certain instances, to supervision and regulation by state and federal governmental authorities. They may also be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things:

     o    regulate credit granting activities;
     o    establish maximum interest rates, finance charges and other charges;
     o    require disclosures to customers;
     o    restrict foreign ownership or investment;
     o    govern secured transactions; and
     o    set  collection,   foreclosure,   repossession   and  claims  handling
          procedures and other trade practices.

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

Business and Economic Conditions

     Heller's businesses are generally affected by general business and economic conditions in countries in which Heller operates. When overall economic conditions deteriorate in those countries, there generally are adverse effects on our operations, although those effects are dynamic and complex. For example, a downturn in employment or economic growth in a particular national or regional economy will generally increase the pressure on customers, which generally will result in deterioration of repayment patterns and a reduction in the value of collateral. However, in such a downturn, demand for loans and other products and services offered by Heller may actually increase. Interest rates, another macro-economic factor, are important to our businesses. In the lending and leasing businesses, higher real interest rates increased our cost to borrow funds, but also may provide higher levels of return on new investments.


ITEM 2.   PROPERTIES

     We lease office space for our corporate headquarters at 500 West Monroe Street, Chicago, Illinois 60661. We lease other offices throughout the United States, Canada, Europe, Asia/Pacific and Latin America. For information concerning our lease obligations, see Note 10-- Rental Commitments-- to the Consolidated Financial Statements.


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

                            Omitted

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On October 24, 2001 over 90% of Heller's issued and outstanding Class A and Class B Common Stock was acquired by GE Capital. GE Capital acquired Heller's common stock at $53.75 per share for approximately $5.3 billion in cash. See
Note 2 - GE Capital Merger - to the consolidated financial statements. Given that the common stock of the Company is owned entirely by GE Capital, there is no trading market in such stock.

ITEM 6.   SELECTED FINANCIAL DATA

     The data presented below should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements, and the notes thereto, appearing elsewhere in this Form 10-K.

                                                                            Year Ended December 31,
                                                              2001(1)(2)  2000(2)(4)   1999(2)(3)     1998(4)     1997
                                                              ----------  ----------   ----------    --------    ------
                                                                 (4)                     (4)
                                                                 ---                     ---
                                                                                 (in millions)
Results of Operations:
Operating revenues..........................................    $ 1,020      $  1,038   $     952    $    783    $  754
Operating expenses..........................................        456           459         456         399       357
Net (loss) income before accounting change..................         (3)          290         284         193       158
Cumulative effect of accounting change......................         (4)           --          --          --        --
Net (loss) income...........................................         (7)          290         284         193       158

                                                                                  December 31,
                                                              2001(1)(2)  2000(2)(4)   1999(2)(3)     1998(4)     1997
                                                              ----------  ----------   ----------    --------    ------
                                                                  (4)                     (4)
                                                                  ----                    ---
                                                                                 (in millions)
Balance Sheet Data:
Total assets................................................   $  19,818  $   20,061   $   17,973    $ 14,366  $ 12,861
Total debt..................................................      11,605      15,768       13,832      10,449     9,436
Total stockholder's equity..................................       2,262       2,575        2,347       1,962     1,678

                                                                  As of, or For the Year Ended, December 31,
                                                                  ------------------------------------------
                                                               2001 (1)   2000(2)(4)   1999(2)(3)     1998(4)      1997
                                                               --------   ----------   ----------     -------    ------
                                                                                           (4)
Selected Data and Ratios:
Profitability
Return on average common stockholder's equity(5)............       (1.4)%      12.7%        14.9%       12.4%     10.5%
Return on average common stockholder's equity, net of merger expenses, Small Business Finance charges, and cumulative
   effect of accounting change in 2001(1) and net of HCS gain
   in 1999(5)..............................................         8.2        12.7         12.1        12.4      10.5
Ratio of earnings to combined fixed charges and preferred
   stock dividends(6) .....................................        0.91x        1.37x        1.53x       1.39x     1.39x

Credit Quality
Ratio of earning loans delinquent 60 days or more to receivables
                                                                     2.2%       1.7%         1.5%        1.6%      1.4%
Ratio of net writedowns to average lending assets...........         1.2        0.7          0.7         0.7       1.5
Ratio of total nonearning assets to total lending assets....         2.7        1.9          1.5         1.8       1.4

(1) The financial data presented for 2001 reflects the following one time charges (pre-tax): a $304 million charge for expenses incurred in connection with the GE Capital merger, a $12 million charge for the discontinuation of Small Business Finance loans, and a $6 million charge for the cumulative effect of accounting change.

(2) The financial data presented for 2001, 2000 and 1999 reflects our purchase of HealthCare Financial Partners, Inc. (HCFP) in July 1999. As a result of this purchase, we consolidated the acquired assets as of the date of acquisition. Goodwill related to the acquisition totaled approximately $235 million. The consolidation of HCFP resulted in an increase of approximately $535 million in total lending assets and investments and 134 additional employees as of the date of acquisition. This acquisition had a favorable impact on our 1999 net income.

(3) On December 1, 1999, we sold the net assets of our Commercial Services unit. The sale consisted of $911 million of factored accounts receivable and the assumption of $577 million of liabilities due to factoring clients. We recognized an after-tax net gain on the transaction of $48 million.

(4) The financial data presented for 2001, 2000, 1999 and 1998 reflects our purchase of the domestic technology leasing assets of the Dealer Products Group and the stock of the Dealer Products Group's international subsidiaries in November 1998. As a result of this purchase, we consolidated the acquired assets and international subsidiaries of the Dealer Products Group as of the date of acquisition. Goodwill related to this acquisition totaled $190 million. The consolidation of the Dealer Products Group assets and subsidiaries resulted in an increase of approximately $625 million in total assets and approximately 400 additional employees as of December 31, 1998 as compared to December 31, 1997.

(5) Return on average common stockholder's equity is computed as net income less preferred stock dividends paid, divided by average total stockholder's equity net of preferred stock.

(6) The ratio of earnings to combined fixed charges and preferred stock dividends is calculated by dividing (i) income before income taxes, minority interest and fixed charges by (ii) fixed charges plus preferred stock dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Selected Financial Data and Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this Form 10-K. The following discussion and analysis speaks as of December 31, 2001, except as otherwise noted, and contains certain forward-looking statements, as defined in the Securities Exchange Act of 1934, which are generally identified by the words anticipates, believes, estimates, expects, plans, intends and other similar expressions. These statements are subject to certain risks, uncertainties and contingencies, which could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. See Cautionary Note Regarding Forward-Looking Statements below.

General

     We are in the commercial finance business, providing primarily collateralized financing and leasing products and related services to mid-sized and small businesses in the United States and selected international markets. We classify the sources of our operating revenues in two broad categories:

o    net interest income; and

o    non-interest income.

     Net interest income represents the total interest income we earn, principally through our financing and leasing activities, less the total interest expense we pay on our interest bearing liabilities, which largely relate to the funding of these financing and leasing activities.

Non-interest income consists of:

o    factoring commissions;
o    income from investments in international joint ventures;
o    investment and asset sale income; and
o    fees income and other.

Fees include:

o    loan servicing income;
o    late fees;
o    structuring fees;
o    residual rental income;
o    syndication fees;
o    prepayment fees; and
o    early termination fees.

Other income includes:

o    real estate participation income;
o    our share of income from fund investments;
o gains from sales, syndications and securitizations of lending assets and investments; and
o    equipment residual gains.

     Our primary expenses, other than interest expense, are operating expenses, including employee compensation and general and administrative expenses, and provision for credit losses.

     Our results of operations may vary significantly from quarter to quarter based upon the timing of certain events, such as securitizations and net investment gains. See Note 23--Summary of Quarterly Financial Information-- of our Consolidated Financial Statements.


Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Results of Operations

Overview. For the year ended December 31, 2001:

o Net loss totaled $7 million including the effect of one-time charges of the following: $198 million in after-tax expenses incurred in connection with the GE Capital Merger, an $8 million after-tax charge for the discontinuation of the origination of SBA loans through our Small Business Finance unit, and a net after-tax charge for the cumulative effect of an accounting change of $4 million.

o Net income was down 102% from the prior year due to the Company's one-time charges noted above and also due to a 101% increase from the prior year in provision for losses which was partially off-set by income tax benefits totaling $45 million.

o New business volume totaled $5.6 billion and was strongest in Corporate Finance, Real Estate Finance, Leasing Services and Healthcare Finance. New business volume was off-set by over $5 billion in payoffs, utilization, syndications, and other run-off. This resulted in growth in lending assets and investments to $18.8 billion as of December 31, 2001 from $18.7 billion at December 31, 2000.

o Our factoring volume totaled $12.8 billion in 2001, a modest decrease of 2.4% from the prior year. The decrease was primarily due to the depreciation of the Euro. In local currency, Factofrance's factoring volume was consistent with their 2000 volume.

o Nonearning assets were 2.7% of total lending assets in 2001, as compared with 1.9% of total lending assets in 2000. Net writedowns as a percentage of average lending assets were 1.2% for the year, an increase from the prior year's percentage of 0.70%. The increase from prior year was driven by a general downturn in the U.S. economy during 2001. Particularly impacted was cash flow financings of our Corporate Finance unit.

Operating Revenues. The following table shows our operating revenues and the percentage of operating revenues to average funds employed (AFE) for the years ended December 31, 2001 and 2000:

                                                          For the Year Ended December 31,
                                                          -------------------------------
                                                             2001                 2000
                                                             ----                 ----
                                                                 Percent              Percent
                                                       Amount    of AFE     Amount    of AFE
                                                      --------   -------     -------  -------
                                                             (dollars in millions)
     Net interest income ..........................     $ 638       3.6%     $  629      3.7%
     Non-interest income:
         Fees and other income.....................       277       1.6         298      1.8
         Factoring commissions.....................        69       0.4          73      0.4
         Income of international joint ventures....        36       0.2          38      0.2
                                                      --------   -------     -------  -------
              Total operating revenues.............     $1,020      5.8%     $ 1,038     6.1%
                                                      ========   =======     =======  =======

     Net Interest Income. The following table shows our net interest income for the years ended December 31, 2001 and 2000:

                                                         For the Year
                                                             Ended
                                                         December 31,      Increase/(Decrease)
                                                       ----------------     -----------------
                                                        2001       2000     Amount    Percent
                                                       ------     ------    ------    -------
                                                           (dollars in millions)
     Interest income...............................    $1,488    $ 1,628   $ (140)      (8.6)%
     Interest expense..............................       850        999     (149)     (14.9)
                                                        -----     ------    ------
         Net interest income.......................    $  638    $   629   $   9         1.4
                                                        =====    =======    ======
         Net interest income as a
              percentage of AFE....................       3.6%      3.7%

     Net interest income totaled $638 million for the year ended December 31, 2001, an increase of $9 million, or 1.4%, from the prior year period. This slight increase in net interest income is driven by the modest growth in average lending assets and investments.

     Average funds employed totaled $17.5 billion for 2001, up 3% from $17.0 billion in 2000, due to new business lending volume of $5.6 billion which was partially off-set by payoffs, utilization, syndications, and other run-off.

     Net interest income as a percentage of AFE is 3.6% at December 31, 2001, down slightly from 3.7% at December 31, 2000. The decrease reflects the impact of tighter funding spreads in 2001.

Interest rates we charge vary depending on:

     o    risks and maturities of loans;
     o    competition;
     o    our current costs of borrowing;
     o    state usury laws; and
     o    other governmental regulations.

     Our portfolio of receivables earns interest at both variable and fixed rates. The variable rates float in accordance with various agreed upon reference rates, including LIBOR, the Prime Rate and corporate based lending rates.

     Throughout 2001 and 2000 we used interest rate swaps as a tool for financial risk management. They enable us to match more closely the interest rate and maturity characteristics of our assets and liabilities. As such, we used interest rate swaps to:

     o change the characteristics of fixed rate debt to that of variable rate liabilities;
     o alter the characteristics of specific fixed rate asset pools to more closely match the interest terms of the underlying financing; and
     o modify the variable rate basis of a liability to more closely match the variable rate basis used for variable rate receivables.

     The following table shows a comparative analysis of the year-end principal outstanding (gross of the unamortized discount of $8 million in 2001 and 2000 and excluding mark to market adjustments from hedge accounting treatment of $275 million in 2001) and weighted average interest rates we paid on our debt as of December 31, 2001 and 2000, respectively, before and after giving effect to interest rate swaps:

                                                           For the Year Ended December 31,
                                                           2001                        2000
                                                           ----                        ----
                                                Year-end  Before    After   Year-end   Before   After
                                                 Balance  swaps     swaps   balance    Swaps    swaps
                                                 -------  ------    -----   --------   ------   -----
                                                                (dollars in millions)
   Commercial paper--domestic and foreign......  $   215   3.59%    3.59%   $  4,138     6.28%   6.28%
   Fixed rate debt............................     7,376   6.84     6.66       6,320     6.92    6.96
   Variable rate debt.........................     3,014   2.49     2.57       4,345     6.92    6.90
                                                --------                    --------
       Total..................................  $ 10,605   5.54     5.44    $ 14,803     6.74    6.75
                                                ========                    ========

Non-Interest Income. Our non-interest income is composed of:

     o    factoring commissions;
     o    income of international joint ventures;
     o    investment and asset sale income; and
     o    fees and other income.

     The following table shows our non-interest income for the years ended December 31, 2001 and 2000:

                                                          For the
                                                        Year Ended
                                                       December 31,      Increase/(Decrease)
                                                     -----------------   -------------------
                                                       2001      2000     Amount   Percent
                                                     -------    ------   -------   -------
                                                            (dollars in millions)
     Factoring commissions.......................    $    69    $   73    $   (4)    (5.5)%
     Income of international joint ventures......         36        38        (2)    (5.3)
     Fees and other income:
         Investment and asset sale income........        148       201       (53)   (26.4)
         Fee income and other....................        129        97        32     33.0
                                                     -------    ------   --------
              Total fees and other income........    $   277    $  298    $  (21)    (7.0)
                                                     -------    ------   --------
                  Total non-interest income......    $   382    $  409    $  (27)    (6.6)
                                                     =======    ======   ========
     Non-interest income as a percentage of AFE..        2.2%     2.4%

     Factoring commissions decreased $4 million, or 5.5%, in 2001 versus 2000. The decrease is primarily due to a decline in commission rates at Factofrance along with movements in foreign exchange rate as the factoring volume for Factofrance during 2001 was consistent with their 2000 volume, at FRF 82 billion.

     Income of international joint ventures represents our share of the annual earnings or losses of joint ventures. The $2 million decrease in income from international joint ventures in 2001 versus 2000 was due primarily from a reduction in income from NMB-Heller Holding N.V.

     Fees and other income totaled $277 million for 2001, a decrease of 7% from the prior year due to a decrease in investment and asset sale income, partially offset by an increase in fee income and other. Investment and asset sale income decreased $53 million, or 26%, as increased gains from asset sales were offset by significantly lower investment income from our equity investments in limited partnership funds. In addition, the year ended December 31, 2000 included a net gain from the sale of one international investment and the liquidation of another. Investment and asset sale income is somewhat dependent on the equity, real estate and capital markets and is therefore subject to volatility.

     Fee income and other increased $32 million, or 33%, compared to 2000. This increase is primarily due to increased lending partnership income and leasing renewal income and the impact of hedging activities.

     Operating Expenses. The following table shows our operating expenses for the years ended December 31, 2001 and 2000:

                                                         For the
                                                        Year Ended
                                                       December 31,      Increase/(Decrease)
                                                     -----------------   -------------------
                                                       2001      2000     Amount   Percent
                                                     -------    ------   -------   -------
                                                            (dollars in millions)
    Salaries and other compensation................  $   234    $  236   $   (2)     (0.8)%
    General and administrative expenses............      198       199       (1)     (0.5)
    Goodwill and non-compete amortization..........       24        24        --      --
                                                      ------    ------   -------
          Total....................................  $   456    $  459   $   (3)     (0.7)%
                                                      ======    =======  =======
    Operating expenses as a percentage of average
       managed assets .............................      2.4%      2.6%
    Ratio of operating expenses to operating
       revenues....................................     44.7%     44.2%
    Ratio of operating expenses, excluding goodwill
       and non-compete amortization, as a
       percentage of operating
       revenues....................................     42.4%     41.9%

     Operating expenses decreased by $3 million, or 1%, in 2001 as compared to 2000.

     Allowance for Losses. The following table shows the changes in our allowance for losses of receivables, including our provision for losses of receivables for the years ended December 31, 2001 and 2000:

                                                          For the
                                                        Year Ended
                                                       December 31,      Increase/(Decrease)
                                                     -----------------   -------------------
                                                       2001      2000     Amount    Percent
                                                     -------    ------   -------    -------
                                                               (dollars in millions)
     Balance at the beginning of the year..........    $ 342    $  316     $  26        8.2%
         Provision for losses......................      297       148       149      100.7
         Writedowns................................     (225)     (140)      (85)      60.7
         Recoveries................................       31        25         6       24.0
         Transfers and other.......................       (3)       (7)        4      (57.1)
                                                      ------    ------    ------
     Balance at the end of the year................    $ 442    $  342    $  100       29.2
                                                       =====    ======    ======

     We systematically evaluate the appropriateness of the allowance for losses of receivables and adjust the allowance to reflect any necessary changes in the credit quality and inherent risks and losses of our portfolio. See Note 1--Summary of Significant Accounting Policies-- to our Consolidated Financial Statements for more information on our process for evaluating the adequacy of our allowance for losses of receivables.

     The provision for losses was higher in 2001 than 2000 due to a down-turn in the economy during 2001 which negatively impacted our portfolio, primarily in Leasing Services, Small Business Finance, and Corporate Finance.

     Gross writedowns totaled $225 million for 2001 versus $140 million for 2000, while gross recoveries totaled $31 million in 2001 versus $25 million for 2000. The increase in gross writedowns during 2001 primarily relates to cash flow financings of our Corporate Finance unit and was driven by a general downturn in the U.S. economy.

     The ratio of our allowance for losses of receivables to receivables was 2.8% as of December 31, 2001, representing an increase from 2.1% as of December 31, 2000. The Company considers this level of allowance for loan losses adequate to cover losses inherent in our loan portfolio at December 31, 2001.

     Nonearning Assets. We classify receivables as nonearning when we have significant doubt about the ability of the debtor to meet contractual terms. This may be evidenced by (1) loan delinquency, (2) reduction of cash flows, (3) deterioration in the loan to value relationship and (4) other relevant considerations. The table below shows nonearning assets by business segment in 2001, 2000 and 1999:

                                                           For the Year Ended December 31,
                                                       2001             2000              1999
                                                       ----             ----              ----
                                                 Amount  Percent  Amount   Percent  Amount   Percent
                                                 ------  -------  ------   ------   ------   ------
                                                                (dollars in millions)
   Domestic Commercial Finance.................  $  401      93%  $  270      88%   $  196      86%
   International Factoring and Asset Based
      Finance..................................      30       7       37      12        32      14
                                                 ------    -----  ------    -----    -----    -----
        Total nonearning assets................  $  431     100%  $  307     100%   $  228     100%
                                                 ======    =====  ======    =====    =====    =====

     Total nonearning assets of Heller as of December 31, 2001, were 2.7% of total lending assets. The increase in nonearning assets compared to the prior year is a result of increases in Leasing Services and cash flow loans in Corporate Finance, both of which were driven by a general down-turn in the U.S. economy. Included in total nonearning assets are assets which consist of transactions from business activities we are no longer pursuing. Amounts included in this category have continued to decline as we liquidate these accounts.

     Delinquent Earning Accounts and Loan Modifications. Earning accounts 60 days or greater past due totaled $360 million, or 2.2% of receivables at December 31, 2001 compared to $267 million or 1.7% at December 31, 2000. The level of delinquent earning accounts changes between periods based on the timing of payments and the effects of changes in general economic conditions on our borrowers. We did not have any troubled debt restructurings, which represent earning loans restructured at a lower-than-market rate of interest, at December 31, 2001 and 2000. At December 31, 2001 and 2000, there was $11 million and $0, respectively, of impaired loans that were restructured and returned to earning status.

     Income Taxes. We realized a tax benefit in 2001 as a result of the following:

    o    the effect of earnings from international joint ventures;
    o    the use of business related, foreign, and other tax credits;
    o    differences in tax rates on international earnings; and
    o    the impact of international and state tax planning activities.

     Lending Assets and Investments

     Total lending assets and investments increased $47 million during 2001 due to new business originations of $5.6 billion offset by syndications, securitizations, loan sales, utilization and payoffs of $5.5 billion. During 2001, new business volume was strongest in Corporate Finance, Real Estate Finance, Leasing Services and Healthcare Finance, as we continued to realize the benefits of the market positions held by these business units.

     The following tables present our lending assets and investments by business line and asset type as of December 31, 2001 and 2000:

                                                                       December 31,
                                                                      -------------
                                                                 2001                2000
                                                                 ----                ----
                                                           Amount   Percent    Amount    Percent
                                                          --------  -------   --------   -------
                                                                   (dollars in millions)
     By Business Segment:
     Domestic Commercial Finance Segment
         Corporate Finance (1).........................   $  5,145     27%    $  5,225      28%
         Leasing Services (1)..........................      4,365     23        4,434      24
         Real Estate Finance...........................      3,242     17        2,766      15
         Healthcare Finance............................      1,852     10        1,563       8
         Small Business Finance........................      1,066      6        1,440       8
         Other.........................................        277      2          387       2
                                                          --------    ----    ---------    ----
     Total Domestic Commercial Finance Segment.........     15,947     85       15,815      85
     International Factoring and Asset Based
         Finance Segment (2)...........................      2,816     15        2,901      15
                                                          --------    ----    ---------    ----
            Total lending assets and investments.......   $ 18,763    100%    $ 18,716     100%
                                                          ========    ====    =========    ====
     By Asset Type:
         Receivables...................................   $ 16,068     86%    $ 15,966      85%
         Repossessed assets............................         23     --           22      --
                                                          --------   ----     --------    ----
            Total lending assets.......................     16,091     86       15,988      85
         Equity and real estate investments............        736      4          795       4
         Debt securities...............................        743      4          755       4
         Operating leases..............................        591      3          695       4
         International joint ventures..................        228      1          216       1
         Lending partnerships (3)......................        374      2          267       2
                                                          --------   ----     --------    ----
            Total lending assets and investments.......   $ 18,763    100%    $ 18,716     100%
                                                          =========  ====     =========   ====
            Average lending assets.....................    $15,716            $ 15,456
            Total managed assets.......................     18,969              18,877
            Average managed assets.....................     19,094              17,516
            Funds employed.............................     17,859              17,734
            Average funds employed.....................     17,523              16,978

(1) Lending assets and investments at December 31, 2001 and 2000 were reduced by approximately $900 million and $800 million, respectively, of commercial cash flow and equipment loans sold to asset backed commercial paper conduit facilities.

(2) Includes $228 million in investments in international joint ventures in 2001 and $216 million in 2000, representing 1% of total lending assets and investments for both 2001 and 2000 year ends.

(3) Includes interests we hold in partnerships, which have been established for the purpose of providing financing through operating leases, loans or direct financing leases. We account for these investments under the equity method of accounting.

     As of December 31, 2001, our domestic commercial finance portfolio remained well diversified among our domestic product units:

o Corporate Finance decreased its lending assets and investments to $5.1 billion, or 27% of total lending assets and investments, as a result of $1.8 billion in new business volume, which was offset by loan syndications, utilization and runoff in the portfolio of $1.9 billion. Of the total lending assets and investments of Corporate Finance at December 31, 2001, approximately $900 million, or 17%, represented asset-based financings.

o Leasing Services lending assets and investments were $4.4 billion, or 23% of our total lending assets and investments at December 31, 2001, which is in line with 2000. New business volume of $2.0 billion was offset by payoffs, utilization, syndications and securitizations totaling approximately $2.1 billion.

o Real Estate Finance increased its lending assets and investments to $3.2 billion, or 17% of our total lending assets and investments as of December 31, 2001, as new business volume of $1.1 billion, including nearly $200 million in the acquisition of a golf course lending portfolio, was slightly offset by payoffs, securitizations, syndications and utilization totaling $631 million. The growth in lending assets and investments of Real Estate Finance is primarily attributable to the new golf course properties.

o Healthcare Finance increased its lending assets and investments to approximately $1.9 billion, or 10% of total lending assets and investments, primarily due to new business volume of nearly $600 million, partially offset by nearly $300 million of syndications, utilizations, and payoffs. Asset growth in Healthcare Finance was driven by asset based and real estate financings.

o Small Business Finance decreased its lending assets and investments by $374 million primarily due to the decision to discontinue the origination of SBA loans. New business volume of $92 million was more than offset by $466 million of loan sales and runoff. During 2001, we sold approximately $227 million of SBA 7(a) and 504 loans.

Liquidity and Capital Resources

     Subsequent to October 24, 2001, the Company's treasury actions are centrally executed by GE Capital's Treasury Department, which maintains controls on all exposures, adheres to stringent counterparty credit standards, and actively monitors marketplace exposures. All future funding needs for Heller will be met through inter-company borrowings from GE Capital. Current outstanding debt will be paid down as the debt matures.

     At December 31, 2001, we had $4.3 billion in inter-company notes payable to GE Capital, $10.7 billion in other notes and debentures, $773 million of commercial paper and short-term borrowings, and $175 million of subordinated debt outstanding. Prior to the GE Capital Merger we used commercial paper to finance a portion of our domestic operations. Our consolidated international subsidiaries used short-term borrowings and commercial paper to finance their international operations. Subsequent to the GE Capital Merger the majority of our commercial paper borrowings were terminated and financed through inter-company notes with GE Capital - see Note 19 - Related Parties - to the Consolidated Financial Statements.

     Our liquidity and capital resources are impacted by GE Capital's ability to raise funds. In addition to obtaining funds from GE Capital, we have available liquidity from bank credit and asset sale facilities. As of December 31, 2001, availability under our committed bank credit and asset sale facilities totaled $1.2 billion. Of this amount, $650 million was terminated in January 2002 with the termination of the asset backed commercial paper conduit facility.

     Included in committed facilities are foreign bank credit facilities totaling $445 million (U.S. dollar equivalent) for our consolidated international subsidiaries and $25 million under foreign currency revolving credit facilities. As of December 31, 2001, there was approximately $450 million available under these facilities. Included in foreign bank credit facilities is approximately $129 million of additional alternative liquidity. This is available by discounting eligible French receivables with the French Central Bank since Factofrance, our wholly-owned subsidiary, is a registered financial institution in France. At December 31, 2001, all of this facility was available for use.

     At December 31, 2001 we had an asset backed commercial paper conduit facility that allowed us to sell participations in a designated pool of Corporate Finance cash-flow loans to bank-sponsored conduits on a limited recourse basis. Liquidity support under this facility totaled $1.2 billion, of which $550 million was utilized at December 31, 2001. The underlying liquidity support is provided by unaffiliated commercial banks. This facility was terminated on January 18, 2002.

     We have a 364-day facility, expiring May 1, 2002, which allows us to sell up to $500 million of our equipment receivables to two bank-sponsored conduits on a limited recourse basis. As of December 31, 2001 we had approximately $122 million available under this facility.

     During 2001 we raised $175 million in cash through the issuance of 7 million units of 7% mandatory redeemable preferred securities ("Subordinated Debt"). For further information on the Subordinated Debt, see Note 7 - Debt - of our Consolidated Financial Statements.

     In addition to these sources of liquidity, we have access to $500 million of additional liquidity support under a Keep Well Agreement. This agreement has been in place since 1983 and was originally between Heller and Fuji Bank. Effective with the Heller Share Acquisition, all of the rights and obligations under the Keep Well Agreement were assigned from Fuji Bank to GE Capital. This agreement, which cannot be terminated by either Heller or GE Capital prior to December 31, 2002, also provides that GE Capital will maintain our net worth at an amount equal to $500 million. Neither GE Capital nor Fuji Bank has ever been required to make any capital contribution or advance any funds to us under the Keep Well Agreement. For more information on the Keep Well Agreement, see Note 19 - Related Parties - to the consolidated financial statements.

     Our ratio of debt (net of short-term investments) to total stockholder's equity remained conservative relative to finance industry peers at 5.1 times and
5.9 times at December 31, 2001 and 2000, respectively. Leverage and the level of commercial paper and short-term borrowings continued to remain within targeted ranges, which will allow us to maintain a strong financial position.

     Principal Debt Conditions. The principal debt conditions that could automatically result in remedies, such as acceleration of the Company's debt, are described below.

o If Heller's bond rating were to fall below A/A2/A-1/VMIG-1, Heller would be required to purchase certain bonds by a draw on a letter of credit, but would not retire the bonds until the rating improves or until Heller consents to lower rated bonds. The maximum amount that Heller would be required to purchase in the event of such a downgrade is $20 million at December 31, 2001.

o If Heller's bond rating is downgraded, the remarketing agent on Heller's subordinated debt is not required to proceed under their agreement to remarket the subordinated debt in 2004. Heller could renegotiate the agreement or replace the remarketing agent as long as remarketing is viable. If this is not possible, the rate would be reset at a default rate which could be as high as two year Treasury + 3% for the remaining two year term.

     Management believes that under any reasonable future economic developments, the likelihood is remote that any such arrangements could have a significant effect on the Company's operations, cash flows or financial position.

     Contractual Commitments. The timing of contractual commitments at Heller, related to leases and debt, are as follows:

     (In millions)                    2002            2003           2004            2005           2006
                                  -----------     -----------    ------------     ---------     -----------
     Commercial paper.......      $      215      $      --      $     --         $     --      $     --
     Other..................           3,705          3,126         1,023            1,046           930

Interest Rate and Currency Risk Management

     Interest rate and currency risk management is important in the normal business activities of the Company. Heller is exposed to certain interest rate and foreign currency risks that result from funding investments in longer-term, fixed-rate and foreign currency denominated assets using short-term U.S. dollar denominated borrowings. Effective with the GE Capital Merger, GE Capital manages Heller's interest rate and foreign currency risks on a consolidated GE Capital basis. While GE Capital manages those exposures on a consolidated basis through a variety of hedging activities, including the use of interest and currency swaps and currency forwards, those hedging activities are executed by the Treasury function of GE Capital and their effects are excluded from the Heller legal entity. Because Heller is not entitled to benefit from those hedging activities, the effects of the overall hedging strategies of GE Capital, as they relate to managing the interest rate and foreign currency risks presented by the operations, assets and liabilities of the Company, are not reflected in the consolidated financial statements of Heller.

     Derivative financial instruments had been used by Heller prior to the GE Capital Merger to mitigate or eliminate certain financial and market risks, including those related to changes in interest rates and currency exchange rates. As a matter of policy, Heller does not engage in derivatives trading, derivatives market-making, or other speculative activities. During 2001, Heller terminated or assigned to GE Capital the majority of our hedge positions. Heller no longer engages in hedging activity. More detailed information regarding these financial instruments is contained in Notes 1 and 8 to the consolidated financial statements.

     The U.S. Securities and Exchange Commission requires that registrants provide information about potential effects of changes in interest rates and currency exchange. Although the rules offer alternatives for presenting this information, none of the alternatives is without limitations. The following discussion is based on so-called "shock-tests," which model effects of interest rate and currency shifts on the reporting company. Shock tests, while probably the most meaningful analysis permitted, are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by their inability to include the complex market reactions that normally would arise from the market shifts modeled. While the following results of shock tests for changes in interest rates and currency exchange rates may have some limited use as benchmarks, they should not be viewed as forecasts.

o One means of assessing exposure to interest rate changes is a duration-based analysis that measures the potential loss in net earnings resulting from a hypothetical increase in interest rates of 100 basis points across all maturities (sometimes referred to as a "parallel shift in the yield curve"). Assuming our balance sheet and off-balance sheet positions were to remain constant and no actions were taken to alter the existing interest rate sensitivity at December 31, 2001 and 2000, a hypothetical immediate 100 basis point parallel shift in yield curves would affect operating net income by less than 3.2% and 0.7%, respectively, over a six month horizon. The increase in interest rate sensitivity as of December 31, 2001 is due primarily to the elimination of interest rate swaps after the GE Capital Merger.

o Additionally, if our balance sheet and off-balance sheet positions were to remain constant and no actions were taken to alter the existing Prime/Libor exposure existing at December 31, 2001 and 2000, a 30 basis point compression in the existing basis would alter operating net income by approximately 0.8% and 1.0%, respectively, over a twelve month horizon.

o The geographic distribution of the Company's operations is diverse. One means of assessing exposure to changes in currency exchange rates is to model effects on changes in foreign net investment using a sensitivity analysis. Year-end 2001 consolidated currency exposures, including financial instruments designated and effective as hedges, were analyzed to identify Heller's assets and liabilities denominated in other than their relevant functional currency. Net unhedged exposures in each currency were then remeasured assuming a 10% decrease in currency exchange rates compared with the U.S. dollar. Under this model, management estimated at year-end 2001 that such a decrease would have an insignificant effect on our foreign net investment.

Critical Accounting Policies

     High-quality financial statements require rigorous application of high-quality accounting policies. The policies discussed below are considered by management to be critical to an understanding of the Company's financial statements because their application places the most significant demands on management's judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

     Losses on receivables are recognized when they are incurred. Measurement of such losses requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates, financial health of specific customers and market sectors, collateral value, and the present and expected levels of interest rates. The Company's receivables at year-end 2001 was approximately $16 billion against which an allowance for losses of approximately $442 million was provided. Further information is provided in Notes 1 and 5 to the Consolidated Financial Statements.

     Impairment of investment securities results in a charge to operations when a market decline below cost is other than temporary. Management regularly reviews each investment security for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline and the financial health of and specific prospects for the issuer. The Corporation's investment securities amounted to approximately $2 billion at year-end 2001, including equity and real estate investments, debt securities, and operating leases. Net unrealized losses included in that carrying amount related to debt securities was $64 million. Net unrealized gains on equity securities was $9 million. The Company actively performs comprehensive market research, monitors market conditions and segments its investments by credit risk in order to minimize impairment risks. Further information is provided in Notes 1 and 6 to the Consolidated Financial Statements.

     Other loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Disclosure is required when there is a reasonable possibility that the ultimate loss will exceed the recorded provision. Contingent liabilities are often resolved over long time periods. Estimating probable losses requires analysis of multiple forecasts that often depend on judgments about potential actions by third parties such as regulators.

     Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Policies related to financial instruments and consolidation policy require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standards setters and regulators. It is not possible at this time to predict the impact of Heller's results of operations or financial condition from these reexaminations. Also see Note 1 - Summary of Significant Accounting Policies - which discusses accounting policies that must be selected by management when there are acceptable alternatives.

Accounting Developments

Statement of Financial Accounting Standards No. 141 and No. 142

     SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets, modify the accounting for business combinations, goodwill and identifiable intangible assets. As of January 1, 2002, all goodwill and indefinite-lived intangible assets must be tested for impairment and a transition adjustment will be recognized. Management has determined that there is no impairment of goodwill under these new standards upon transition. Amortization of goodwill will cease as of January 1, 2002, and, thereafter, all goodwill and any indefinite-lived intangible assets must be tested at least annually for impairment. The adoption of this statement will eliminate amortization of goodwill which will have an approximate $18 million after-tax positive impact on annual earnings.


Statement of Financial Accounting Standards No. 143

     SFAS 143, Accounting for Asset Retirement Obligations, requires recognition of the fair value of obligations associated with the retirement of long-lived assets when there is a legal obligation to incur such costs. This amount is accounted for like an additional element of the corresponding asset's cost, and is depreciated over that asset's useful life. SFAS 143 will be effective for the Corporation on January 1, 2003. Management has not yet determined the effect of adopting this standard on the Corporation's financial position and results of operations.


Statement of Financial Accounting Standards No. 144

     In August 2001, the FASB issued Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). The Statement supercedes Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of and APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. SFAS No. 144 retains the requirements of Statement 121 relating to recognition and measurement of an impairment loss and resolves certain implementation issues resulting from Statement 121. This Statement is effective for fiscal years beginning after December 15, 2001 and is not expected to have a significant impact on the Company.

Cautionary Note Regarding Forward-Looking Statements

     This Form 10-K Annual Report and the information incorporated by reference in it includes or will include forward-looking statements, as defined in Section 27A of the Securities Act and Section 21E of the Exchange Act, that reflect our current expectations regarding our future results of operations, performance and achievements. We intend for these forward-looking statements to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have tried to identify these forward-looking statements by using words such as anticipates, believes, estimates, expects, plans, intends and other similar expressions. These forward-looking statements are based on information currently available to us and are subject to risks, uncertainties and contingencies, which could cause our actual results, performance or achievements for 2002 and beyond to differ materially from those expressed in, or implied by these statements.

     These risks, uncertainties and contingencies include, but are not limited to, the following:

o    the success or failure of our efforts to implement our business strategy;

o changes in overall economic conditions and the impact of those conditions on the performance of our borrowers and lessees, on the markets in which they conduct business and access capital, and on the capital markets in which we syndicate and securitize our assets;

o changes in the volume and mix of interest earning assets, the level of interest rates earned on those assets, the volume of interest-bearing liabilities and the level of interest rates paid on those interest-bearing liabilities;

o currency exchange rate fluctuations, economic conditions and competition in international markets;

o    actions of our competitors and our ability to respond to those actions;

o the cost of our capital, which depends in part on our portfolio quality, our debt ratings, our financial performance, prospects and outlook and general market conditions;

o    the adequacy of our allowance for losses of receivables;

o    risk associated with the value and recoverability of leased assets;

o actual results in connection with exited businesses and disposition of assets;

o our ability to attract and retain qualified and experienced management, sales and credit personnel; and

o    changes in governmental regulations, tax rates and similar matters.

     You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or otherwise.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

     Information about potential effects of changes in interest rates and currency exchange on the Company is discussed in the Interest Rate and Currency Risk Management section of Item 7.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     HELLER FINANCIAL, INC. AND SUBSIDIARIES

                          INDEPENDENT AUDITORS' REPORT

To the Stockholder of Heller Financial, Inc.:

     We have audited the accompanying consolidated balance sheet of HELLER FINANCIAL, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 2001 and the related consolidated statements of income, changes in stockholder's equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heller Financial, Inc. and Subsidiaries as of December 31, 2001 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                           KPMG LLP

Chicago, Illinois
May 23, 2002

                     HELLER FINANCIAL, INC. AND SUBSIDIARIES

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Heller Financial, Inc.:

We have audited the accompanying consolidated balance sheet of HELLER FINANCIAL, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 2000, and the related consolidated statements of income, changes in stockholder's equity and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heller Financial, Inc. and Subsidiaries as of December 31, 2000, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                           .........                 Arthur Andersen LLP

Chicago, Illinois
January 16, 2001


This report of Arthur Andersen LLP, the former independent public accountants for Heller, is a copy of the original report dated January 16, 2001 rendered by Arthur Andersen LLP on the prior years' financial statements, and has not been reissued by Arthur Andersen LLP since that date. In the course of preparing its financial statements for the year ended December 31, 2001, nothing came to the attention of Heller that suggested that the financial statements for the years ended December 31, 2000 and 1999 as set forth in this Annual Report on Form 10-K contain any material inaccuracies. Heller's financial statements for the year ended December 31, 2001 are reported on by KPMG LLP at page 26 of this Annual Report on Form 10-K. Heller is including this copy of the January 16, 2001 Arthur Andersen LLP report pursuant to Rule 2-02(e) of Regulation S-X under the Securities Act of 1933.

                     HELLER FINANCIAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                             December 31,
                                                                                            2001      2000
                                                                                          --------  --------
                                         ASSETS                                             (in millions)
                                         ------
Cash and cash equivalents.............................................................    $    540  $    732
Receivables (Notes 5 and 22)
     Commercial loans
          Term loans..................................................................       4,631     4,973
          Revolving loans.............................................................       1,873     2,052
     Real estate loans................................................................       3,349     2,686
     Factored accounts receivable.....................................................       2,514     2,615
     Equipment loans and leases.......................................................       3,701     3,640
                                                                                          --------  --------
          Total receivables...........................................................      16,068    15,966
     Less: Allowance for losses of receivables (Note 5)...............................         442       342
                                                                                          --------  --------
          Net receivables.............................................................      15,626    15,624
Equity and real estate investments (Note 6)...........................................         736       795
Debt securities (Note 6)..............................................................         743       755
Operating leases (Note 6).............................................................         591       695
Investments in international joint ventures (Note 6)..................................         228       216
Lending partnerships (Note 6) ........................................................         374       267
Goodwill (Note 6).....................................................................         436       458
Other assets (Note 6).................................................................         544       519
                                                                                          --------  --------
          Total assets................................................................     $19,818  $ 20,061
                                                                                          ========  ========
                          LIABILITIES AND STOCKHOLDER'S EQUITY
Debt (Note 7)
     Commercial paper and short-term borrowings.......................................    $    773  $  5,111
     Notes and debentures.............................................................      10,657    10,657
     Subordinated debt ...............................................................         175        --
                                                                                          --------  --------
          Total debt..................................................................      11,605    15,768
Credit balances of factoring clients..................................................         905       982
Notes payable to GE Capital  (Note 19) ...............................................       4,327        --
Other payables and accruals ..........................................................         706       724
                                                                                           -------  --------
          Total liabilities...........................................................      17,543    17,474
Minority interest.....................................................................          13        12
Stockholder's equity
     Non-redeemable preferred stock (Notes 11 and 12).................................         275       400
     Class A Common Stock ($.25 par;  1,000 and  500,000,000  shares  authorized;  100 and 46,347,832 shares issued; and 100 and 45,450,329 shares  outstanding,  in
         2001 and 2000, respectively) (Notes 2 and 13)................................          --        12
     Class B  Common  Stock  ($.25  par;  0 and  300,000,000  shares  authorized;  0 and
         51,050,000  shares  issued  and  outstanding,  in 2001 and 2000,  respectively)
         (Note 2).....................................................................          --        13
     Additional paid in capital.......................................................       1,594     1,631
     Retained earnings (Note 12)......................................................         498       554
     Treasury stock, at cost (0 shares in 2001 and 897,503 in 2000) (Notes 2 and 13)..          --       (19)
     Accumulated other comprehensive loss.............................................        (105)      (16)
                                                                                          --------  --------
          Total stockholder's equity..................................................       2,262     2,575
                                                                                          --------  --------
          Total liabilities and stockholder's equity..................................    $ 19,818  $ 20,061
                                                                                          ========  ========

   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     HELLER FINANCIAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                      For the Year Ended
                                                                                         December 31,
                                                                                     2001      2000      1999
                                                                                    -----     -----     -----
                                                                                        (in millions)
Interest income................................................................... $1,488   $ 1,628   $ 1,197
Interest expense..................................................................    850       999       685
                                                                                    -----    ------   -------
     Net interest income..........................................................    638       629       512

Fees and other income (Note 14)...................................................    277       298       286

Factoring commissions.............................................................     69        73       119

Income of international joint ventures............................................     36        38        35
                                                                                    -----    ------   -------
     Operating revenues...........................................................  1,020     1,038       952
Operating expenses (Note 15)......................................................    456       459       456

Provision for losses (Note 5).....................................................    297       148       136
Gain on sale of Commercial Services assets (Note 4) ..............................     --        --        79
Merger expenses (Note 2) .........................................................    304        --        --
Small Business Finance charge (Note 16) ..........................................     12        --        --
                                                                                    -----     -----     -----
      (Loss) income before taxes, minority interest, and cumulative effect of
        accounting change.........................................................    (49)      431       439
Income tax provision (Note 18)....................................................    (48)      139       154
Minority interest.................................................................      2         2         1
                                                                                    -----     -----     -----
      (Loss) income before cumulative effect of accounting change.................  $  (3)    $ 290    $  284
Cumulative effect of accounting change (net of tax) (Note 1)......................     (4)       --        --
                                                                                    -----     -----     -----
     Net (loss) income............................................................  $  (7)    $ 290     $ 284
                                                                                    =====     =====     =====

                 The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    HELLER FINANCIAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                    For the Year Ended
                                                                                       December 31,
                                                                                    2001      2000     1999
                                                                                    ----      ----     ----
                                                                                       (in millions)
OPERATING ACTIVITIES
  Net (loss) income.............................................................   $  (7)   $  290    $ 284
  Adjustments to reconcile net (loss) income to net cash provided by operating activities:
    Provision for losses........................................................     297       148      136
    Losses from equity investments..............................................      75        17       21
    Amortization and depreciation...............................................      57        54       46
    Provision for deferred tax (asset) liability................................     (53)       67       40
    Increase (decrease) in accounts payable and accrued liabilities.............     241        (6)     206
    Undistributed income of international joint ventures........................     (19)      (33)     (21)
    (Decrease) increase in interest payable.....................................     (42)       56       20
    Net decrease (increase) in other assets.....................................      75       (33)     (23)
    Other.......................................................................      46         7       33
                                                                                    ----      ----    -----
      Net cash provided by operating activities.................................     670       567      742
INVESTING ACTIVITIES
  Increase in longer-term loans
      Due to HCFP acquisition...................................................      --        --     (535)
    Due to fundings.............................................................  (5,134)   (6,887)  (7,334)

  Collections of principal......................................................   1,784     1,579    2,476
  Loan sales, securitizations, participations, and syndications.................   1,406     3,014    2,425
  Net decrease (increase) in short-term loans and advances to factoring clients
      Due to sale of HCS assets.................................................      --        --      334
    Other.......................................................................   1,802       613   (1,066)
  Investment in operating leases................................................     (57)     (600)    (278)
  Investment in equity interests and other investments..........................    (626)     (332)    (447)
  Goodwill and non-competition agreement from acquisitions......................      --        --     (238)

  Sales of investments and equipment on lease...................................     284       515      337
  Other ........................................................................      --        --       48
                                                                                    ----      ----     ----
      Net cash used for investing activities....................................    (541)   (2,098)  (4,278)
FINANCING ACTIVITIES
  Senior note issues............................................................   3,033     4,695    4,805
  Retirement of notes and debentures............................................  (3,282)   (2,797)  (2,932)
  (Decrease) increase in commercial paper and other short-term borrowings.......  (4,338)      (75)   1,521
  Redemption of cumulative perpetual preferred stock series A...................    (125)       --       --
  Net proceeds from common stock issuance/ re-issuance..........................      31         1      192
  Repurchase of Class A Common Stock (Note 13)..................................      (8)      (10)      (2)
    Settlement of restricted stock..............................................     (14)       --       --
  Net increase in advances from affiliates......................................   4,324        --        6
    Issuance of mandatory redeemable preferred trust securities.................     175        --       --
  Cash dividends paid on preferred and common stock.............................     (53)      (68)     (62)
  Other.........................................................................     (64)        1       (5)
                                                                                   -----     -----    ------
      Net cash (used for) provided by financing activities......................    (321)    1,747    3,523
(Decrease) increase in cash and cash equivalents................................    (192)      216      (13)
Cash and cash equivalents at the beginning of the year..........................     732       516      529
                                                                                  ------     -----    -----
Cash and cash equivalents at the end of the year................................  $  540     $ 732    $ 516
                                                                                  ======     =====    =====

                 The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     HELLER FINANCIAL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                                                                                                   Accum.
                                                               Class A   Class B           Add'l   Other
                                                     Preferred  Common   Common  Treasury  Paid   Compre-                  Compre-
                                                      Stock     Stock     Stock   Stock     In    hensiv   Retained        hensive
                                                     (Note 11) (Note 2) (Note 2)(Note 13) Capital Income   Earnings  Total  Income
                                                      -------  -------  -------- -------  ------- -------  -------- ------ -------
                                                                          (in millions)
BALANCE AT DECEMBER 31, 1998.......................   $   400   $   10   $    13  $   (8) $ 1,435  $    1   $   111 $1,962
Comprehensive Income:
Net income.........................................        --       --        --      --       --      --       284    284  $  284
  Other comprehensive loss, net of tax:
    Unrealized   loss  on  securities,   net  of  tax
benefit of $8......................................        --       --        --      --       --      --        --    (15)    (15)
    Foreign  currency  translation  adjustments,  net
of  tax of $ (56)..................................        --       --        --      --       --      --        --    (13)    (13)
                                                                                                                            ------
  Other comprehensive loss.........................        --       --        --      --       --     (28)       --     --     (28)
                                                                                                                            ------
Comprehensive income...............................        --       --        --      --       --      --        --     --   $ 256
                                                                                                                            ======
Issuance of Class A Common Stock ..................        --        2        --      --      190      --        --    192
Repurchase of Class A Common Stock (Note 13).......        --       --        --      (1)      --      --        (1)    (2)
Vesting of Restricted Shares.......................        --       --        --      --        1      --        --      1
Preferred stock dividends (Notes 11 and 12)........        --       --        --      --       --      --       (28)   (28)
Common stock dividends (Note 12)...................        --       --        --      --       --      --       (34)   (34)
                                                      -------  -------  -------- -------  ------- -------  -------- ------
BALANCE AT DECEMBER 31, 1999.......................   $   400   $   12   $    13  $   (9) $ 1,626  $  (27)  $ 2,347   $332

Comprehensive Income:
Net income.........................................        --       --        --      --       --      --       290    290  $  290
  Other comprehensive income, net of tax:
    Unrealized gain on securities, net of tax of $2        --       --        --      --       --      --        --      3       3
    Foreign currency translation adjustments,  net
      of tax of $ (34).............................        --       --        --      --       --      --        --      8       8
  Other comprehensive income.......................        --       --        --      --       --      11        --     --      11
                                                                                                                             -----
Comprehensive income...............................        --       --        --      --       --      --        --     --  $  301
                                                                                                                             =====
Re-issuance of Class A Common Stock ...............        --       --        --      --        1      --        --      1
Repurchase of Class A Common Stock (Note 13).......        --       --        --     (10)      --      --        --    (10)
Vesting of Restricted Shares.......................        --       --        --      --        4      --        --      4
Preferred stock dividends (Notes 11 and 12)........        --       --        --      --       --      --       (29)   (29)
Common stock dividends (Note 12)...................        --       --        --      --       --      --       (39)   (39)
                                                      -------  -------  -------- -------  ------- -------  -------- ------
BALANCE AT DECEMBER 31, 2000.......................   $   400   $   12   $    13  $  (19) $ 1,631  $  (16) $    554 $2,575
                                                      =======  =======  ======== =======  ======= =======  ======== ======
Comprehensive (Loss) Income:
Loss before cumulative effect of accounting change.        --       --        --      --       --      --        (3)    (3)  $  (3)
  Other comprehensive (loss) income, net of tax:
    Transition   adjustment   related
      to  accounting change, net of tax of $(2)....        --       --        --      --       --      --        --     (4)     (4)
    Unrealized  loss on qualifying  cash flow
      hedges, net of tax of $(3)...................        --       --        --      --       --      --        --     (5)     (5)
    Reclassification into earnings of realized
      losses on cash flow hedges,
      net of tax of $1 ............................        --       --        --      --       --      --        --      2       2
    Unrealized  loss  on  securities,
      net  of tax of $(32) ........................        --       --        --      --       --      --        --    (55)    (55)
    Foreign currency translation adjustments,
      net of tax of $1.............................        --       --        --      --       --      --        --    (27)    (27)
  Other comprehensive loss.........................        --       --        --      --       --     (89)       --     --     (89)
                                                                                                                              ----
Comprehensive loss.................................        --       --        --      --       --      --        --     --   $ (92)
                                                                                                                              ====
Issuance of Class A Common Stock ..................        --       --        --      --       31      --        --     31
Repurchase of Class A Common Stock (Note 13).......        --       --        --      (8)      --      --        --     (8)
Redemption of cumulative  perpetual  preferred
  stock, series A..................................      (125)      --        --      --       --      --        --   (125)
Vesting of Restricted Shares.......................        --       --        --      --       12      --        --     12
Settlement of Restricted Shares....................        --       --        --      --      (14)     --        --    (14)
Preferred stock dividends (Notes 11 and 12)........        --       --        --      --       --      --       (24)   (24)
Common stock dividends (Note 12)...................        --       --        --      --       --      --       (29)   (29)
Recapitalization in connection with merger (Note 2)        --      (12)      (13)     17        8      --        --     --
Other .............................................        --       --        --      10      (74)     --        --    (64)
                                                      -------  -------  -------- -------  ------- -------  -------- ------
      BALANCE AT DECEMBER 31, 2001.................    $  275   $   --   $    --  $   --  $ 1,594   $(105)  $   498 $2,262
                                                      =======  =======  ======== =======  ======= =======  ======== ======

     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     HELLER FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

     Description of the Reporting Entity--

     Heller Financial, Inc. (including its consolidated subsidiaries, Heller or the Company, which may be referred to as we, us or our) furnishes commercial finance services to businesses in the United States and invests in and operates commercial finance companies throughout the world. We provide our products and services to mid-sized and small businesses principally through two business segments, (1) Domestic Commercial Finance and (2) International Factoring and Asset Based Finance. The Domestic Commercial Finance segment is comprised of five business units: (i) Corporate Finance (Corporate Finance), (ii) Real Estate Financial Services (Real Estate Finance), (iii) Leasing Services (Leasing Services), (iv) Healthcare Finance (Healthcare Finance) and (v) Small Business Finance (Small Business Finance) --See Note 16 --Small Business Finance Charge. Our International Factoring and Asset Based segment, managed by our wholly-owned subsidiary, Heller International Group, Inc. (International Group), provides international factoring and asset based financing to medium size and small companies.

     In May 1998, we issued 38,525,000 shares of Class A Common Stock in an initial public offering (the Offering). During 1998, we also issued 505,912 shares of restricted Class A Common Stock to management. After the Offering and the issuance of shares to management, there were 90,080,912 shares of common stock issued, of which Fuji America Holdings, Inc. (FAHI), a wholly-owned subsidiary of The Fuji Bank, Limited (Fuji Bank), which is a wholly-owned subsidiary of Mizuho Holdings, Inc. (Mizuho) owned 79% of the voting interest and 57% of the economic interest of Heller's issued common stock.

     In July 1999, we issued 7.3 million shares of Class A Common Stock in conjunction with the HealthCare Financial Partners acquisition. See Note 3 -- HealthCare Financial Acquisition-- for more details. Our issuance of common stock related to this transaction reduced FAHI's economic interest in Heller from 57% to 52%.

     On October 24, 2001, over 90% of Heller's issued and outstanding Class A and Class B Common Stock was acquired by Hawk Acquisition Corp. ("Hawk"), a direct wholly owned subsidiary of General Electric Capital Corporation ("GE Capital") pursuant to a tender offer (the "Heller Share Acquisition"). On October 25, 2001, Hawk was merged with and into Heller, with Heller continuing as the surviving corporation and a wholly owned subsidiary of GE Capital (the "GE Capital Merger"). See Note 2 - GE Capital Merger - to the consolidated financial statements. GE Capital acquired Heller's common stock at $53.75 per share for approximately $5.3 billion in cash. GE Capital is a wholly-owned subsidiary of General Electric Capital Services, Inc., the common stock of which is in turn wholly-owned directly or indirectly by General Electric Company.


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

     Use of Estimates--

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

     We review income recognition on an account-by-account basis. We evaluate collateral regularly, primarily by assessing the related current and future cash flow streams to estimate the value of the equipment, or by assessing the value of the property underlying the receivable. We classify loans as nonearning and we suspend all interest and unearned income amortization when there is significant doubt as to the ability of the debtor to meet current contractual terms. Numerous factors including loan covenant defaults, deteriorating loan-to-value relationships, delinquencies greater than 90 days, the sale of major income generating assets or other major operational or organizational changes may lead to income suspension. All nonearning assets are considered impaired. We may restore a nonearning account to earning status, triggering recognition of deferred income, if all delinquent principal and interest have been paid under the original contractual terms or the account has been restructured and has demonstrated both the capacity to service the amended terms of the debt and has adequate loan to value coverage.

     Direct financing leases are recorded at the aggregate future minimum lease payments plus estimated residual values and deferred initial direct costs, less unearned income. We recognize income on direct financing leases by a method which produces a constant periodic rate of return on the outstanding investment in the lease.

     Allowance for Losses--

     We have an established process to evaluate, on a quarterly basis, the adequacy of the allowance for probable loan losses, which assesses the risk of losses inherent in our portfolio. This process provides an allowance consisting of two components, allocated and unallocated. To derive the allocated component of the allowance, the Company combines estimates of the allowances needed for loans analyzed individually (including impaired loans subject to Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan), and loans analyzed on a pooled basis.

     The determination of allocated reserves involves a review of certain higher-risk transactions, focusing on the accuracy of loan grading, assessments of specific loss content and, in some cases, strategies for resolving problem credits. The loan loss reserve allocations arrived at through this methodology are adjusted based on management's judgement concerning the effect of recent economic events on portfolio performance. In the case of more homogeneous portfolios, such as small business lending and small ticket leasing, the determination of allocated reserves is conducted at a more aggregate, or pooled level. For portfolios of this nature, the risk assessment process focuses on recent delinquency and loss trends in different portfolios to estimate inherent losses.

     To mitigate the imprecision inherent in most estimates of expected credit losses, the allocated component of the allowance is supplemented by an unallocated component. The unallocated component includes management's judgmental determination of the amounts necessary for economic uncertainties, related industry performance, historical losses and other subjective factors; correspondingly, the relationship of the unallocated component to the total allowance for loan losses may fluctuate from period to period. Although management has allocated a portion of the allowance to specific loan categories, the adequacy of the allowance must be considered in its entirety.

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

     Securitized Receivables--

     We have securitized and sold to investors certain real estate loans, commercial cash flow loans, small business loans, factored accounts receivable and equipment loans and leases. In the securitization process, originated loans are sold to trusts. The trusts then issue asset-backed securities to investors. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125, after a transfer of financial assets, an entity:

     o recognizes the financial and servicing assets it controls and the liabilities it has incurred;
     o    derecognizes financial assets when control has been surrendered; and
     o    derecognizes liabilities when extinguished.

     SFAS No. 140 provides standards for distinguishing transfers of financial assets that are sales, from transfers that are secured borrowings. Securitizations of finance receivables are accounted for as sales when legal and effective control over the related receivables is surrendered. Servicing assets or liabilities are recognized when the servicing rights are retained by the seller and when servicing fees vary from market rates.

     In accordance with SFAS No. 140, when we sell loans in a sale or securitization transaction, the carrying value of loans is allocated to the portion retained by Heller and the portion sold, based on relative fair values. We recognize a gain or loss for the difference between the net proceeds received and the allocated carrying value of the receivables sold. Net proceeds include cash received plus the fair value of securities or other interests retained less liabilities incurred or estimated expenses. Any gain or loss from a sale or securitization transaction is recognized currently in fees and other income.

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

     Investments in International Joint Ventures--

     Our investments in unconsolidated joint ventures represent investments in companies with operations in 17 foreign countries. We use the equity method of accounting for these investments. Under this method, we recognize our share of the earnings or losses of the joint venture in the period in which it is earned. We record these amounts as income of international joint ventures in our consolidated statements of income. Dividends received from joint ventures reduce the carrying amount of our investment.

     Lending Partnerships--

     Our investments in lending partnerships represent interests we hold in partnerships, which have been established for the purpose of providing financing through operating leases, loans or direct financing leases. We account for these investments under the equity method of accounting.

     Investments--

     Equity interests and investments--We carry at cost investments in certain common and preferred stocks and certain equity investments, which are not subject to the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115). We periodically review the valuation of all of these investments, and we write down the investment balance to reflect declines in value determined to be other than temporary. We record any gains or losses recognized upon sale or writedown of these investments as a component of fees and other income. We account for equity investments in limited partnerships under the equity method of accounting in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, and record income on these investments based on financial information received from fund managers.

     Equipment on Operating Leases--We record, at cost, aircraft and equipment on operating leases and depreciate it over its estimated useful lives using the straight line method for financial reporting purposes and accelerated methods for tax purposes. The equipment and aircraft on operating leases is shown net of accumulated depreciation in the balance sheet. We recognize rental revenue from our operating leases ratably over the lease term. Rental revenue, net of depreciation, is recorded as a component of interest income.

     Residual Values--We have investments in the residual values of our leasing portfolios. The residual values represent the estimate of the values of the assets at the end of the lease contracts. We initially record these based on appraisals and estimates. Realization of the residual values is dependent on our future ability to market the aircraft or equipment under then prevailing market conditions. Management reviews residuals periodically to determine that recorded amounts are appropriate.

     Available for Sale and Held to Maturity Securities--In accordance with SFAS No. 115, we carry, at fair value, our available for sale securities. We record any unrealized gains or losses in other comprehensive income, net of related taxes. We record our held to maturity securities at amortized cost. We write down to fair value available for sale and held to maturity securities to reflect declines in value determined to be other than temporary. We include the amount of any writedown in fees and other income.

     Real Estate Investments--We provide financing through certain real estate loan arrangements that are recorded as acquisition, development and construction investment transactions. We recognize income to the extent we have received cash in excess of the investment's carrying amount.

     Repossessed Assets--Assets that we have legally acquired in satisfaction of receivables are carried at fair value, less estimated selling costs and are included in other assets. After repossession, we expense operating costs and apply cash receipts to reduce the asset balance.

     Goodwill--We record as goodwill the excess of our acquisition cost over the fair value of the acquired entity's net assets and any identifiable intangibles. We amortize goodwill on a straight-line basis over the acquisition's expected beneficial period not to exceed 25 years. We periodically evaluate the carrying value of our goodwill for impairment.

     Income Taxes--

     Federal income taxes are accounted for utilizing the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     Derivative Financial Instruments--

     We use derivatives as an integral part of asset/liability management to reduce the overall level of financial risk arising from normal business operations. These derivatives are used to:

        o    diversify sources of funding;
        o alter interest rate exposure arising from mismatches between assets and liabilities; and
        o    manage exposure to fluctuations in foreign exchange rates.

     We do not trade in derivative securities, nor do we use speculative derivative products to generate earnings from changes in market conditions. Before entering into a derivative transaction, we determine that a high correlation exists between the change in value of the hedged item and the value of the derivative. At the inception of each transaction, derivatives are designated or matched to specific assets or pools of assets or liabilities. After inception of a derivative, asset/liability managers monitor its effectiveness through an ongoing review of the amounts and maturities of assets, liabilities and derivative positions.

     Effective January 1, 2001, the Company adopted the provisions of the Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 137, Deferral of the Effective Date of FASB Statement No. 133 and Statement of Financial Accounting Standards No. 138, Accounting for Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (collectively referred to as SFAS No. 133). This Statement establishes accounting and reporting standards requiring all derivative instruments (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value. Changes in the fair value of the derivative are to be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows gains and losses on derivatives to offset related results on the hedged items in the income statement or in other comprehensive income and requires that a company must document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     Adoption of this new accounting standard resulted in the following transition adjustment:

     o cumulative before-tax reductions in net income of approximately $6 million (approximately $4 million after-tax), or $0.04 per common share, recorded in the first quarter of 2001; and
     o after-tax reductions through other comprehensive income, a component of stockholder's equity, of approximately $1 million in the first quarter of 2001.

     The adjustment to net income relates primarily to certain economic hedging relationships that do not qualify for hedge accounting treatment under the new standard as well as ineffectiveness arising from other hedging relationships.

     Heller utilizes derivatives, primarily interest rate swaps, to match more closely the interest rate and maturity characteristics of its assets and liabilities. Derivatives that qualify as fair value hedges include interest rate swaps that change the interest rate characteristics of fixed rate debt to that of variable rate debt and interest rate swaps that alter the interest rate characteristics of specific fixed rate asset pools to more closely match the interest rate terms of the underlying financing. Derivatives that qualify as cash flow hedges include interest rate swaps that change the interest rate characteristics of variable rate debt to that of fixed rate debt. We also use interest rate swaps to modify the variable rate basis of a liability to more closely match the variable rate basis used for variable rate receivables. We utilize interest rate futures, as fair value hedges, to hedge the interest rate risk of a portion of our fixed rate receivables portfolio and certain investment securities.

     To minimize the effect of fluctuations in foreign currency exchange rates on financial results, we periodically enter into forward currency exchange contracts, cross currency swap agreements, or currency options. These financial instruments serve as hedges of the foreign investment in international subsidiaries and joint ventures or effectively hedge the translation of the related foreign currency income. Additionally, cross currency interest rate swap agreements were primarily used to hedge foreign currency denominated inter-company receivables. Through these contracts, we effectively sell the local currency and buy U.S. dollars. We also periodically enter into forward contracts to hedge receivables denominated in foreign currencies or purchase foreign currencies in the spot market to settle a foreign currency denominated liability.

     Stock Based Compensation--

     We account for stock option and stock awards in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). In accordance with APB No. 25, no compensation expense is recognized for stock options or awards issued under our stock incentive plan, as the exercise price of the stock options equaled the market value on the grant dates. An expense of $109 million was recorded in 2001 for the cash settlement of stock options outstanding triggered by the GE Capital Merger. This expense is included in Merger expenses in the accompanying Consolidated Statements of Income. In 1996, SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), became effective. SFAS No. 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB No. 25 if certain pro forma disclosures are made assuming hypothetical fair value method application. See Note 17--Employee Benefits--for pro forma disclosures required by SFAS No. 123 plus additional information on the Company's stock options.

     Restricted stock issued is recorded as deferred compensation at the issue price (fair market value) on grant date and is amortized to compensation expense on a straight-line basis over the applicable vesting periods. An expense of $19 million was recorded in 2001 for the cash settlement of restricted stock due to the GE Capital Merger. This expense is included in Merger expenses in the accompanying Consolidated Statements of Income.

     Reclassifications--

     We have reclassified certain prior year amounts to conform to the current year's presentation.

2.   GE Capital Merger

     On July 30, 2001, GE Capital, Hawk Acquisition Corp., a wholly owned direct subsidiary of GE Capital ("Hawk"), and Heller executed a merger agreement pursuant to which Hawk and GE Capital commenced an offer to purchase all of Heller's Class A and Class B Common Stock. Each of the conditions of the offer to purchase Heller's common stock were satisfied on or prior to October 24, 2001, and Heller's shares were purchased by Hawk. On October 25, 2001, Hawk was merged with and into Heller, with Heller continuing as the surviving corporation and a wholly owned subsidiary of GE Capital. As a result of the merger the authorized, issued and outstanding shares of Hawk became the authorized, issued and outstanding shares of Heller (1,000 shares of Class A Common Stock authorized, and 100 shares of Class A Common Stock issued and outstanding).

     In 2001 we recognized $304 million in pre-tax expenses related to the GE Capital Merger. These expenses include a charge of $109 million for the settlement of outstanding stock options, $80 million in severance benefits for the termination of approximately 25% of the Company's employees, $34 million related to office lease terminations, $32 million for legal and advisory fees, $19 million for the immediate vesting and buy-back of restricted stock, and $30 million on information technology systems. Liabilities related to these charges totaled $93 million at December 31, 2001 and are included in other payables and accruals on the Consolidated Balance Sheet.

     The acquisition was accounted for by GE Capital using the purchase method of accounting in accordance with SFAS No. 141 - Business Combinations. Purchase accounting adjustments were not pushed down to Heller. The merger expenses noted above are restructuring and other charges incurred by Heller resulting from the change in control of the Company.

     Effective January 1, 2002, Heller's businesses were combined with various GE Capital business groups. Business originated subsequent to January 1, 2002, has been originated under GE Capital's name in the GE Capital business groups. Future receivables originated by Heller will be recorded in the GE Capital business groups. As Heller's debt runs-off, it will be funded through GE Capital. Various Heller business processes will be consolidated with GE Capital during 2002, resulting in a reduction in the workforce at Heller. As work previously performed by Heller employees is absorbed by GE Capital, GE Capital will charge Heller an assessment for such work.

     To conform to GE Capital's reporting requirements, we reclassified the Company obligated mandatory redeemable preferred securities of a subsidiary trust (MEDS Units) from minority interest, as shown in previous quarters, to subordinated debt - see Note 7, Debt - and included interest paid on the MEDS Units with interest expense.

3.   HealthCare Financial Partners, Inc. Acquisition

     On July 28, 1999, we acquired HealthCare Financial Partners, Inc. (HCFP) for approximately $475 million. We paid 41% of the purchase price in the form of our Class A Common Stock and 59% in cash. We issued approximately 7.3 million Class A Common Shares for the transaction, which reduced FAHI's ownership interest in Heller from 57% to 52%. In addition, we issued options to purchase
1.1 million shares of our Class A Common Stock at prices ranging from $2 to $37 per share to replace stock options previously held by HCFP employees for HCFP common stock. HCFP was a rapidly growing commercial finance company exclusively focused on providing secured financing to small and mid-sized health care providers throughout the United States.

     We accounted for the acquisition using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, Business Combinations. Goodwill from the transaction totaled approximately $235 million and is being amortized over 25 years. Our 1999 consolidated statement of income includes HCFP's operating results since the acquisition date.

4.   Commercial Services Sale

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

     Of the total costs incurred in this transaction, approximately $170,000 remains as a liability of Heller as of December 31, 2001.

5.   Lending Assets

     Lending assets includes receivables and repossessed assets.

     At December 31, 2001, we had domestic commercial finance receivables of $13.5 billion and international factoring and asset based finance receivables of $2.6 billion. The international receivables included factored accounts receivable of $2.3 billion relating to Factofrance and $300 million from our other foreign consolidated subsidiaries. Total receivables at December 31, 2000 consist of $13.3 billion of domestic receivables and $2.7 billion of foreign receivables.

     Diversification of Credit Risk--

     Concentrations of lending assets of 5% or more at December 31, 2001 and 2000, based on the standard industrial classification of the borrower, are as follows:
                                                  December 31,
                                                ---------------
                                              2001             2000
                                              ----             ----
                                        Amount  Percent   Amount  Percent
                                        ------  -------   ------  -------
                                              (dollars in millions)
     Health Services ........           $ 1,996     12%   $ 1,694     11%
     Transportation .........             1,134      7      1,145      7
     Business Services.......               732      5        897      6
     Computers ..............               751      5        549      3

     The health services category is primarily comprised of revolving and term facilities with small and mid-sized health care providers. The increase in this
category  is  due  to  growth  of  Healthcare   Finance's  portfolio  since  our
acquisition of HCFP in July 1999.

     The lending assets in the transportation category primarily arise from chartered aircraft services and transportation services of freight, cargo, and various packages.

     The business services category consists of equipment rental and leasing companies, building and security maintenance, and other miscellaneous business services. The decrease in this category is due to a decrease at Global Vendor Finance business services.

     The computers category consists of software/hardware distributors and manufacturers, component manufacturers, and end-users of this equipment. The increase in this category is primarily due to the acquisition of a computer leasing portfolio by Global Vendor Finance in 2001.

     Contractual Maturity of Loan Receivables--

     The following table presents the contractual maturities of our receivables at December 31, 2001. This information should not be regarded as a forecast of cash flows (in millions):

                                                                                       After
                                          2002     2003      2004     2005     2006     2006    Total
                                         -----    -----     -----    -----    -----    -----   -----
     Commercial loans................  $ 1,306  $  984   $ 1,009   $   757  $  760  $ 1,688   $ 6,504
     Real estate loans...............      825     978       674       317     242      313     3,349
     Factored accounts receivable....    2,483      19         8         2       1        1     2,514
     Equipment loans and leases......    1,138     811       602       381     299      470     3,701
                                       -------  ------   -------   -------  ------  -------   -------
          Total......................  $ 5,752  $2,792   $ 2,293   $ 1,457  $1,302  $ 2,472   $16,068
                                       =======  ======   =======   =======  ======  =======   =======

     Commercial loans consist principally of senior loans secured by receivables, inventory or property, plant and equipment. Real estate loans are principally collateralized by first mortgages on commercial and residential real estate. Factored accounts receivable are purchased from clients, and we provide credit and collection services in return for a commission. Equipment loans and leases are secured by the underlying equipment, and we may have at least partial recourse to the equipment vendor in certain programs. Of the loans maturing after 2002, $3.1 billion have fixed interest rates and $7.2 billion have floating interest rates.

     Direct Financing Leases--

     The components of the net investment in direct financing leases, included as part of Equipment Loans and Leases on our consolidated balance sheet, are as follows:
                                                            December 31,
                                                           -------------
                                                            2001     2000
                                                         -------   -------
                                                       (dollars in millions)
         Total minimum lease payments...............    $  1,723   $ 1,556
         Estimated residual values..................         320       310
         Deferred initial direct costs..............          15        18
         Unearned income............................        (307)     (288)
                                                        ---------- -------
         Net investment in direct financing leases..    $  1,751   $ 1,596
                                                        ========   =======

     At December 31, 2001, the future minimum lease payments to be received on direct financing leases for the five succeeding fiscal years and thereafter are (in millions):

       Year Ending December 31:
         2002 ......................................  $   699
         2003 ......................................      449
         2004 ......................................      291
         2005 ......................................      134
         2006 ......................................       62
         Thereafter.................................       88
                                                      -------
              Total  minimum lease payments ........  $ 1,723
                                                      =======

     Impaired    Receivables,    Repossessed    Assets,    and   Troubled   Debt
Restructurings--

     We do not recognize interest and fee income on impaired receivables or repossessed assets, both of which are classified as nonearning, as set forth in the following table:
                                                            December 31,
                                                           -------------
                                                          2001      2000
                                                         -----     ------
                                                      (dollars in millions)
     Impaired receivables.............................   $ 408     $ 285
     Repossessed assets...............................      23        22
                                                         -----     ------
          Total nonearning assets.....................   $ 431     $ 307
                                                         =====     ======
     Ratio of total nonearning assets to
        total lending assets. ........................    2.7%      1.9%

     Nonearning assets included $30 million and $37 million in 2001 and 2000, respectively, for our International Factoring and Asset Based Finance Segment.

     The average investment in nonearning impaired receivables was $333 million, $246 million and $214 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     We did not have any loans that are considered troubled debt restructurings at December 31, 2001 or 2000. Troubled debt restructurings are earning loans restructured at below market terms.

     The following table indicates the effect on income if interest on nonearning impaired receivables and troubled debt restructurings, outstanding at year-end, had been recognized at original contractual rates during the year:

                                                           For the Year       For the Year
                                                              Ended              Ended
                                                           December 31,       December 31,
                                                           ------------      --------------
                                                          2001  2000  1999  2001  2000  1999
                                                          ----  ----  ----  ----  ----  ----
                                                             Domestic          Foreign
                                                                    (in millions)
         Interest income which would have been
              recorded.................................   $29   $25   $ 12   $18  $19    $20
         Interest income recorded......................     1     1      2    --   --     --
                                                          ----  ----  ----  ----  ----  ----
         Effect on interest income.....................   $28   $24    $10  $18   $19    $20
                                                          ====  ====  ====  ====  ====   ===

     Loan Modifications--

     At December 31, 2001 and 2000 there was $11 million and $0, respectively, of impaired loans that were restructured and returned to earning status.

     Allowance for Losses of Receivables--

     The changes in the allowance for losses of receivables and repossessed assets were as follows:
                                                        For the Year Ended
                                                            December 31,
                                                       2001     2000    1999
                                                       ----     ----    ----
                                                           (in millions)
     Balance at the beginning of the year........      $ 342    $ 316   $ 271
          Provision for losses...................        297      148     136
          Writedowns.............................       (225)    (140)   (116)
          Recoveries.............................         31       25      18
          HCFP acquisition.......................         --      --        7
          Sale of HCS assets.....................         --      --       (2)
          Other..................................         (3)      (7)      2
                                                       ------   ------  -----
     Balance at the end of the year..............      $ 442    $ 342   $ 316
                                                       =====-   =====-  =====

     There were no material changes in estimation methods and assumptions for the allowances that took place during 2001. The Company considers the allowance for loan losses of $442 million adequate to cover losses inherent in our loan portfolio as of December 31, 2001. Because the allowance is based on judgements and estimates, it is reasonably possible that those judgements and estimates could change in the future causing a corresponding change in the recorded allowance.

     Impaired receivables with identified reserve requirements were $371 million and $260 million at December 31, 2001 and 2000, respectively.

                                                                                    December 31,
                                                                                    ------------
                                                                                    2001      2000
                                                                                   ------    ------
                                                                                (dollars in millions)
         Identified reserve requirements for impaired receivables.............     $ 149     $  78
         Additional allowance for losses of receivables.......................       293       264
                                                                                   -----      -----
              Total allowance for losses of receivables.......................     $ 442     $ 342
                                                                                   ======     =====
         Ratio of total allowance for losses of receivables to nonearning
              impaired receivables............................................      108%      120%

6.   Investments and Other Assets

   Equity and Real Estate Investments--

     The following table sets forth a summary of the major components of our equity and real estate investments (in millions):
                                                              December 31,
                                                              -----------
                                                            2001      2000
                                                           ------    ------
    Equity interests and investments...................    $  372    $  402
    Real estate investments............................       340       321
    Available for sale equity securities...............        24        72
                                                           ------    ------
         Total equity and real estate investments......    $  736    $  795
                                                           ======    ======

     Equity  interests  and  investments   principally   include  common  stock,
preferred stock, warrants and limited partnership investments.

     Real estate investments are acquisition, development and construction investment transactions. At December 31, 2001, we held investments in 159 projects with balances ranging up to approximately $12 million.

     The available for sale equity securities are principally comprised of shares of publicly traded common stock. Net unrealized holding gains on these securities were $9 million and $49 million at December 31, 2001 and 2000, respectively, and are recorded in other comprehensive income on a net of tax basis.

   Debt Securities--

     The Company's debt securities are comprised of available for sale debt securities and include purchased investments in debt securities and $435 million of securities retained in connection with our loan sales or securitizations. Of the $435 million of securities retained, $428 million was repurchased at fair market value by the Company and recorded as commercial loans receivable concurrent with the termination of the conduit in January 2002. Net unrealized holding losses on total available for sale debt securities were $64 million and $34 million at December 31, 2001 and 2000, respectively. These amounts are recorded in other comprehensive income, on a net of tax basis.

     Operating Leases--

         Equipment on lease includes the following (in millions):

                                                        December 31,
                                                       -------------
                                                       2001      2000
                                                     -------   -------
         Aircraft and related equipment...........   $  403    $  384
         Telecommunications equipment ............      134       113
         Computer related equipment ..............       70        84
         Other ...................................      190       259
         Less:  accumulated depreciation..........     (206)     (145)
                                                     -------   -------
              Equipment on lease..................   $  591    $  695
                                                     =======   =======

     Non-cancelable future minimum rental receipts under the leases are $89 million, $65 million, $45 million, $29 million and $14 million for 2002 through 2006. Substantially all aircraft and related equipment were under lease as of December 31, 2001.

   Investments in International Joint Ventures--

     The following table sets forth a summary of the financial results of our international joint ventures on a combined basis. This information does not reflect Heller's pro-rata share of these investments:

                                                 December 31,
                                                -------------
                                                2001       2000
                                                ----      -----
                                             (dollars in millions)

         Factoring volume....................  $ 23,981  $ 21,187
         Total receivables...................     4,412     4,312
         Net income..........................        69        65

     The following table shows our investment in international joint ventures by geographic region:
                                                    December 31,
                                                   -------------
                                                   2001      2000
                                                   -----    -----
                                                (dollars in millions)
         Europe...............................    $   200    $  188
         Latin America........................         10        11
         Asia/Pacific.........................         18        17
                                                  -------    ------
              Total...........................    $   228    $  216
                                                  =======    ======

     We own interests of 40% to 50% in these joint ventures. Our largest investment in international joint ventures is NMB-Heller Holding N.V. which accounts for 69% of our total investments in international joint ventures at December 31, 2001. NMB-Heller Holding N.V. operates finance companies primarily located in the Netherlands, Germany and the United Kingdom. Our investment in NMB-Heller Holding N.V. totaled $155 million and $148 million at December 31, 2001 and 2000, respectively. NMB-Heller Holding N.V. had total receivables of $3.5 billion and $3.4 billion as of December 31, 2001 and 2000 and revenues of $240 million and $227 million for the years then ended.

     During 2000, we sold our investment in our joint venture in Belgium. Our investment in this entity totaled nearly $12 million. A pre-tax gain of $17 million from the sale was recorded as part of fees and other income.

    Lending partnerships--

     Our investments in lending partnerships are primarily comprised of investments of our Leasing Services unit and primarily include partnership interests within the aircraft industry and affordable housing. As of December 31, 2001, we held interests in 42 lending partnerships versus 36 at December 31, 2000.

   Goodwill--

     The following table presents goodwill balances, net of amortization, relating to our acquisitions:
                                                        December 31,
                                                       -------------
                                                      2001      2000
                                                    ------   -------
                                                 (dollars in millions)
         HCFP                                      $   213   $   222
         Dealer Products Group..................       166       174
         Factofrance............................        51        56
         Other..................................         6         6
                                                   -------   -------
              Total goodwill....................   $   436   $   458
                                                   =======   =======

     Amortization for each year ended December 31, 2001 and 2000 totaled $20 million and for the year ended December 31, 1999 totaled $15 million.

  Other Assets--

     The following table sets forth a summary of the major components of other assets:

                                                                            December 31,
                                                                           -------------
                                                                           2001      2000
                                                                           -----    -----
                                                                           (in millions)
         Other Assets:
              Deferred  income tax  benefits,  net of allowance of $11
                and  $5 at December 31, 2001 and 2000, respectively...    $  346    $  211
              Prepaid expenses and other assets........................      142       225
              Furniture, fixtures and equipment........................       32        57
              Repossessed assets.......................................       23        22
              Non-compete agreement....................................        1         4
                                                                          ------   -------
                  Total other assets...................................   $  544   $   519
                                                                          ======   =======

7.  Debt

     Commercial paper and short-term borrowings--Prior to the GE Capital Merger we used commercial paper to finance a portion of our domestic operations. Our consolidated international subsidiaries used short-term borrowings and commercial paper to finance international operations. Subsequent to the GE Capital Merger the majority of our commercial paper borrowings were terminated and financed through inter-company notes with GE Capital - see Note 19 - Related Parties. Total commercial paper borrowings represent 2% of total debt at December 31, 2001. Combined commercial paper and short-term borrowings represent 7% of total debt at December 31, 2001.

     The  following  table   summarizes  our  commercial  paper  and  short-term
borrowings as of December 31, 2001 and 2000:

                                                                            December 31,
                                                                           --------------
                                                                           2001      2000
                                                                          -------  -------
                                                                           (in millions)
         Domestic commercial paper...................................     $    --  $  3,485
         International commercial paper..............................         215       652
         Factofrance short-term borrowings...........................         499       833
         Other consolidated subsidiaries short-term borrowings.......          59       141
                                                                          -------  --------
              Commercial paper and short-term borrowings.............     $   773  $  5,111
                                                                          =======  ========

     The table below sets forth information concerning our domestic commercial paper borrowings. The average interest rates and average borrowings are computed based on the average daily balances during the year.

                                                                           2001      2000     1999
                                                                           ----      ----     ----
                                                                            (dollars in millions)
         Commercial Paper--domestic:
              Average interest rate
                  During the year......................................     4.48%    6.45%    5.32%
                  During the year, including the effect of
                      commitment fees..................................     4.80     6.63     5.47
                  At year-end..........................................       --     7.09     6.13

                  Average borrowings...................................   $2,518  $ 3,699  $ 3,346

                  Maximum month-end borrowings.........................    3,718    3,959    4,194
                  End of period borrowings.............................       --    3,485    3,523

     Our International commercial paper includes Factofrance commercial paper at December 31, 2001 and 2000 and also includes issuances under our Canadian commercial paper program at December 31, 2000. Factofrance commercial paper issued at December 31, 2001 had an average interest rate of 3.59% and its short-term borrowings at December 31, 2001 had an average interest rate of 3.84%. Factofrance uses primarily short-term debt and commercial paper to fund its assets, which are short-term in nature. We used Canadian commercial paper to fund our Canadian assets during 2000.

     Available credit and asset sale facilities--At December 31, 2001, we have total committed credit and asset sale facilities of $2.2 billion, of which $1.2 billion was available for use at December 31, 2001.

     Included in committed facilities are foreign bank credit facilities totaling $445 million (U.S. dollar equivalent) for our consolidated international subsidiaries and $25 million under foreign currency revolving credit facilities. As of December 31, 2001, there was approximately $450 million available under these facilities. Included in foreign bank credit facilities is approximately $129 million of additional alternative liquidity. This is available by discounting eligible French receivables with the French Central Bank since Factofrance, our wholly-owned subsidiary, is a registered financial institution in France. At December 31, 2001, all of this facility was available for use.

     At December 31, 2001 we had an asset backed commercial paper conduit facility that allowed us to sell participations in a designated pool of Corporate Finance cash-flow loans to bank-sponsored conduits on a limited recourse basis. The underlying liquidity support is provided by unaffiliated commercial banks. Liquidity support under this facility totaled $1.2 billion, of which $550 million was utilized at December 31, 2001. This facility was terminated on January 18, 2002.

     We have a 364-day facility, expiring May 1, 2002, which allows us to sell up to $500 million of our equipment receivables to two bank-sponsored conduits on a limited recourse basis. As of December 31, 2001 we had approximately $122 million available under this facility.

     Notes and debentures--The scheduled maturities of debt outstanding at December 31, 2001, other than commercial paper and short-term borrowings, gross of the unamortized discount of $8 million, and excluding the mark to market adjustment due to hedge accounting treatment of $275 million, are as follows:

                                                      Scheduled Maturities at December 31,
                                                                                         After
                                        2002      2003      2004      2005      2006      2006    Total
                                        ----      ----      ----      ----      ----      ----    -----
                                                             (dollars in millions)
     Various fixed rate notes and
        debentures.................... $ 1,865  $ 2,037   $   898    $1,027   $   900   $   649  $  7,376
     Fixed weighted average rate......    6.77%    6.94%     6.27%     7.39%     6.37%     7.36%     6.84%
     Various floating rate notes
        and debentures................ $ 1,816  $ 1,068   $   105        --   $    25        --  $  3,014
     Floating weighted average rate...    2.27%    2.81%     3.06%       --      2.45%       --      2.49%
     Total notes and debentures....... $ 3,681  $ 3,105   $ 1,003    $1,027   $   925    $  649  $ 10,390

     Our various fixed and floating rate notes and debentures are denominated in U.S. dollars, Euros, French francs, Singapore dollars, British pounds, Japanese yen, Canadian dollars, and Australian dollars. In order to fix the exchange rate of foreign currency to U.S. dollars on the foreign currency denominated debt, we have entered into cross currency interest rate swap agreements. In order to convert certain fixed rate debt to floating rate debt and vice-versa, we have entered into interest rate swap agreements. During 2001 the majority of these swaps were terminated or assigned to GE Capital.

     The following table provides the year-end weighted average interest rate of the U.S. dollar and foreign denominated debt (gross of the unamortized discount of $8 million in 2001 and 2000 and excluding the mark to market adjustment due to hedge accounting treatment of $275 million in 2001) before and after the effect of the swap agreements at December 31, 2001 and 2000.

                                                        Weighted Average Interest Rate
                                                        ------------------------------
                                                 Before    After              Before    After
                                                 Effect   Effect   Variable   Effect   Effect
                                     Fixed Debt    of       of       Debt       of       of    Total Debt
                                     Outstanding  Swap     Swap   Outstanding  Swap     Swap   Outstanding
                                      ---------   -----   ------  ----------   -----   ------- -----------
                                                             (dollars in millions)
     2001:
        United States dollar.......    $ 6,787    6.98%     6.98%    $2,574     2.49%    2.49%   $  9,361
        Euros......................        271    5.75      2.36         99     3.67     3.45         370
        French franc...............          3    5.25      5.25         55     3.94     3.94          58
        Singapore dollar...........         86    3.12      2.46         --     --        --           86
        Japanese yen...............         --      --       --         173     0.38     2.50         173
        British pound..............         --      --       --          29     4.30     4.30          29
            Canadian dollar........         99    5.58      5.58         32     2.44     2.44         131
            Australian dollar......        130    5.50      2.74         52     4.98     2.74         182
                                       -------    ----      ----     ------     ----     ----    --------
           Total...................    $ 7,376    6.84%     6.66%    $3,014     2.49%    2.57%   $ 10,390
                                       =======    ====      ====     ======     ====     ====    ========
     2000:
        United States dollar.......    $ 5,933    7.03%     6.97%    $4,107     7.00%    6.97%   $ 10,040
        Euros                              283    5.75      7.08        118     5.26     5.35         401
        French franc...............          9    5.25      5.25         58     5.60     5.60          67
        Singapore dollar...........         74    3.31      6.14         --     --       --            74
        Czech koruna...............         21    6.00      7.01         33     5.53     6.99          54
        British pound..............         --      --       --          29     6.39     6.39          29
                                       -------      --       --      ------     ----     ----    --------
           Total...................    $ 6,320    6.92%     6.96%    $4,345     6.92%    6.90%   $ 10,665
                                       =======    ====      ====     ======     ====     ====    ========

     The contractual interest rates for the U.S. dollar denominated fixed rate debt range between 4.10% and 8.00% at December 31, 2001. The contractual rates on the U.S. dollar denominated floating rate debt are based primarily on indices such as the Federal Funds rate plus 0.45% to 0.77% and the three-month London Inter-Bank Offered Rate (LIBOR) plus 0.04% to 0.75%.

     Subordinated Debt-- In May 2001, HFI Trust I (the "Trust"), a wholly owned subsidiary of the Company, issued 7 million units of 7% mandatory redeemable preferred securities (the "MEDS units") at $25 per unit. Each MEDS unit consists of a trust preferred security and a forward purchase contact under which the holder is required to purchase a variable number of shares in the Company's Class A Common Stock for a fixed purchase price at the end of a three-year period, absent specified circumstances that may entitle the holder to exercise that right at an earlier time (such as the GE Capital Merger). During the fourth quarter of 2001, each holder of a MEDS unit was given the opportunity to settle the forward purchase contract component of the MEDS unit during a specified period (the Early Option Period) pursuant to a change in control provisions in the documents underlying the MEDS units, resulting in a $69 million reduction to the Company's additional paid in capital. As a result of the Early Option Period, (a) holders of 6,994,920 MEDS units opted to settle their forward purchase contracts and remain as holders of the trust preferred securities and
(b) holders of 5,080 MEDS units did not opt to settle and remain holding MEDS units. The sole assets of the Trust are subordinated deferrable notes (the "Notes") issued by Heller. These Notes will mature on May 2, 2006 and have a liquidation value of $25. The obligations with respect to the Trust constitute a full and unconditional guarantee by the Company. The trust preferred securities of the MEDS units are classified in the Company's balance sheet as subordinated debt at their face and redemption amount of $175 million. Distributions on the Notes of 7% per year, or $1.75 per unit, are paid quarterly and are included in interest expense on the Consolidated Statements of Income. For the year ended December 31, 2001, the Company distributed $8.2 million on the Notes to the holders of MEDS units. The Company has exercised its right to liquidate the Trust, cancel the trust preferred securities and distribute the Notes to the holders of the MEDS units and the trust preferred securities pursuant to the Declaration of Trust. A certificate of Cancellation of Trust was filed with the Secretary of State of Delaware effective as of March 29, 2002. The MEDS were delisted from the New York Stock Exchange on May 9, 2002.

8. Derivative Financial Instruments and Financial Instruments with Off-Balance Sheet Risk

     We are party to several types of agreements involving derivatives and financial instruments with off-balance sheet risk. These instruments are used to meet the financing needs of borrowers and to manage our own exposure to interest rate and currency exchange rate fluctuations. These instruments principally include interest rate swap agreements, forward currency exchange contracts, options, futures contracts, interest rate cap agreements, loan commitments, letters of credit and guarantees.

     Derivative financial instruments used for risk management purposes--We use derivatives as an integral part of asset/liability management to reduce our overall level of financial risk. These derivatives, particularly interest rate swap agreements, are used to:

o    diversify sources of funding;
o alter interest rate exposure arising from mismatches between assets and liabilities; and
o    manage exposure to fluctuations in foreign exchange rates.

     Our derivative instruments are entirely related to accomplishing these risk management objectives, which arise from normal business operations. We are not an interest rate swap dealer nor are we a trader in derivative securities. We have not used speculative derivative products to generate earnings from changes in market conditions.

     Subsequent to the GE Capital Merger, the risk management function was transitioned to GE Capital's central treasury department. As a result, the majority of our hedge positions were either terminated or assigned to GE Capital.

     The credit risk associated with these instruments is limited to:

o    amounts earned but not collected; and

o any additional amounts we may incur to replace the instrument under current market conditions.

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

     To minimize the effect of fluctuations in foreign currency exchange rates on financial results, we periodically enter into forward currency exchange contracts, cross currency swap agreements, or currency options. These financial instruments serve as hedges of the foreign investment in international subsidiaries and joint ventures or effectively hedge the translation of the related foreign currency income. Additionally, cross currency interest rate swap agreements were primarily used to hedge foreign currency denominated inter-company receivables. Through these contracts, we effectively sell the local currency and buy U.S. dollars. We also periodically enter into forward contracts to hedge receivables denominated in foreign currencies or purchase foreign currencies in the spot market to settle a foreign currency denominated liability.

     During the twelve  months ended  December  31,  2001,  we entered into $5.9 billion in notional amount of interest rate swaps. These instruments had the effect of converting $3.5 billion of fixed rate debt to a variable rate, $2.1 billion of variable rate debt to another variable rate index, $34 million of variable rate debt to a fixed rate and $304 million of fixed rate assets to a variable rate. During the same period, $11.5 billion of our interest rate swaps were assigned to GE, terminated or matured.

     The following table summarizes the contractual notional amounts of our derivative financial instruments as of December 31, 2001 and 2000.

                                                                           Contractual or
                                                                          Notional Amount
                                                                          -----------------
                                                                           2001       2000
                                                                          ------     ------
                                                                           (in millions)
         Interest rate swap agreements................................    $    3    $ 4,699
         Basis swap agreements........................................       979      2,161
         Forward currency exchange contracts..........................       267      1,007
         Cross currency interest rate swap agreements.................       693        633
         Interest rate futures contracts..............................       --         334
         Purchased options............................................       --         127
         Interest rate cap agreements.................................        9          30

     During 2001 we terminated or assigned to GE Capital the majority of our derivatives. As a result, the designated hedge relationships were terminated and the mark to market on the hedged items were amortized to other income. This amortization totaled approximately $20 million for the year ended December 31, 2001.

     At December 31, 2001, $3 million of our derivatives are fair value hedges, $693 million are hedges of foreign currency exposure of net investments in foreign operations, and $1,255 million does not meet the criteria for hedge accounting under SFAS No. 133.

     For the year ended December 31, 2001, the combined effect of a net gain of approximately $1 million from fair value hedges and other derivative activity is classified as Other Income on the Consolidated Statements of Income. Also for the year ended December 31, 2001, unrealized losses on qualifying cash flow hedges of $2 million net of taxes of $1 million is recognized in Other Comprehensive Income in the Consolidated Statements of Changes in Stockholder's Equity. The income statement impact of cash flow hedges was not significant for the year ended December 31, 2001.

     For forward contracts that qualify as hedges of the foreign currency exposure of net investments in foreign operations, a loss of $19 million is included in the cumulative translation adjustment for the year ended December 31, 2001. This is partially offset by increases in investments in foreign operations.

     Commitments, letters of credit and guarantees--We generally enter into various commitments, letters of credit and guarantees in response to our customers' financing needs. Since we expect many of these agreements to expire unused, the total commitment amount does not necessarily represent future cash requirements. The credit risk involved in issuing these instruments is similar to extending loans to borrowers. Our credit quality and collateral policies for controlling this risk are similar to those involved in our normal lending transactions. Our contractual amount of commitments, letters of credit and guarantees are shown below:
                                                             Contract Amount
                                                             ---------------
                                                              2001      2000
                                                            -------   -------
                                                              (in millions)
         Loan commitments...............................   $  2,887  $  2,997
         Letters of credit and financial guarantees.....        655       512
         Investment commitments.........................        117       150

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

9.  Legal Proceedings

     We are party to a number of legal proceedings as plaintiff and defendant, all arising in the ordinary course of our business. Although the ultimate outcome of these proceedings is not ascertainable, we believe that the amounts, if any, which may ultimately be funded or paid will not have a material adverse effect on our financial condition or results of operations.

10.  Rental Commitments

     Our minimum rental commitments under non-cancelable operating leases and other service agreements at December 31, 2001 are as follows (in millions):

         2002.........................................................$ 24
         2003.........................................................  21
         2004.........................................................  20
         2005.........................................................  19
         2006.........................................................   5
         Thereafter...................................................  29
                                                                      ----
         Total........................................................$118
                                                                      ====

     Total rent expense, net of rental income from subleases, was $31 million, $30 million, and $37 million for the years ended December 31, 2001, 2000 and 1999, respectively.

11.   Preferred Stock

     The following table summarizes our non-redeemable preferred stock:

                                                                          As of December 31,
                                                                            2001      2000
                                                                            (in millions)
         Cumulative Perpetual Senior Preferred Stock, Series A......       $    --   $   125
         Noncumulative Perpetual Senior Preferred Stock, Series C...           150       150
         Noncumulative Perpetual Senior Preferred Stock, Series D...           125       125
                                                                          --------  --------
                          Total Preferred Stock ....................       $   275   $   400
                                                                           =======   =======

     Cumulative Perpetual Senior Preferred Stock, Series A ($.01 Par Value; stated value, $25; 8.125%; 5,000,000 shares authorized and outstanding)-- On May 15, 2001 we redeemed all of the 5,000,000 outstanding shares of our 8-1/8% Cumulative Perpetual Senior Preferred Stock, Series A. The shares were redeemed at the redemption price of $25.00 per share, plus accrued and unpaid dividends to the date of redemption, payable to holders of record thereof on May 1, 2001.

     Noncumulative Perpetual Senior Preferred Stock, Series C ($.01 Par Value; stated value, $100; 6.687%; 1,500,000 shares authorized and outstanding)-- Our Series C Preferred Stock is not redeemable prior to August 15, 2007. On or after this date, we can redeem, in whole or in part, the Series C Preferred Stock at a redemption price of $100 per share, plus any accrued and unpaid dividends.

     Noncumulative Perpetual Senior Preferred Stock, Series D ($.01 Par Value; stated value, $100; 6.95%; 1,250,000 shares authorized and outstanding)--Our Series D Preferred Stock is not redeemable prior to February 15, 2009. On or after this date, we can redeem, in whole or in part, the Series D Preferred Stock at a redemption price of $100 per share, plus any accrued and unpaid dividends.

     Redeemable Preferred Stock--We have authorized the issuance of 100,000 shares of a series of preferred stock designated NW Preferred Stock, Class B (No Par Value) (NW Preferred Stock). This stock was authorized pursuant to the Keep Well Agreement between us and Fuji Bank. Effective with the Heller Share Acquisition, Fuji Bank assigned all rights and obligations under the Keep Well Agreement to GE Capital, and GE Capital accepted all such rights and obligations. The Keep Well Agreement (including all amendments to the Keep Well Agreement) has, among other things, an agreement for GE Capital to purchase NW Preferred Stock in an amount required to maintain our stockholder's equity at $500 million. As of December 31, 2001, our stockholder's equity was $2.3 billion. If and when issued, we will pay quarterly dividends on the NW Preferred Stock at a rate per annum equal to 1% over the three-month LIBOR rate. Subject to certain conditions, the holder can redeem the NW Preferred Stock within a specified time period after a calendar quarter end. The redemption amount must not exceed the amount of our stockholder's equity over $500 million. The redemption price will equal the price paid for the stock plus accumulated dividends. No purchases of NW Preferred Stock have been made by GE Capital or Fuji Bank under the Keep Well Agreement.

12.   Dividend Restrictions and Payments

     Under the provisions of the Delaware General Corporation Law, we may legally pay dividends only out of our surplus or out of our net profits for either the current or preceding fiscal year, or both. In addition, we are prohibited from paying dividends on common stock unless all current dividends on the Series C and Series D Preferred Stock have been paid. Also, we are prohibited from paying dividends on any other preferred stock that ranks, with respect to the payment of dividends, equal or junior to the Series C and Series D Preferred Stock, unless all current and full cumulative dividends on these preferred stocks have been paid.

     The following table summarizes the dividends declared and paid dividends on our shares of Preferred Stock during 2001 and 2000:

                                                                          As of December 31,
                                                                         -------------------
                                                                            2001      2000
                                                                          --------   ------
                                                                            (in millions)
         Cumulative Perpetual Senior Preferred Stock, Series A......       $     5   $    10
         Noncumulative Perpetual Senior Preferred Stock, Series C...            10        10
         Noncumulative Perpetual Senior Preferred Stock, Series D...             9         9
                                                                          --------  --------
                          Total Preferred Stock ....................      $     24  $     29
                                                                          ========  ========

     We paid Common Stock dividends of $29 million and $39 million in 2001 and 2000, ratably to our Class A and Class B shareholders.

13.   Treasury Stock

     We have an executive deferred compensation plan (the Plan) into which certain employees could elect to defer a portion of their annual compensation on a pre-tax basis. The amount deferred remains an asset of Heller and was invested in several mutual funds and, prior to the Heller Share Acquisition, in our Class A Common Stock. During 2001, prior to the Heller Share Acquisition, $4 million of Class A Common Stock was repurchased to meet the obligations of the executive deferred compensation plan. Effective with the Heller Share Acquisition on October 24, 2001, all of the investments of the Plan in the Company's Class A Common Stock were liquidated for $53.75 per share and the funds were re-invested in the mutual funds of the Plan. This reduced treasury stock by $10 million. At December 31, 2001 and 2000 we held 0 and 235,562 shares, respectively, of treasury stock through the Plan. See Note 17--Employee Benefits-- for additional information relating to the Plan.

     During 2001, prior to the Heller Share Acquisition, $4 million of Class A Common Stock was also repurchased to meet the obligations of Heller's stock incentive compensation plans. As a result of the GE Capital Merger, during the fourth quarter of 2001 the stock incentive compensation plans were terminated and all vested stock options were settled for cash. At December 31, 2001 and 2000 we held 0 and 661,941 shares, respectively, of our Class A Common Stock for use in meeting the requirements of our stock incentive compensation plans.

     There were no shares of treasury stock held as of December 31, 2001.

14.   Fees and Other Income

     The following table summarizes our fees and other income for the years ended December 31, 2001, 2000 and 1999:
                                                              Year Ended
                                                             December 31,
                                                        2001     2000     1999
                                                        ----     ----     ----
                                                             (in millions)
         Investment and asset sale income...........  $  148    $ 201    $ 175
         Fee income and other.......................     129       97      111
                                                       ------   ------   ------
               Total................................  $  277    $ 298    $ 286
                                                      =======   ======   ======

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

15.   Operating Expenses

     The following table sets forth a summary of the major components of operating expenses:

                                                                                Year Ended
                                                                               December 31,
                                                                          2001     2000     1999
                                                                          ----     ----     ----
                                                                               (in millions)
         Salaries and other compensation..............................    $  234   $  236   $  237
         Legal and professional fees..................................        33       41       45
         Business acquisition costs...................................        33       26       23
         Space costs..................................................        31       30       37
         Equipment costs..............................................        29       33       25
         Goodwill and non-compete agreement amortization..............        24       24       19
         Travel and entertainment costs...............................        19       21       19
         Other........................................................        53       48       51
                                                                          ------   ------   ------
              Total...................................................    $  456   $  459   $  456
                                                                          ======   ======   ======

16.   Small Business Finance Charge

     In the first quarter of 2001 we decided to discontinue the origination of SBA loans through our Small Business Finance unit. In connection with this decision, we incurred a one time pre-tax charge of approximately $12 million (approximately $8 million after-tax). This charge primarily relates to employee severance benefits and facility-related costs.

     Of the total costs incurred related to this transaction, approximately $400,000 remains a liability as of December 31, 2001.

17.   Employee Benefits

     We had various incentive compensation plans and a savings and profit-sharing plan during 2001 which provided for annual contributions for eligible employees based on our achievement of certain financial objectives and employee achievement of certain objectives.

     Pension and Post Retirement Plans -- We have a noncontributory defined benefit pension plan (Retirement Plan) covering substantially all of our domestic employees and a supplemental executive retirement plan (SERP) in which certain employees participate. Our policy is to fund, at a minimum, pension contributions as required by the Employee Retirement Income Security Act of 1974. Benefits under the Retirement Plan and SERP are based on an employee's years of service and average earnings for the five highest consecutive years of compensation occurring during the last ten years before retirement.

     We also provide health care benefits for eligible retired employees and their eligible dependents through the Post-retirement Health Care Plan (Health Care Plan).

     The following table summarizes the change in the benefit obligations for the Retirement Plan and Health Care Plan at the end of the respective year and identifies the assumptions used to determine the benefit obligation:

                                                                                      Post-Retirement
                                                             Retirement Plan         Health Care Plan
                                                               Year Ended               Year Ended
                                                              December 31,             December 31,
                                                              ------------             ------------
                                                          2001     2000    1999    2001    2000     1999
                                                          ------  -------  ------ -------  ------  -------
                                                                      (dollars in millions)
         Change in benefit obligation
          Benefit obligation at January 1...............  $  50   $   50   $  52  $   10   $  10   $   10
             Service Cost...............................      3        3       4    --       --      --
             Interest Cost..............................      4        3       4       1       1        1
             Plan Amendments............................      1      --      --      --      --       --
             Acquisitions/Divestitures..................    --       --       (1)    --      --       --
             Actuarial loss(gain).......................      8       (5)     (7)      1     --       --
             Benefits paid..............................     (1)      (1)     (2)     (1)     (1)      (1)
                                                          ------  -------  ------ -------  ------  -------
               Benefit obligation at December 31........  $  65   $   50   $  50  $   11   $  10   $   10
                                                          ======  =======  ====== =======  ======  =======
             Change in plan assets
          Fair value of plan assets at January 1........  $  53   $   56   $  50  $  --    $  --   $   --
             Actual return on plan assets...............     (4)      (2)      8       1       1       --
             Benefits paid..............................     (1)      (1)     (2)     (1)     (1)      --
                                                          ------  -------  ------ -------  ------  -------
          Fair value of plan assets at December 31......  $  48   $   53   $  56  $   --   $  --   $   --
                                                          ======  =======  ====== =======  ======  =======
        Reconciliation of funded status
          Funded status.................................  $ (13)  $    3   $   6  $  (11)  $ (10)  $  (10)
          Unrecognized prior service cost...............     --       (1)     (1)     (1)     (1)      --
          Unrecognized actuarial (gain) loss............      2      (11)    (14)      1       1        1
          Unrecognized transition obligation............     --       --      --       4       4        4
                                                          ------  -------  ------ -------  ------  -------
             Net amount recognized in the statement
               of financial position at December 31.....  $ (11)  $   (9)  $  (9) $   (7)  $  (6)  $   (5)
                                                          ======  =======  ====== =======  ======  =======
        Weighted-average assumptions as of
          December 31:
          Discount rate.................................  7.00%    7.75%   7.50%   7.00%    7.75%   7.50%
          Expected return on assets.....................  9.00     9.00    9.00     N/A      N/A     N/A
          Rate of salary increases......................  5.00     5.00    5.00     N/A      N/A     N/A

     Components of net pension cost for the Retirement Plan and the Health Care Plan for the following periods are:

                                                             Retirement Plan          Post-Retirement
                                                               Year Ended          Healthcare Plan Year
                                                              December 31,          Ended December 31,
                                                              ------------          ------------------
                                                           2001     2000    1999    2001    2000     1999
                                                          ------  -------  ------ -------  ------  -------
                                                                          (in millions)
         Service cost..................................   $  3    $    3   $   4  $   --  $   --   $   --
         Interest cost.................................      4         3       4       1       1        1
         Expected return on plan assets................     (5)       (5)     (5)     --      --       --
         Recognized actuarial (gain) or loss...........     --        (1)     --      --      --       --
                                                          ------  -------  ------ -------  ------  -------
               Net periodic benefit cost...............   $  2    $   --   $   3  $    1  $    1   $    1
                                                          ======  =======  ====== =======  ======  =======

     The following table summarizes the change in the benefit obligations for SERP Plan at the end of the respective year and identifies the assumptions used to determine the benefit obligation:

                                                             Supplemental Executive
                                                                Retirement Plan
                                                                   Year Ended
                                                                  December 31,
                                                                ----------------
                                                            2001     2000      1999
                                                            ----     ----      ----
                                                                 (in millions)
        Benefit obligation
          Benefit obligation at January 1..............  $     3    $   3     $   3
                                                         =======    ======    ======
          Benefit obligation at December 31 ...........  $     3    $   3     $   3
                                                         =======    ======    ======
        Plan assets
          Fair value of plan assets at January 1.......  $   --     $  --     $  --
                                                         =======    ======    ======
          Fair value of plan assets at December 31.....  $   --     $  --     $  --
                                                         =======    ======    ======
        Reconciliation of funded status
          Funded status................................  $   (3)    $  (3)    $  (3)
          Unrecognized prior service cost..............       1         2         2
          Unrecognized actuarial gain..................      (4)       (4)       (4)
                                                         -------    ------    ------
          Net amount recognized in the statement
                of financial position at December 31...  $   (6)    $  (5)    $  (5)
                                                         =======    ======    ======

     The weighted average assumptions as of December 31, 2001, 2000 and 1999 for the SERP were consistent with the discount rate and rate of salary increases applied to the Retirement Plan.

     The net pension cost for the Supplemental Executive Retirement Plan was less than $1 million for the years ended December 31, 2001, 2000 and 1999.

     In 2001 there was a reduction in plan participants due to the discontinuance of the Small Business Finance Group. This reduction resulted in a decrease in the 2001 pension expense by less than $1 million. The additional employees resulting from the HCFP acquisition in July 1999 did not have a significant impact on our pension expense since the date of acquisition. The reduction of plan participants resulting from the sale of assets of our HCS unit in December 1999, had no impact on 1999 pension expense and decreased 2000 pension expense by approximately $1 million.

     We adjust the discount and salary rates, as well as the expected rates of return on assets, for the Retirement Plan and the SERP to reflect market conditions at the measurement date. Changes in these assumptions will impact the amount of pension expense in future years. The decrease in the discount rate at December 31, 2001 will not have a material impact on the pension expense for 2002. The modest increase in the discount rate at December 31, 2000 increased expense by approximately $1 million in 2001 as compared to 2000. We have maintained our salary rate assumption at 5% for both the Retirement Plan and the SERP.

     We also adjust the discount, salary, and health care cost trend rates for the Health Care Plan to reflect market conditions at the measurement date. Changes in these assumptions will impact the amount of the benefit expense in future years. The decrease in the discount rate at December 31, 2001 will not have a material impact on the benefit expense for 2002. The increase in the discount rate at December 31, 2000 had an insignificant impact on the benefit expense for 2001.

     The accumulated post retirement benefit obligation, under the terms of the Health Care Plan, as amended, was calculated using relevant actuarial assumptions and health care cost trend rates projected at annual rates starting in 2002 with 10.0% pre-65 and 12.0% post-65 and trending down over seven years to 5.5% and 6.0%, respectively. The effect of a 1.0% annual increase in those assumed cost trend rates would increase the accumulated post retirement benefit obligation by approximately $1 million, while annual service and interest cost components in the aggregate would not be materially affected. The effect of a 1.0% annual decrease in these assumed cost trend rates would decrease the accumulated post retirement benefit obligation by approximately $1 million, while annual service and interest cost components in the aggregate would not be materially affected.

     Savings and Profit Sharing Plan - We have a Savings and Profit Sharing qualified 401(K) Plan whereby eligible employees can make voluntary pre-tax contributions to the 401(K) Plan up to 18% of their base salary, subject to certain IRS limits. Heller provides a $0.50 match on every dollar employees defer, up to the first 6% of employees' base salary. The Company may also provide profit sharing contributions for certain employees, based upon Heller's achievement of its financial objectives for the year. Contributions are held in a trust of the 401(K) Plan. Prior to the GE Capital Merger, all Company matching contributions and profit sharing contributions were in the form of Heller stock. Upon the GE Capital Merger, Heller stock held by the 401(K) Plan was liquidated and re-invested in a mutual fund of the 401(K) Plan. Subsequent Company contributions are made to the 401(K) Plan in cash. Prior to January 1, 2002, employees vested in the 401(K) Plan at 20% per year with 100% vesting at five years of service. As a result of the GE Capital Merger, the 401(K) Plan was amended to provide active employees immediate vesting of benefits effective January 1, 2002. Our contributions to the 401(K) Plan for 2001 and 2000 were $2 million and $3 million, respectively.

     Deferred Restoration Plan - Effective January 1, 2001 we have a nonqualified Deferred Restoration Plan (DRP) for certain employees. The DRP is an extension of the 401(K) plan and allows certain employees to make contributions and receive benefits - including a Company match - that would otherwise not be allowed with the 401(K) Plan because of IRS limitations. Company contributions to the DRP remain an asset of Heller. Contributions made to the DRP during 2001 were insignificant.

     Executive Deferred Compensation Plan--Our Executive Deferred Compensation Plan (the Plan) is a nonqualified deferred compensation plan in which certain employees may elect to defer a portion of their annual compensation on a pre-tax basis. The amount deferred remains an asset of Heller and may be invested, at the participant's discretion, into certain mutual funds and our Class A Common Stock. Effective with the GE Capital Merger, investment in our Class A Common Stock is no longer an option. During the fourth quarter of 2001, investments in our Class A Common Stock held by the Plan were liquidated, and the funds from the liquidation were re-invested in the mutual funds of the Plan. Payment of amounts deferred is made in a lump sum or in annual installments over a five, ten or fifteen year period as determined by the participant.

     Investments in our Class A Common Stock under this plan were reported as treasury stock on our balance sheet. At December 31, 2001 and 2000, we held 0 and 235,562 shares, respectively, of treasury stock through the Plan. Plan assets, other than treasury stock, totaled $70 million and $45 million at December 31, 2001 and 2000, respectively.

     Earnings or losses on plan assets, other than treasury stock, are included as part of fees and other income. In 2001, we recorded a gain of $5 million on plan assets. We recorded a loss on plan assets, other than treasury stock, of $3 million during 2000, and income of $8 million during 1999. Compensation expense of these same amounts was also recorded in each of these years.

     Long Term Incentive Plans--We have long-term incentive plans in which participants receive performance units that are granted at the beginning of either a two or three-year performance period. The value of a performance unit is based on our three-year average earnings per share and return on common equity. The total expense related to the long-term incentive plans was approximately $4 million in 2001 and $1 million in 2000 and 1999. Effective with the GE Capital Merger, the Long Term Incentive Plans were terminated and all accrued amounts were paid to participants in cash.

     1998 Stock Incentive Plan--We adopted a stock-based incentive plan, The Heller Financial, Inc. 1998 Stock Incentive Plan (Stock Incentive Plan), covering non-employee directors and employees (collectively, Participants).

     The Stock Incentive Plan provided for the grant of incentive and non-qualified stock options, restricted stock, stock appreciation rights, performance shares and performance units (Awards). The terms of the Awards are set forth in award agreements (Award Agreements). The Compensation Committee of the Heller Board of Directors, in its sole discretion, determined which employees received Awards as well as the type, size and terms and conditions applicable to any Award. Effective with the GE Capital Merger the Stock Incentive Plan was terminated.

     Restricted  Stock--During  2001,  2000 and 1999,  242,784  shares,  128,947 shares and 197,604 shares, respectively, of restricted stock were granted as part of compensation awards. All restricted shares were issued at the fair market value on the date of grant. Shares awarded during 2001, 2000 and 1999 had various vesting periods.

     Effective with the GE Capital Merger, all restricted stock outstanding immediately vested and was settled for cash at the GE Capital purchase price of $53.75 per share. During the fourth quarter of 2001, additional paid in capital was reduced by $14 million, reflecting the settlement of the restricted stock at its original measurement price. Deferred compensation related to the restricted stock, a contra-equity account, was eliminated to reflect the acceleration of the vesting period, resulting in a $6 million expense. An additional expense of $13 million was incurred reflecting the excess of the settlement price of $53.75 per share over the original measurement price of the restricted stock. These expenses were incurred during the fourth quarter of 2001 and are classified with the Merger expenses in the enclosed Consolidated Statements of Income.

     Compensation expense related to the restricted stock totaled $6 million during 2001 and 2000 and $5 million during 1999.

     Accounting for Stock-Based Compensation Plans--We account for the stock options in accordance with Accounting Principles Board Opinion No. 25 (APB No.
25), Accounting for Stock Issued to Employees. Under APB No. 25, we do not recognize compensation expense on the issuance of our stock options, as the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. In 2001, with the GE Capital Merger, all unvested stock options immediately vested and all options were settled. Compensation expense of $109 million relating to the stock options was fully recognized in the fourth quarter 2001 and is classified with Merger expenses in the enclosed Consolidated Statements of Income. The Company realized a tax benefit of $43 million on this transaction.

     Over 1.8 million options were granted prior to the Heller Share Acquisition as part of compensation awards. Of the 2.3 million options granted in 1999, as presented in the table below, approximately 1.1 million related to the HCFP acquisition and were 100% vested on the grant date. The options were issued at prices ranging from $2 to $37 per share to replace stock options previously held by HCFP employees for HCFP common stock.

     A summary of the status and activity of stock options under the Stock Incentive Plan as of December 31, 2001, 2000 and 1999, and changes during the years ending on those dates is presented below:

                                                   2001                     2000                   1999
                                            ----------------------------------------------------------------------
                                                          Weighted-              Weighted-               Weighted-
                                                          Average                Average                 Average
                                                          Exercise               Exercise                Exercise
                                             Shares       Price      Shares      Price       Shares      Price
                                            --------     ---------  ---------   ---------- ------------  ----------
   Outstanding at beginning of year..       3,895,623    $ 24.82    3,150,795   $  26.27    1,291,952  $ 26.85
   Granted   ........................       1,800,988      34.56    1,248,243      19.78    2,293,824    25.29
   Exercised ........................      (1,214,185)     25.03     (189,508)     17.89     (136,863)   11.81
   Forfeited ........................         (68,110)     28.12     (313,907)     23.52     (298,118)   27.84

   GE Capital merger.................      (4,414,316)     28.69           --         --           --       --
                                           -----------              ------------           -------------
   Outstanding at end of year........             --       24.82    3,895,623      26.27    3,150,795
                                           ===========              ============           =============
   Weighted-average fair value of
     options granted during the year              --                 $  11.00                $  13.45

     If we were to implement Statement of Financial Accounting Standard No. 123, Accounting for Stock Based Compensation (SFAS No. 123) for 2000 and prior, our net income applicable to common stock for 2000 and 1999 would have been $255 million and $243 million, respectively. Our diluted earnings per share would have been $2.63 and $2.61 for 2000 and 1999, respectively. The weighted average fair value of each option granted during 2000 and 1999 was $11.00 and $13.45, respectively. The annual cost of the stock options was determined using a Black-Scholes option-pricing model that assumed the following:

     o    a ten-year option life for 2000 and 1999;
     o    a risk-free interest rate of 6.53% for 2000 and 4.76% for 1999;
     o    a dividend yield of 2.04% for 2000 and 1.26% for 1999; and
     o volatility of 53.13% for 2000 based on the volatility of Heller's stock price and 36.51% for 1999 based on industry peers' volatility.

     With the settlement of stock options in 2001, the expense recognized in 2001 is not materially different under APB No. 25 versus SFAS No. 123.

     Employee Stock Purchase Plan--We adopted an Employee Stock Purchase Plan (the ESPP) which offered employees the opportunity to purchase Class A Common Stock at a discount through payroll deductions. During 2001, 2000 and 1999, we incurred expenses related to the ESPP of approximately $213,000, $271,000 and $408,000, respectively. The ESPP was terminated as a result of the GE Capital Merger.

18.   Income Taxes

     The provision for income taxes is summarized in the following table:

                                        2001     2000     1999
                                        ----     ----     ----
                                             (in millions)
         Current:
              Federal...               $ (25)    $   25   $   81
              State..................     (1)         5       11
              Foreign................     31         32       22
                                       -----     ------   ------
                  Total current......      5         62      114
                                       -----     ------   ------
         Deferred:
              Federal................    (38)        82       37
              State..................     (4)         5        3
              Foreign................    (11)       (10)      --
                                       ------    -------  ------
                  Total deferred.....    (53)        77       40
                                       ------    ------   ------
                                       $ (48)    $  139   $  154
                                      =======    ======   ======

     Heller filed its final consolidated U.S. Federal income tax return for the period ended October 24, 2001. Beginning with the period October 25, 2001, Heller will be included in the consolidated US Federal income tax return of General Electric Company. The provision for income taxes takes into account the effect of the change in consolidated income tax reporting.

     We record future tax benefits for deductible temporary differences if we believe that it is more likely or not we will realize these benefits. Included in income tax expense are amounts relating to International Group.

     We made United States Federal income tax payments of $59 million in 2001, $68 million in 2000 and $67 million in 1999.

     The reconciliation between the statutory Federal income tax provision and the actual effective tax provision for each of the three years ended December 31 is as follows:

                                                                          2001     2000     1999
                                                                          ----     ----     ----
                                                                               (in millions)
      Tax provision at statutory rate..................................   $  (18)  $  151   $  154
      State and foreign income taxes,
          net of Federal income tax effects ...........................       15       31       32
      Income of foreign subsidiaries and joint ventures and
          foreign tax credit utilization...............................      (29)     (28)     (29)
      Business related and other tax credits...........................      (19)     (15)      (8)
      Other, net.......................................................        3       --        5
                                                                          -------  -------  ------
                                                                          $  (48)  $  139   $  154
                                                                          =======  =======  ======

     The significant components of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are shown below:

                                                                            December 31,
                                                                           2001      2000
                                                                           (in millions)
        Deferred Tax Assets:
             Allowance for losses of receivables.......................   $  193    $  144
             Lease portfolio acquisitions..............................       99        89
             Net operating losses......................................       68        57
             Accrued expenses..........................................       77        42
             Foreign tax credits.......................................       11         5
             Equity interests and other investments....................        9         3
                                                                          -------   -------
        Gross deferred tax assets......................................      457       340
        Valuation allowance............................................      (11)       (5)
                                                                          -------   -------
        Gross deferred tax assets, net of valuation allowance..........      446       335
        Deferred Tax Liabilities:
             Fixed assets and deferred income from lease financing          (122)     (103)
             Repossessed properties....................................      (14)      (14)
             Unrealized appreciation of securities available for sale..       36        (7)
                                                                          -------   -------
        Gross deferred tax liabilities.................................     (100)     (124)
                                                                          -------   -------
        Net deferred tax asset.........................................   $  346    $  211
                                                                          =======   =======

     We have not made a provision for United States or additional foreign taxes on $335 million of undistributed earnings of subsidiaries outside the United States since we intend to reinvest those earnings. These earnings would become taxable upon the sale or liquidation of these international operations or upon the remittance of dividends. Given the availability of foreign tax credits and various tax planning strategies, we believe any tax liability which may ultimately be paid on these earnings would be substantially less than that computed at the statutory federal income tax rate. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against our United States tax liability. The amount of withholding tax that would be payable upon remittance of the entire amount of undistributed earnings is approximately $22 million.

     We had unused foreign tax credit carryforwards of $11 million at December 31, 2001 and $5 million at December 31, 2000. Due to substantial restrictions on the utilization of foreign tax credits imposed by the Tax Reform Act of 1986, we may not be able to utilize a significant portion of foreign tax credit carryforwards prior to expiration. Accordingly, we have recognized a valuation allowance for the amount of foreign tax credits recorded at December 31, 2001 and 2000.

     We have recorded a net deferred tax asset of $346 million as of December 31, 2001. Although realization is not assured, we believe it is more likely than not that the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are reduced.

19.   Related Parties

     Prior to the GE Capital Merger we had several financial, administrative or other service arrangements with Fuji Bank or related affiliates. As a result of the GE Capital Merger we entered into various agreements with GE Capital and terminated our arrangements with Fuji Bank. We believe that the terms of these arrangements were similar to those we would have obtained in like agreements with unaffiliated entities in arms-length transactions.

     Keep Well Agreement with GE Capital. The Keep Well Agreement was originally entered into in 1983 between us and Fuji Bank. Effective with the Heller Share Acquisition, Fuji Bank assigned all rights and obligations under the Keep Well Agreement to GE Capital, and GE Capital accepted all such rights and obligations. The Keep Well Agreement provides that if Heller should lack sufficient cash or credit facilities to meet our commercial paper obligations, GE Capital will lend us up to $500 million. That loan would be payable on demand. We could only use the proceeds from the loan to meet our commercial paper obligations.

     The Keep Well Agreement further provides that GE Capital will maintain our stockholder's equity at $500 million. Accordingly, if at the close of any month our stockholder's equity is less than $500 million, GE Capital will purchase, or cause one of its subsidiaries to purchase, shares of our NW Preferred Stock in an amount necessary to increase our stockholder's equity to $500 million.

     We paid commitment fees to GE Capital and/or Fuji Bank under the Keep Well Agreement of less than $1 million in 2001, 2000 and 1999. Interest on any loans will be charged at the prime rate of Morgan Guaranty Trust Company of New York plus 0.25% per annum. No loans or purchases of NW Preferred Stock have been made by GE Capital or Fuji Bank under this agreement.

     Neither GE Capital nor Heller can terminate the Keep Well Agreement on or prior to December 31, 2002. After December 31, 2002, the Keep Well Agreement can only be terminated if we have received written certifications from Moody's Investor Service, Inc. and Standard and Poor's Corporation that, upon termination, our Series C Preferred Stock will be rated no lower than "baa1" and "BBB" respectively. Similarly, after December 31, 2002, the agreement may only be terminated if our senior debt ratings were unchanged as a result of the termination of the Agreement. After December 31, 2007, the agreement may be terminated by either party with 30 business days written notice.

     Services Provided by Fuji Bank for Heller. Certain employees of Fuji Bank performed managerial, administrative and other related functions for Heller during 2001, 2000 and 1999. We compensated Fuji Bank for the use of such individuals' services at a rate that reflects current costs. The amount paid to Fuji Bank for these services was approximately $1 million during 2001, 2000 and 1999. Additionally, certain subsidiaries of Fuji Bank acted as registrar and paying agent for certain debt issuances by Heller. These services were provided at market rates.

     Fuji Bank and one of its subsidiaries occasionally also served as co-managers for various offerings of Heller debt securities. These services were provided at market rates and paid directly to the lead underwriter on the offering.

     Services Provided by Heller for Fuji Bank and Affiliates. We performed services for our affiliates, including FAHI, and charged them for the cost of the work performed. The amount received from FAHI was less than $1 million in during 2001, 2000 and 1999. Additionally, we guaranteed payment under a deferred compensation arrangement between FAHI and certain of its employees who were providing services to Heller. In certain instances we also guaranteed the obligations of our clients or the clients of certain joint ventures, under letters of credit issued by financial institutions, some of which are Heller's affiliates.

     Intercompany Receivables, Payables, Transactions and Financial Instruments. At December 31, 2001 we had $4.3 billion of notes payable to GE Capital. During 2001 we expensed $12.8 million in interest to GE Capital on these notes.

     At December 31, 2000, inter-company notes payable included net amounts due to and due from affiliates of $3 million. These amounts mainly include interest bearing demand notes representing amounts due to and from Heller, arising from advances, administrative fees and costs charged to other subsidiaries of FAHI and amounts payable to FAHI for services provided. The notes bear interest at rates that approximate the average rates our commercial paper obligations or short-term bank borrowing rates outstanding during the period. During 2000 we paid interest of $210,000 to FAHI related to these notes. These notes were paid-off during 2001.

     Fuji Bank and one of its subsidiaries provided committed lines of credit to our consolidated international subsidiaries totaling $43 million at December 31, 2000. Fuji Bank also provided uncommitted lines of credit of less than $15 million at December 31, 2000. In addition, Fuji Bank provided committed and uncommitted lines of credit to certain international joint ventures as of December 31, 2000. There were no committed or uncommitted lines of credit from Fuji Bank as of December 31, 2001.

     During 2000, we originated a mezzanine loan of approximately Yen 1.5 billion (or $15 million) and made a participation, in an arms-length transaction, to Fuji Bank for 50% of the loan balance. As of December 31, 2001, the outstanding balance of this loan is approximately $1 million, of which $0.5 million relates to the Fuji participated portion.

20.   Fair Value Disclosures

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

     Our carrying values and estimated fair values of our financial instruments at December 31, 2001 and 2000, are as follows:

                                                                            December 31,
                                                                        --------------------
                                                                       2001                2000
                                                                       ----                ----
                                                                         Estimated           Estimated
                                                                Carrying    Fair    Carrying    Fair
                                                                  Value    Value     Value     Value
                                                                --------  --------  --------  --------
                                                                             (in millions)

         Total receivables...................................    $ 16,068 $ 15,366  $ 15,966   $15,832
         Total investments...................................       1,853    1,754     1,817     1,867
         Debt................................................      11,605   11,748    15,768    15,936
         Swap agreements:
              Asset..........................................           5        5        --        71
              Liability......................................         (28)     (28)       --       (26)
         Forward currency exchange contracts.................          11       11        (4)       (4)
         Interest rate futures contracts.....................          --       --       (11)      (11)
              Options........................................          --       --        (2)       (2)

     We used the following methods and assumptions to estimate the fair value disclosures for financial instruments. Carrying values approximate fair values for all financial instruments which are not specifically addressed.

     Receivables were pooled by loan type and risk rating. We estimated the fair value for these receivables by employing discounted cash flow analyses using interest rates equal to the London Inter-Bank Offered Rate or the Prime rate offered as of December 31, 2001 and 2000 plus an adjustment for normal spread, credit quality and the remaining terms of the loans.

     Carrying and fair values of the securities available for sale are based predominantly on quoted market prices. We use our business valuation model to determine the estimated value of our equity and other investments as of their anticipated exercise date. The business valuation model analyzes the cash flows of the related company and considers values for similar equity investments. The determined value is then discounted back to December 31, 2001 and 2000 using an appropriate rate of return for equity investments.

     We estimated the fair value of our notes and debentures using discounted cash flow analyses. These analyses are based on current incremental borrowing rates for arrangements with similar terms and remaining maturities, as quoted by independent financial institutions as of December 31, 2001 and 2000. Fair values were assumed to equal carrying values for commercial paper and other short-term borrowings.

     The estimated fair value of interest rate swap agreements was derived using discounted cash flow analyses in addition to using quoted market prices obtained from independent financial institutions. Forwards, futures contracts, and options outstanding at December 31, 2001 are carried at fair value. The fair values of loan commitments, letters of credit and guarantees are negligible.

21.   Operating Segments

     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires us to report segment information based upon the way we organize segments within the Company for making operating decisions and assessing performance.

     Our two reportable segments, Domestic Commercial Finance and International Factoring and Asset Based Finance, are identified based upon our strategic business units whose long-term financial performance is affected by similar economic conditions. Each segment was managed separately by its own President. Effective January 1, 2002, Heller business groups were merged into various GE Capital business groups. The following is a summary of Heller's business groups through December 31, 2001:

     Domestic Commercial Finance--This segment consists of five business units:

(i) Heller Corporate Finance (Corporate Finance): providing collateralized cash flow and asset based lending;

(ii) Heller Real Estate Financial Services (Real Estate Finance): providing primarily secured real estate financing;

(iii)Heller Leasing Services (Leasing Services): providing debt and lease financing of small and large ticket equipment and commercial aircraft;

(iv) Heller  Healthcare  Finance  (Healthcare  Finance):  providing asset based,
     collateralized   cash  flow  and  secured  real  estate  financing  to  the healthcare industry; and

(v) Heller Small Business Finance (Small Business Finance): providing financing to small businesses, primarily under U.S. Small Business Administration
     (SBA) loan programs. In 2001 we discontinued the origination of SBA loans through Small Business Finance but continue to fund existing commitments and continue to service the existing portfolio. See Note 16 - Small Business Finance Charge - for more details.

     The Domestic Commercial Finance segment also includes receivables for domestic business activities that we are no longer pursuing.

     International Factoring and Asset Based Finance--This segment, managed by International Group, provides various types of financing through 5 majority owned subsidiaries and 8 joint ventures. These subsidiaries and joint ventures operate in 17 countries in Europe, Asia/Pacific and Latin America. The types of financing provided include:

        o    factoring and receivables management services;
        o    asset based financing;
        o    acquisition financing; and
        o    leasing and vendor finance and/or trade finance programs.

     We evaluate the performance of our operating segments based on net income. Inter-segment sales and transfers are not significant. The reportable segments' accounting policies are consistent with ours, as described in Note 1-- Summary of Significant Accounting Policies.

     Summarized financial information concerning our reportable segments is shown in the following table.

                                                                  International
                                                        Domestic  Factoring and
                                                       Commercial Asset Based    Consolidated
                                                        Finance     Finance        Company
                                                       ---------- -------------- ------------
                                                                  (in millions)
         Total assets:
              2001...................................   $ 16,674      $ 3,144      $  19,818
              2000...................................     16,792        3,269         20,061
              1999...................................     14,510        3,463         17,973
         Revenues:
              2001...................................      1,586          284          1,870
              2000...................................      1,729          308          2,037
              1999...................................      1,372          265          1,637
         Income (loss) of international joint ventures:
              2001...................................         (2)          38             36
              2000...................................         (1)          39             38
              1999...................................          1           34             35
         Net interest income:
              2001...................................        584           54            638
              2000...................................        575           54            629
              1999...................................        474           38            512
         Net (loss) income:
              2001...................................        (56)          49             (7)
              2000...................................        224           66            290
              1999...................................        236           48            284

     Net income of Domestic Commercial Finance for 2001 includes a net after-tax charge of $8 million for the discontinuation of the origination of SBA loans, a net after-tax charge of $4 million for the cumulative effect of an accounting change, and net after-tax expenses of $198 million incurred in connection with the GE Capital Merger.

     Net income of International Factoring and Asset Based Finance for 2000 includes a net after-tax gain of $7 million relating to the sale of one international investment and the liquidation of another.

     Net income of Domestic Commercial Finance for 1999 includes a one-time after-tax gain of $48 million relating to the sale of assets of our Commercial Services unit. See Note 4--Commercial Services Sale-- for more details.

     International Factoring and Asset Based Finance net income was reduced by minority interest of $2 million in 2001 and 2000 and of $1 million in 1999.

     We have allocated expenses of our corporate support functions to our Domestic Commercial Finance segment and our International Factoring and Asset Based Finance segment based on estimates of services provided to these segments. Unallocated expenses have been included with our Domestic Commercial Finance segment.

     The following table presents certain financial information by geographic region for the years ended December 31, 2001, 2000 and 1999. We have attributed revenues to the specific region of transaction origination.

                                                  For the Year Ended December 31,
                                                -----------------------------------
                                    United                         Other    Asia/    Latin
                                    States    Canada    France    Europe   Pacific  America  Consolidated
                                   -------    ------    ------   -------   -------  -------  ------------
                                                         (in millions)
         Long-lived assets
              2001..............   $   935    $   3     $  71    $  244   $   18    $   17    $  1,288
              2000..............     1,083        3        73       231       18        22       1,430
              1999..............       824        3        87       228       18        27       1,187
         Total revenues
              2001..............   $ 1,499   $   26     $ 209     $  78    $  27     $  31    $  1,870
              2000..............     1,674       14       223        75       18        33       2,037
              1999..............     1,332        6       187        70       19        23       1,637

     Long-lived assets, according to SFAS No. 131, include investments in international joint ventures, gross operating leases, goodwill, non-compete agreements and fixed assets.

22.  Sale of Receivables

     During 2001 and 2000, we sold equipment loans and leases, commercial cash flow loans, and factored accounts receivable through securitization transactions. Additionally, during 2000 we sold real estate loans through securitization transactions. We retained servicing responsibilities and subordinated interests, including contractual rights to excess cash flows, in the securitizations of both equipment loans and leases and commercial cash flow loans. We retained servicing responsibilities for the factored accounts receivable. We have no continuing involvement with the real estate transferred assets sold in 2000.

     Our retained interests are subordinate to the investor's interests. Their value is subject to credit, prepayment, and interest rate risks on the transferred financial assets. The investors and securitization trusts have no recourse to our other assets for failure of debtors to pay when due.

     Included on our balance sheet as of December 31, 2001 are approximately $665 million of receivables which represent a contractual right in commercial cash flow receivables sold to a special purpose entity. Our rights to the cash flows of these receivables are pari passu to those of the senior note holders in the special purpose entity.

     In 2001, we recognized pretax income of approximately $5 million on the securitization of commercial cash flow loans, and recognized a gain of approximately $8 million on the securitization of equipment loans and leases. We did not recognize any gain or loss on the sale of the factored accounts receivable.

     In 2000, we recognized pretax gains of approximately $12 million on both the securitizations of real estate loans and commercial cash flow loans, and recognized a gain of $1 million on the securitization of equipment loans and leases. We did not recognize any gain or loss on the sale of the factored accounts receivable.

     The following table presents certain economic assumptions used in measuring the retained interests related to securitization transactions completed during the year, as of the date of the transaction:

                                                        2001                            2000
                                                        ----                            ----
                                              Equipment      Commercial      Equipment       Commercial
                                              Loans and      Cash Flow       Loans and       Cash Flow
                                                Leases        Loans (1)        Leases       Loans (2)(3)
                                                ------        ---------        ------       ------------

     Prepayment Speed ...................        11.00%          15.00%         15.00%          15.00%
     Weighted average life (in years) ...         1.64            9.26           1.66            8.47
     Annual expected credit losses ......         0.72%           1.00%          0.58%           1.00%
     Residual cash flows discounted at ..         8.23%          12.78%         10.21%          13.00%

(1) Prepayment speed assumption utilized in year 4, after the end of the revolving period of transaction.

(2) Prepayment speed assumption utilized in year 5, after the end of the revolving period of transaction.

(3)  No credit losses expected in the first year of the transaction.

     As of December 31, 2001, we held retained interests from previous years' securitizations, in addition to those occurring in 2001. The following table presents the fair values of our retained interests as of December 31, 2001, along with key economic assumptions used to derive the values as of year-end. The table also presents the sensitivity of the current fair value to immediate 10 percent and 20 percent adverse changes in the listed economic assumptions.

                                                                   Equipment       Commercial
                                                                  Loans and        Cash Flow
                                                                    Leases         Loans (1)
                                                                 -----------      ----------
                                                                     (dollars in millions)
     Fair value of retained interests as of
       December 31, 2001 .................................       $       21        $     429
     Weighted-average
       life (in years) ...................................             1.57             7.33

     Prepayment speed
       Assumption (annual rate) ..........................             11.0%            15.0%
     Impact on fair value of 10%
       adverse change ....................................              N/M              N/M
     Impact on fair value of 20%
       adverse change ....................................              N/M              N/M

     Expected credit losses
       (annual rate) .....................................             0.72%            1.00%
     Impact on fair value of 10%
       adverse change ....................................              N/M        $      (8)
     Impact on fair value of 20%
       adverse change ....................................       $       (1)       $     (15)

     Residual cash flows
       Discount rate (annual) ............................             8.10%            7.21%
     Impact on fair value of 10%
       adverse change ....................................              N/M        $     (16)
     Impact on fair value of 20%
       adverse change ....................................        $      (1)       $     (30)

(1) Prepayment speed assumption utilized in year 4, after the end of the revolving period of transaction.

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

     Certain retained interests from our equipment loans and lease securitizations have been excluded from the above sensitivity analysis, as these interests have no ascribed value as of December 31, 2001. We have also excluded, from the sensitivity analysis, a retained interest from a securitization of our SBA 7(a) loans (unguaranteed portion) due to an assessment of immateriality, in light of both quantitative and qualitative factors.

     The following table illustrates expected static pool credit losses. Static pool credit losses are calculated by summing the actual and projected future credit losses and dividing these losses by the original balance of each pool of assets. The amounts shown below are a weighted average for all securitizations in which Heller has retained a material interest, based on qualitative and quantitative factors, as of December 31, 2001.

                                                                         Equipment       Commercial
                                                                         Loans and     Cash Flow Loans
                                                                           Leases
                                                                         ---------      -------------
        Actual and Projected Credit Losses (%) as of:
                  December 31, 2001...............................         1.19%(1)        2.47% (2)

(1) No losses have been recorded to date on transaction. Ratio calculates estimate of projected future credit losses over 1.64 year life of transaction.

(2) No losses have been recorded to date on transaction. Ratio calculates estimate of projected future credit losses over remaining eleven-year life of transaction.

     The table below summarizes certain cash flows received from/(paid to) securitization trusts for all securitization activity occurring in 2001 and 2000:

                                                                                Year Ended December 31,
                                                                                 2001              2000
                                                                                 ----              ----
                                                                                     (in millions)
     Proceeds from collections reinvested during revolving period
             of previous securitizations ...........................          $ 2,368            $   966
     Proceeds from new securitizations..............................              767              1,504
     Other cash flows received on retained interests................               62                  4
     Servicing fees received........................................                4                  3
     Servicing advances.............................................             (154)              (140)
     Repayment of servicing advances................................              145                136
     Other..........................................................               --                (25)

         The following illustration presents quantitative information about delinquencies, net credit losses, and components of securitized financial assets and other assets managed together with them:

                                                                         Principal Amount
                                                     Total Principal    of Loans 60 Days
                                                     Amount of Loans    or more past due    Net Credit Losses
                                                      -------------       -------------      ---------------
                                                             At December 31, 2001            During the Year
                                                             --------------------            ---------------
     Type of Asset                                                        (in millions)
       Equipment loans and leases................      $    4,093         $      150           $      45
       Commercial cash flow loans ...............           4,296                 27                  90
                                                       ----------         ----------           ---------
     Total assets managed or securitized.........      $    8,389         $      177           $     135
                                                                          ==========           =========
       Less:  assets securitized ................            (935)
                                                       -----------
     Assets held in portfolio (1)................      $    7,454
                                                       ==========

(1) For securitized asset types where Heller retains an interest as of December 31, 2001.

23.   Summary of Quarterly Financial Information (Unaudited)

     The following financial information for the calendar quarters of 2001, 2000 and 1999, is unaudited. In the opinion of management, all adjustments necessary to present fairly the results of operations for such periods have been included.

                                                               Quarter Ended
                                                               -------------
                                            March 31      June 30     September 30  December 31
                                            --------      -------     ------------  -----------
                                  (in millions)
         Net interest income
              2001.....................          154           167           179          138
              2000.....................          146           157           163          163
              1999.....................          113           118           133          148
         Operating revenues
              2001.....................          253           272           277          218
              2000.....................          261           262           261          254
              1999.....................          223           225           239          265
         Provision for losses
              2001.....................           60            57           104           76
              2000.....................           30            41            36           41
              1999.....................           29            30            37           40
         Net income (loss)
              2001.....................           46            67            48         (168)
              2000.....................           75            70            72           73
              1999.....................           57            58            59          110

     Net income for the third and fourth quarters of 2001 includes an after-tax charge of $3 million and $195 million, respectively, for charges incurred in connection with the GE Capital Merger. Net income for the first quarter of 2001 also includes a net after-tax charge of $8 million for the discontinuation of the origination of SBA loans and a net after-tax charge of $4 million for the cumulative effect of an accounting change. As disclosed in amended Quarterly Reports on Form 10-Q/A for the periods ended March 31, 2001, June 30, 2001, and September 30, 2001, each filed concurrently with this Annual Report. Net income for the fourth quarter of 1999 includes a one-time after-tax gain of $48 million relating to the sale of assets of our Commercial Services unit. See Note 4--Commercial Services Sale-- for more details.

24.      Subsequent Events

     On May 22, 2002, Heller International Group (HIG), a wholly owned subsidiary of Heller Financial, Inc., transferred all of the outstanding common stock of Heller Holding France S.A. (HHF), the French holding company of Factofrance Heller S.A. and Heller Factoring Espanola, S.A., to GE Capital European Investments, Inc. In exchange for the common stock of HHF, GE Capital
European Investments, a wholly owned subsidiary of General Electric Capital Corporation, issued to HIG 6,710 shares of Series A preferred stock with a par value of $100,000 per share. These preferred shares pay quarterly, cumulative dividends at an annual fixed rate of 6.20%, are non-voting and are mandatorily redeemable after twenty one years. Heller will account for this exchange of shares between entities under common control using the carryover basis of the transferred net assets which were approximately $447 million as of May 22, 2002. No gain or loss will be recorded in connection with the transfer. The total HHF assets and liabilities transferred approximated $2.5 billion and $2.0 billion, respectively. Operating revenues and pre-tax income for the transferred HHF entities amounted to $150 million and $65 million, respectively, for the year ended December 31, 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On January 21, 2002, Arthur Andersen LLP ("Andersen") resigned as the principal independent accountant to audit the financial statements of Heller. Andersen resigned because it concluded it was not independent with respect to Heller once Heller was acquired by General Electric Capital Corporation on October 24, 2001. During the two years ended December 31, 2001, and through
January 21, 2002 (the "reporting period"), none of Andersen's reports on Heller's financial statements contained an adverse opinion, disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. There was no disagreement with Andersen during the reporting period on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures that, if not resolved to the satisfaction of Andersen, would have caused Andersen to make reference to the subject matter of the disagreement in any of its reports on Heller's financial statements. Also, there was no "reportable event" during the reporting period as described in Item 304(a)(1)(v) of Regulation S-K. Heller requested Andersen to provide a letter addressed to the Securities and Exchange Commission (the "SEC") stating whether Andersen agrees with the above statements. A copy of that letter was filed with the SEC in Heller's Current Report on Form 8-K dated January 25, 2002. On January 23, 2002, Heller engaged KPMG LLP ("KPMG") to audit Heller's financial statements for the year ended December 31, 2001, as approved by Heller's Board of Directors. KPMG has not been engaged during the reporting period as either the principal independent accountant to audit Heller's financial statements or the independent account to audit the financial statements of any significant subsidiary of Heller. Also, neither Heller nor anyone on its behalf has consulted with KPMG during the reporting period about any of the matters listed in Item 304(a)(2)(i) or (ii) of Regulation S-K.



                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                            Omitted


ITEM 11.   EXECUTIVE COMPENSATION

                                            Omitted


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                            Omitted


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                            Omitted

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents Filed as Part of This Report:

     1. Financial Statements (All Financial Statements listed below are those of the Company and its consolidated subsidiaries):

          Reports  of  Independent  Public   Accountants--KPMG  LLP  and  Arthur
          Andersen LLP

          Consolidated Balance Sheets--December 31, 2001 and 2000

          Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999

          Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

          Consolidated Statements of Changes in Stockholder's Equity for the Years Ended December 31, 2001, 2000 and 1999

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

          (2)(a) Agreement and Plan of Merger by and among General Electric Capital Corporation (GE Capital), Hawk Acquisition Corporation and the Company dated as of July 30, 2001, are incorporated by reference to
                          Exhibit 2.1 to the Company's Current Report on Form 8-K, filed on August 3, 2001 (File No. 1-6157).

          (3)(a) Amended and Restated Certificate of Incorporation of the Company, dated April 30, 1998, is incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 1-6157).

          (3)(b)* Amended and Restated By-laws of the Company, adopted on October 25, 2001.

          (4)(a) Certificate of Designation, Preferences and Rights of the Company's Fixed Rate Noncumulative Perpetual Senior Preferred Stock, Series C (Liquidation Preference $100.00 Per Share) filed with the Secretary of State of Delaware on November 5, 1997, is incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-4 dated October 24, 1997 (File No. 333-38627).

          (4)(b) Certificate of Designation, Preferences and Rights of the Company's Fixed Rate Noncumulative Perpetual Senior Preferred Stock, Series D (Liquidation Preference $100.00 Per Share), filed with the Secretary of State of Delaware on December 3, 1998 is incorporated by reference to Exhibit 4)(c) to the Company's Annual Report on Form 10-K for the
                          Fiscal Year ended December 31, 1998, as amended on Form 10-K/A (File No. 1-6157).

          (4)(c) Heller Financial, Inc. Standard Multiple-Series Indenture Provisions dated February 5, 1987 are incorporated by reference to Exhibit (4)(a) to the Company's Registration Statement on Form S-3 dated February 5, 1987 (File No. 33-11757).

          (4)(d) Indenture dated as of September 1, 1995 between the Company and State Street Bank and Trust Company, as successor to Shawmut Bank Connecticut, National Association, as Trustee, with respect to Senior Securities is incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 dated October 23, 1997 (File No. 333-38545).

          (4)(e) First Supplemental Indenture dated as of October 13, 1995, to the Indenture dated as of September 1, 1995, between the Company and State Street Bank and Trust Company, as successor to Shawmut Bank Connecticut, National Association, as Trustee, with respect to Senior Securities is incorporated by reference to an exhibit to the Company's Current Report on Form 8-K, filed October 18, 1995 (File No. 1-6157).

          (4)(f) Second Supplemental Indenture dated November 17, 1997 to the Indenture dated September 1, 1995 between the Company and State Street Bank and Trust Company, as Trustee, with respect to Senior Securities is incorporated by reference to Exhibit 4(a) to the Company's Current Report on Form 8-K filed
                          December 4, 1997 (File No.1-6157).

          (4)(g) Third Supplemental Indenture dated as of August 16, 1999 to the Indenture dated September 1, 1995 between the Company and State Street Bank and Trust Company, as Trustee, with respect to Senior Securities is incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 1-6157).

          (4)(h) Indenture dated as of September 1, 1995 between the Company and State Street Bank and Trust Company, as successor to Shawmut Bank Connecticut, National Association, as Trustee, with respect to Subordinated Securities is incorporated by reference to
                          Exhibit 4.5 to the Company's Registration Statement on Form S-3 dated October 23, 1997
                          (File No. 333-38545).

          (4)(i) First Supplemental Indenture dated as of October 13, 1995, to the Indenture dated as of September 1, 1995, between the Company and State Street Bank and Trust Company, as successor to Shawmut Bank Connecticut, National Association, as Trustee, with respect to Subordinated Securities is incorporated by reference to an exhibit to the Company's Current Report on Form 8-K, filed October 18, 1995 (File No. 1-6157).

          (4)(j)* Second Supplemental Indenture dated as of May 1, 2001, to the Indenture dated as of September 1, 1995, between the Company and State Street Bank and Trust Company, as successor to Shawmut Bank Connecticut, National Association, as Trustee, with respect to Subordinated Securities.

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

          (4)(m) Form of Medium-Term Note, Series J (Fixed Rate) due from 9 months to 30 years from date of issue is incorporated by reference to Exhibit 4(a) to the Company's Current Report on Form 8-K filed
                          October 6, 1999 (File No. 1-6157).

          (4)(n) Form of Medium-Term Note, Series J (Fixed Rate/ Currency Indexed) due from 9 months to 30 years from date of issue is incorporated by reference to Exhibit 4(b) to the Company's Current Report on Form 8-K filed October 6, 1999 (File No. 1-6157).

          (4)(o) Form of Medium-Term Note, Series J (Floating Rate) due from 9 months to 30 years from date of issue filed as
                          Exhibit 4(c) to the Company's Current Report on Form 8-K filed October 6, 1999 (File No. 1-6157).

          (4)(p) Form of Medium-Term Note, Series J (Floating Rate/ Currency Indexed) due from 9 months to 30 years from date of issue is incorporated by reference to Exhibit 4(d) to the Company's Current Report on Form 8-K filed October 6, 1999 (File No. 1-6157).

          (4)(q) Programme Manual dated October 16, 2000 for $2,000,000,000 Euro Medium-Term Programme for which Heller Financial, Inc. is an issuer and guarantor and Heller Financial Canada, Ltd. is an issuer is incorporated by reference to Exhibit 4(q) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-6157).

          (4)(r) Form as Amended and Restated Declaration of Trust of HFI Trust I is incorporated by reference to Exhibit
                          4.16 of the Company's Amendment No. 2 to Form S-3 filed on April 20, 2001 (File No. 333-58052).

          (4)(s) Form of Purchase Contract Agreement between the Company and BNY Midwest Trust Company, as purchase contract agent is incorporated by reference to the Company's Amendment No. 2 to Form S-3 filed on April 20, 2001 (File No. 333-58052).

          (10)(a) Amended and Restated Keep Well Agreement between The Fuji Bank, Limited (Fuji Bank) and the Company, as amended, is incorporated by reference to Exhibit 4.13 to the Company's Registration Statement on Form S-3 dated July 8, 1998 (File No. 333-58723).

          (10)(b) Assignment and Assumption of Amended and Restated Keep Well Agreement among the Company, GE Capital and Fuji Bank dated as of July 30, 2001, is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 3, 2001 (File No. 1-6157).

          (10)(c) Registration Rights Agreement dated May 6, 1998 between the Company and Fuji Bank is incorporated by reference to Exhibit (10)(b) to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998, as amended on Form 10-K/A (File No. 1-6157).

          (10)(d) Services Agreement dated January 1, 1985 between the Company and Fuji Bank is incorporated by reference to Exhibit (10)(e) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1992 (File No. 1-6157).

          (10)(e) Management Services Agreement dated as of January 2, 1998 between Fuji America Holdings, Inc. (FAHI) and the Company is incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1997, as amended on Form 10-K/A (File No. 1-6157).

          (10)(f) Agreement for the Allocation of Federal Income Tax Liability and Benefits among FAHI and the Company, effective as of January 2, 1998, incorporated by reference to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1998, as amended on Form 10-K/A (File No. 1-6157).

          (10)(g) Supplemental Executive Retirement Benefit Plan, amended and restated effective January 1, 1996, is incorporated by reference to Exhibit (10)(e) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1996 (File No. 1-6157).

          (10)(h) First Amendment to the Company's Supplemental Executive Retirement Plan effective as of January 1, 1999, is incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 1-6157).

          (10)(i) Heller Financial, Inc. Executive Deferred Compensation Plan (as amended and restated effective as of January 1, 2001) is incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-6157).

          (10)(j) First Amendment of Heller Financial, Inc. Executive Deferred Compensation Plan (as amended and restated effective as of January 1, 2001) is incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-6157).

          (10)(k) Second Amendment of Heller Financial, Inc. Executive Deferred Compensation Plan (as amended and restated effective as of January 1, 2001) dated August 15, 2001 is incorporated by reference to Exhibit (10)(a) to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001 (File No. 1-6157).

          (10)(l) Heller Financial, Inc. Deferral Restoration Plan (Effective January 1, 2001) is incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-6157)

          (10)(m) Form of Change in Control Agreement is incorporated by reference to Exhibit 10.32 to the Company's Registration Statement on Form S-2 initially filed on February 26, 1998, as amended (File No. 333-46915).

          (12)* Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

          (16) Confirming Letter from Arthur Andersen LLP dated January 25, 2002 concerning change in certifying accountant is incorporated by reference to Exhibit 16 to the Company's Current Report on Form 8-K, filed on January 25, 2002 (File No. 1-6157).

          (24)*           Power of Attorney

          (99.1)* Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

          (99.2)* Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002






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

     (b)  Current Reports on Form 8-K:

          Date of Report              Item  Description

          January 17, 2001            5,7   A report filing a press release announcing the declaration of dividends on the Company's common and preferred stocks.
          January 18, 2001            5,7   A report filing a press release announcing (i) earnings for the year ending December 31, 2000, (ii) selection by the Board of Directors of
                                            May 3, 2001 as the date for the Annual Meeting of Stockholders, and
                                            (iii) selection by the Board of Directors of March 9, 2001 as the record date for voting at the Annual Meeting of Stockholders.
          February 20, 2001           5,7   A report filing a press release announcing the cessation of new business origination in the Company's Small Business Finance unit.
          April 11, 2001              5,7   A report filing a press release announcing that all outstanding shares of the Company's 8-1/8% Cumulative Perpetual Senior Preferred
                                            Stock, Series A, will be redeemed on May 15, 2001.
          April 18, 2001              5,7   A report filing a press release announcing the declaration of dividends on the Company's common and preferred stocks.
          April 19, 2001              5,7   A report filing a press release  announcing the Company's earnings for the quarter ending March 31, 2001.
          July 17, 2001               5,7   A report filing a press release announcing the declaration of dividends on the Company's common and preferred stocks.
          July 19, 2001               5,7   A report filing a press release announcing the Company's earnings for the quarter ended June 30, 2001.
          July 30, 2001               5,7   A report filing a press release announcing that the Company and GE
                                            Capital have entered into a definitive merger agreement for GE Capital to acquire the Company.
          August 3, 2001              5,7   A report filing the Agreement and Plan of Merger by and among GE
                                            Capital, Hawk Acquisition Corp. and the Company and the Assignment and
                                            Assumption of Amended and Restated Keep Well Agreement among the
                                            Company, The Fuji Bank Limited, and GE Capital.
          October 18, 2001            5,7   A report filing a press release announcing the declaration of dividends on the Company's preferred stocks.
          October 25, 2001            5,7   A report filing changes in control of the registrant.
          January 21, 2002             4    A report filing changes in registrant's certifying accountant.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of August, 2002.

                                             HELLER FINANCIAL, INC.

                                             By: /s/  RANDOLPH T. BROWN
                                                 -------------------------
                                                 Randolph T. Brown
                                                 Chief Executive Officer,
                                                 Chief Financial Officer and
                                                 Chief Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on behalf of the registrant in their capacities and on the date indicated.

  Signature                        Title                          Date
  ---------                        -----                          -----

  /s/   RANDOLPH T. BROWN         Chief Executive Officer         August 2, 2002
 ------------------------
        (Randolph T. Brown)

  /s/   RANDOLPH T. BROWN         Chief Financial Officer         August 2, 2002
 ------------------------
        (Randolph T. Brown)

  /s/   RANDOLPH T. BROWN         Chief Accounting Officer        August 2, 2002
 ------------------------
        (Randolph T. Brown)

   Nancy E. Barton*               Director

   Mark H.S. Cohen*               Director

   James A. Parke*                Director

    A MAJORITY OF THE BOARD OF DIRECTORS

  * By: /s/   RANDOLPH T. BROWN                                   August 2, 2002
        -----------------------
            (Randolph T. Brown)
             Attorney-in-fact

                                                                    EXHIBIT (12)

                             HELLER FINANCIAL, INC.

                        COMPUTATION OF RATIO OF EARNINGS
             TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS


                                                                     2001      2000    1999     1998    1997
                                                                     -----     ----    -----   ------  ------
                                                                          (dollar amounts in millions)
(Loss) income before taxes, minority interest,  and cumulative
      effect of accounting change.............................     $  (49)  $  431    $ 439    $ 290   $ 233
Add-Fixed charges
      Interest and debt expense....................................    850     999      685      624     516
      One-third of rentals.........................................      9      10       10       11       8
                                                                    ------  ------   -------   -----   -----
         Total fixed charges.......................................    859   1,009      695      635     524
                                                                    ------  ------   -------   -----   -----
Net income as adjusted.............................................    810   1,440    1,134      925     757
                                                                    ------  ------   -------   -----   -----
Ratio of earnings to fixed charges.................................   0.94x   1.43x     1.63x   1.46x   1.44x
                                                                    ======  ======   =======   =====   =====
 Preferred stock dividends on a pre-tax basis...................... $   36  $   43     $ 44    $  31   $  21
              Total combined fixed charges and preferred
              stock dividends......................................    895   1,052      739      666     545
                                                                    ------  ------   -------   -----   -----
 Ratio of earnings to combined fixed charges and preferred
   stock dividends.................................................   0.91x   1.37x     1.53x   1.39x   1.39x
                                                                    ======  ======   =======   =====   =====

     For purposes of computing the ratio of earnings to combined fixed charges and preferred stock dividends, earnings includes income before income taxes, minority interest and fixed charges. Combined fixed charges and preferred stock dividends includes interest on all indebtedness, one third of annual rentals (approximate portion representing interest) and preferred stock dividends on a pre-tax basis.

                                                                      Exhibit 24

                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned, being directors of Heller Financial, Inc., a Delaware corporation (the "Corporation"), hereby constitutes and appoints Randolph T. Brown, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead in any and all capacities, to sign one or more Annual Reports for the Corporation's fiscal year ended December 31, 2001, on Form 10-K under the Securities Exchange Act of 1934, as amended, or such other form as such attorney-in-fact may deem necessary or desirable, any amendments thereto, and all additional amendments thereto in such form as he may approve, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done to the end that such Annual Report or Annual Reports shall comply with the Securities Exchange Act of 1934, as amended, and the applicable Rules and Regulations of the Securities and Exchange Commission adopted or issued pursuant thereto, as fully and to all intents and purposes as he might or could in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or resubsitute, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has hereunto set his hand this 30 th day of July 2002.




/s/   Nancy E. Barton                           /s/  James A. Parke
--------------------------                      ---------------------------
Nancy E. Barton                                 James A. Parke
Director                                        Director




                                    /s/  Mark H.S. Cohen
                                    ---------------------------
                                    Mark H.S. Cohen
                                    Director





A MAJORITY OF THE BOARD OF DIRECTORS