Form 10-Q
period 2002-03-31
HELLER FINANCIAL INC
filed 2002-08-14
CIK 46738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           --------------------------
                                    FORM 10-Q
                           --------------------------

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 2002

                                 OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from             to
                                                 ------------   ----------

                           --------------------------
                          Commission file number 1-6157
                           --------------------------


                             Heller Financial, Inc.
                           --------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                          36-1208070
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification No.)

201 High Ridge Road, Stamford, Connecticut                       06927
(Address of principal executive offices)                      (Zip Code)

                                 (203) 316-7500
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

At August 14, 2002, 100 shares of voting Class A Common Stock, par value of $0.25 per share, were outstanding.

Aggregate market value of the outstanding common equity held by non-affiliates of the registrant at August 14: None.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT PERMITTED THEREBY.

                                TABLE OF CONTENTS



                                                                                                          Page
                                                                                                   -------------------


PART I - FINANCIAL INFORMATION.

Item 1.       Financial Statements ..........................................................                 1

Item 2.       Management's Discussion and Analysis of Results of Operations .................                 9



PART II - OTHER INFORMATION.

Item 6.       Exhibits and Reports on Form 8-K ..............................................                12

Signatures ..................................................................................                13

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                     HELLER FINANCIAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                  (in millions)

                                                                          For the Three Months
                                                                             Ended March 31,
                                                                            2002         2001
                                                                          ------       --------
                                                                             (unaudited)
Revenues
Interest.............................................................     $  309    $    403
Fees and other.......................................................         40          99
                                                                          ------       --------
                                                                             349         502
Expenses
Interest.............................................................        137         249
Operating and administrative.........................................        100         111
Provision for losses.................................................         71          60
Small Business Finance charges.......................................          0          12
                                                                          ------       --------
                                                                             308         432
Earnings
Earnings before income taxes and accounting changes..................         41          70
Provision for income taxes...........................................         16          20

                                                                          ------       --------
Earnings before cumulative effect of accounting changes..............         25          50

Cumulative effect of changes in accounting
        principle (net of taxes).....................................          0          (4)
                                                                          ------       --------
Net earnings.........................................................     $   25      $   46
                                                                          ======       ========

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these statements.

                     HELLER FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 (in millions, except for information on shares)

                                       ASSETS                                           March 31,     December 31,
                                                                                           2002           2001
                                                                                           ----           ----
                                                                                       (unaudited)      (audited)
Cash and cash equivalents............................................................  $     413      $      540
Receivables .........................................................................     15,937          16,136
   Less: Allowance for losses of receivables.........................................        496             442
                                                                                       ---------       ---------
          Net receivables............................................................     15,441          15,694
Equity and real estate investments ..................................................        940             988
Debt securities......................................................................        386             314
Goodwill.............................................................................        436             436
Other assets.........................................................................      2,097           1,944
                                                                                       ---------       ---------
          Total assets...............................................................  $  19,713       $  19,916
                                                                                       =========       =========
                        LIABILITIES AND STOCKHOLDER'S EQUITY
Senior debt
     Commercial paper and short-term borrowings......................................  $     203       $     842
     Notes and debentures............................................................      9,947          10,685
     Company obligated mandatory redeemable preferred stock securities of a
              Security trust ........................................................        175             175
                                                                                       ---------       ---------
          Total senior debt..........................................................     10,325          11,702
Credit balances of factoring clients.................................................        853             906
Inter-company notes payable..........................................................      5,478           4,327
Other payables and accruals..........................................................        740             706
                                                                                       ---------       ---------
          Total liabilities..........................................................     17,396          17,641
Minority interest....................................................................         12              13
Stockholder's equity
     Preferred stock ................................................................        275             275
     Class A common stock ($.25 par; 1,000 shares authorized;
        100 shares issued and outstanding)...........................................         --              --
     Additional paid in capital......................................................      1,594           1,594
     Retained earnings...............................................................        518             498
     Accumulated other comprehensive loss............................................        (82)           (105)
                                                                                       ----------      ----------
          Total stockholder's equity.................................................      2,305           2,262
                                                                                       ---------       ---------
          Total liabilities and stockholder's equity.................................  $  19,713       $  19,916
                                                                                       =========       =========

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these statements.

                     HELLER FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (in millions)

                                                                                       For the Three Months Ended
                                                                                               March 31,
                                                                                          2002           2001
                                                                                          ----           ----
OPERATING ACTIVITIES                                                                          (unaudited)
   Earnings before cumulative effect of accounting changes ........................      $     25      $     50
   Adjustments to reconcile net income to net cash provided by
     Operating activities:
        Provision for losses.......................................................            71            60
        Amortization and depreciation..............................................            12            14
        Net (increase) decrease in other assets....................................          (145)           14
        Net increase (decrease) in other payables and accrued liabilities..........            70           (36)
        Other......................................................................            61             8
                                                                                         --------      --------
          Net cash provided by operating activities................................            94           110
INVESTING ACTIVITIES
   Longer-term loans funded........................................................        (1,084)         (941)
   Collections of principal........................................................         1,105           389
   Securitizations, participations, syndications and loan sales....................            --           619
   Net (increase) decrease in short-term loans and advances to factoring clients...           (65)          512
   Investment in equity interests and other investments............................           (25)         (149)
   Sales of investments in equity interests and other investments..................            28             6
                                                                                         --------      --------
          Net cash (used in) provided by investing activities......................           (41)          436
FINANCING ACTIVITIES
   Senior note issuances...........................................................            10         1,787
   Retirement of notes and debentures..............................................          (702)         (802)
   Decrease in commercial paper and other short-term borrowings....................          (640)         (989)
   Net increase in advances from affiliates........................................         1,157             2
   Net proceeds from common stock issuances........................................            --             8
   Repurchase of class A common stock..............................................            --            (7)
   Cash dividends paid on preferred and common stock...............................            (5)          (17)
                                                                                         ---------     ---------
          Net cash (used in) financing activities..................................          (180)          (18)
                                                                                         ---------     ---------
(Decrease) increase in cash and cash equivalents...................................          (127)          528
Cash and cash equivalents at the beginning of the period...........................           540           732
                                                                                         --------      ---------
Cash and cash equivalents at the end of the period.................................     $     413     $    1,260
                                                                                         ========      =========


The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these statements.

                     HELLER FINANCIAL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                                                                                               Accum.
                                                                                               Other
                                                             Class A Class B          Add'l    Compre-                  Compre-
                                                    Preferred Common Common  Treasury Paid In  hensive                  hensive
                                                      Stock    Stock  Stock   Stock   Capital   Loss   Earnings Total   Income
                                                    --------- ------ ------  -------- -------  ------- -------- -----  --------
                                                                 (in millions, unaudited)


Balance at December 31, 2000                           $ 400  $  12   $ 13  $   (19) $ 1,631 $   (16)   $  554 $2,575

Comprehensive (Loss) Income:
Net income  before  cumulative  effect of  accounting     --     --     --       --       --      --        50     50   $  50
    change.............................................
  Other comprehensive (loss) income, net of tax:
     Transition   adjustment   related  to
     accounting change, net of tax of $(2).............   --     --     --       --       --      --        --     (4)   (4)
    Unrealized  loss on qualifying  cash flow hedges,
     net of tax of $(1) ...............................   --     --     --       --       --      --        --     (2)   (2)
    Unrealized loss on securities, net of tax
     benefit of $5.....................................   --     --     --       --       --      --        --     (8)   (8)
    Foreign currency translation adjustments, net of
     tax of $(7).......................................   --     --     --       --       --      --        --    (32)  (32)
                                                                                                                     --------
  Other comprehensive loss.............................   --     --     --       --       --     (46)       --    --    (46)
                                                                                                                     --------
Comprehensive income...................................   --     --     --       --       --      --        --    --    $ 4
                                                                                                                     ========
Issuance of Class A Common Stock ......................   --     --     --       --        8      --        --     8

Repurchase of Class A Common Stock ....................   --     --     --       (7)      --      --        --    (7)

Vesting of Restricted Shares...........................   --     --     --       --        1      --        --     1

Preferred stock dividends..............................   --     --     --       --       --      --        (7)   (7)
Common stock dividends.................................   --     --     --       --       --      --       (10)  (10)
                                                       ------ ------ ------  -------- -------  ------- -------- -----
      BALANCE AT MARCH 31, 2001........................$ 400  $  12   $ 13  $   (26) $ 1,640  $  (62)  $   587 $2,564
                                                       ====== =====   ===== ======== =======  ======== ======= ======

Balance at December 31, 2001                           $ 275   $ --    $--   $   --  $ 1,594  $ (105)  $   498 $2,262

Comprehensive (Loss) Income:
Net income.........................................       --     --     --       --       --      --        25    25  $ 25

  Other comprehensive (loss) income, net of tax:
    Unrealized  gain on qualifying  cash flow hedges,
     net of tax of $1 .............................       --     --     --       --       --      --        --     1     1
    Reclassification into earnings of realized
     losses on cash flow hedges, and FAS 115
     securities net of tax of $ 5..................       --     --     --       --       --      --        --     9     9
    Unrealized gain on securities,
     net of tax of $ 2 ............................       --     --     --       --       --      --        --     3     3
    Foreign currency translation adjustments,
     net of tax of $ 5.............................       --     --     --       --       --      --        --    10    10
                                                                                                                     ---------
  Other comprehensive income.......................       --     --     --       --       --      23        --    --    23
                                                                                                                     ---------
Comprehensive Income...............................       --     --     --       --       --      --        --    --  $ 48
                                                                                                                     =========
Preferred stock dividends..........................       --     --     --       --       --      --        (5)   (5)
                                                       ------ ------ ------  -------- -------  ------- -------- -----
      BALANCE AT MARCH 31, 2002....................    $ 275   $ --    $--  $    --  $ 1,594  $  (82)  $   518 $2,305
                                                       ======  =====  =====  ======== =======  =======  ======= ======

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     HELLER FINANCIAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


(1) Basis of Presentation

These consolidated condensed financial statements should be read in conjunction with the financial statements and notes included in the annual report on Form 10-K of Heller Financial, Inc. (including its consolidated subsidiaries, Heller or the Company, which may be referred to as we, us or our) for the year ended December 31, 2001. All significant transactions among the parent and consolidated affiliates have been eliminated. Certain prior year amounts have been reclassified to conform to the current year's presentation and adjusted to conform to changes effected by the filing of form 10Q/A for the first quarter of 2001.

The consolidated condensed quarterly financial statements are unaudited. These statements include all adjustments (consisting of normal recurring accruals) considered necessary by management to present a fair statement of the results of operations, financial position and cash flows. The results reported in these consolidated condensed financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

(2) Accounting Developments


Statement of Financial Accounting Standards No. 133

At January 1, 2001, the Company adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under SFAS 133, all derivative instruments are recognized in the balance sheet at their fair values. The cumulative effect of adopting this standard were one-time after tax reductions of net earnings of $4 million in the first quarter of 2001.


Statement of Financial Accounting Standards No. 142

The Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets", generally became effective on January 1, 2002. Under SFAS 142, goodwill is no longer amortized but is tested for impairment using a fair value methodology.

Heller ceased amortizing goodwill effective January 1, 2002. Simultaneously, to maintain a consistent base for its measurement of performance, management revised previously reported segment information to correspond to the earnings measurements by which businesses will be evaluated. In accordance with the requirements of SFAS 131, Reporting Segments of a Business Enterprise, previously reported segment results (presented under the heading Operating Segments in Note 6), have been restated to be consistent with 2002 reporting. Goodwill amortization expense for the three months ended March 31, 2001, was $5 million ($3 million after tax). The effect on earnings of excluding such goodwill amortization expense from the first three months of 2001 follows:

                                                                          Three Months Ended
                                                            -----------------------------------------------
(in millions)                                                   March 31, 2002          March 31, 2001
                                                            --------------------       --------------------
Earnings before accounting changes ........................     $          25           $          50
                                                            --------------------       --------------------
Earnings before accounting changes, excluding 2001
goodwill amortization .....................................     $          25           $          53
                                                            --------------------       --------------------
Net earnings ..............................................     $          25           $          46
                                                            --------------------       --------------------
Net earnings, excluding 2001 goodwill amortization ........     $          25           $          49
                                                            --------------------       --------------------

Under SFAS 142, Heller was required to test all existing goodwill for impairment beginning January 1, 2002, on a "reporting unit" basis. A reporting unit is the operating segment unless, at businesses one level below that operating segment (the "component" level), discrete financial information is prepared and regularly reviewed by management, in which case such component is the reporting unit. SFAS 142 requires that two or more component-level reporting units with similar economic characteristics be combined into a single reporting unit.

A fair value approach is used to test goodwill for impairment. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. Fair values of reporting units and the related implied fair values of their respective goodwill were established using discounted cash flows. When available and appropriate, comparative market multiples were used to corroborate results of the discounted cash flows. An analysis performed by the Company determined there was no impairment of goodwill as of March 31, 2002.

The following table presents goodwill balances relating to our acquisitions, by operating segment:

                                                       March 31      December 31
                                                         2002           2001
                                                         ----           ----
                                                            (in millions)
 Mid-Market Financing
      Goodwill...................................        $ 261          $ 261
      Accumulated goodwill amortization..........           38             38
                                                       --------        -------
      Net goodwill, Mid-Market Financing.........        $ 223         $  223
                                                       --------        -------

 Specialized Financing
      Goodwill...................................        $ 236         $  236
      Accumulated goodwill amortization..........           23             23
                                                       --------        -------
      Net goodwill, Specialized Financing........        $ 213         $  213
                                                       --------        -------
        Consolidated net goodwill                        $ 436         $  436
                                                       ========        =======

(3)  Nonearning Assets

We do not recognize interest and fee income on impaired receivables or repossessed assets, both of which are classified as nonearning, as set forth in the following table:
                                                     March 31,      December 31,
                                                        2002           2001
                                                    ----------       --------
                                                           (in millions)

     Nonearning receivables......................    $     572       $    408
     Nonearning repossessed assets...............           19             23
                                                     ---------       --------
       Total nonearning assets...................    $     591       $    431
                                                     =========       ========


Loan Modifications--

At March 31, 2002 and December 31, 2001, we did not have any loans that were considered troubled debt restructures. At March 31, 2002 there were no loans that were restructured and returned to earning status.

Allowance for Losses--

The changes in the allowance for losses of receivables and repossessed assets were as follows for the three months ended March 31, 2002 and the year ended December 31, 2001:

                                                    March 31,       December 31,
                                                       2002             2001
                                                     ---------       -----------
                                                           (in millions)

     Balance at the beginning of the period.......   $     442       $   342
         Provision for losses.....................          71           297
         Writedowns...............................         (21)         (225)
         Recoveries...............................           2            31
         Other....................................           2            (3)
                                                     ---------       --------
     Balance at the end of the period.............   $     496       $   442
                                                     ==========      =========

(4)  Senior Debt - Notes and Debentures

We issued and retired the following notes and debentures during the three months ended March 31, 2002 (excluding unamortized premium and discount):

                                                                                                       Principal
                                                                                                         Amount
                                                                                                         ------
                                                                                                      (in millions)
         Issuances:
                  Fixed rate notes with interest rates ranging from 5.04% to
                  5.87% due on various dates ranging from
                  6/20/2004 to 5/20/2005............................................................... $     10
                                                                                                        --------
                                                                                                        $     10
                                                                                                        ========
            Retirements:
                  Variable rate notes due on various dates ranging from
                  1/22/2002 to 3/28/2002............................................................... $    639

                  Fixed rate notes with interest rates ranging from 4.55% to
                  8.00% due on various dates ranging from
                  2/11/2002 to 3/21/2002 ..............................................................       63
                                                                                                        --------
                                                                                                        $    702
                                                                                                        ========

At March 31, 2002, we had total committed credit and available asset sale facilities totaling $137 million. This amount was fully available for use at March 31, 2002.

We had approximately $206 million in available liquidity support from banks at March 31, 2002.


(5) Stockholder's Equity

A summary of increases/(decreases) in stockholder's equity that do not result directly from transactions with share owners, net of income taxes, is provided below.

                                                                                      Three Months Ended
                                                                          -------------------------------------------

     (In millions)                                                         March 31, 2002         March 31, 2001
                                                                         ---------------------  ---------------------

     Net earnings  .....................................................              $ 25                   $ 50
     Investing securities ..............................................                12                    (8)
     Currency translation adjustments ..................................                10                   (32)
     Derivatives qualifying as hedges...................................                 1                    (2)
     Cumulative effect on share owner's equity of adopting SFAS 133.....                 0                    (4)
                                                                         ---------------------  ---------------------
     Total .............................................................              $ 48                   $ 4
                                                                         =====================  =====================

(6)  Operating Segments

Revenues and net earnings before accounting changes of the Company, by operating segment, for the three months ended March 31, 2002 and March 31, 2001 along with total assets, by operating segment, as of March 31, 2001 and December 31, 2001, are summarized and discussed below. First quarter 2001 amounts have been reclassified to conform to the 2002 presentation, which reflects changes, effective as of January 1, 2002, in the Corporation's internal organization, the effects of SFAS 142 on prior year net earnings, and also to conform to changes effected by the filing of form 10Q/A for the first quarter of 2001.

Consolidated
                                                    --------------------------------------------
                                                         March 31,            December 31,
     (In millions)                                         2002                   2001
                                                    ---------------------  ---------------------
     Total Assets
     Mid-Market Financing ..........................    $        12,364        $        13,324
     Specialized Financing .........................              6,025                  5,609
     All other .....................................              1,324                    983
                                                    ---------------------  ---------------------

       Total assets ................................    $        19,713        $        19,916
                                                    =====================  =====================

                                                     Three Months Ended     Three Months Ended
                                                         March 31,              March 31,
                                                           2002                   2001
                                                    ---------------------  ---------------------
     Revenues
     Mid-Market Financing ..........................    $           240        $           340
     Specialized Financing .........................                 89                    146
     All other .....................................                 20                     16
                                                    ---------------------  ---------------------
       Total revenues ..............................    $           349        $           502
                                                    =====================  =====================

     Net Earnings before accounting changes
     Mid-Market Financing ..........................    $            39        $            18
     Specialized Financing .........................               (12)                     33
     All other .....................................                (2)                      2
                                                    ---------------------  ---------------------
       Total net earnings before accounting changes.    $           25         $            53
                                                    =====================  =====================

(7) Small Business Finance Charge

During the first quarter of 2001, in connection with the decision to discontinue the origination of SBA loans through the Small Business Finance unit, the Company incurred a one time pre-tax charge of approximately $12 million (approximately $8 million after-tax). This amount primarily relates to severance benefits and facility-related costs.


(8) Subsequent Event

On May 22, 2002, Heller International Group (HIG), a wholly-owned subsidiary of Heller Financial, Inc., transferred all of the outstanding common stock of Heller Holding France S.A. (HHF), the French holding company of Factofrance Heller S.A. and Heller Factoring Espanola, S.A., to GE Capital European Investments, Inc. In exchange for the common stock of HHF, GE Capital European Investments issued to HIG 6,710 shares of Series A preferred stock with a par value of $100,000 per share. These preferred shares pay quarterly, cumulative dividends at an annual fixed rate of 6.20%, are non-voting and are mandatorily redeemable after 21 years. Heller has accounted for this exchange of shares between entities under common control using the carryover basis of the transferred net assets which were approximately $447 million as of May 22, 2002. No gain or loss will be recorded in connection with the transfer. The total HHF assets and liabilities transferred approximated $2.5 billion and $2.0 billion, respectively. Operating revenues and pre-tax income for the transferred HHF entities amounted to $150 million and $65 million, respectively, for the year ended December 31, 2001.

Item 2. Management's Discussion and Analysis of Results of Operations.

Overview

Net earnings for the three months ended March 31, 2002 was $25 million, a $21 million (46%) decrease from net earnings of $46 million for the first three months of 2001. Excluding the effect of the prior year goodwill amortization in the amount of $3 million after tax, net earnings before accounting changes decreased by 52%. For a discussion of the cumulative effects of changes in accounting principle, refer to footnote 2 of the financial statements included herein. The decrease relates primarily to $31 million, net of income taxes, of loan loss provisions in Specialized Financing that were a result of an increase in reserves that management has concluded are probable and inherent in the portfolio, and a $10 million, net of income taxes, loss on debt securities, partially offset by additional provisions made in the first quarter of 2001 in the amount of $18 million, net of income taxes, largely relating to SBA loans as a result of the discontinuation of the Small Business Finance unit. The results for the three months ended March 31, 2002 also included a decrease in revenues as the result of sharp decreases in interest rates on the variable rate financing receivables portfolio, as well as decreases in participation fees and other fee income since the GE Capital merger, as overall business volume has decreased since the purchase date. The 3-month LIBOR rate was 4.877% at March 31, 2001, compared to a 3-month LIBOR rate of 2.031% at March 31, 2002. These reductions in revenue were offset during the quarter by a corresponding decrease in interest expense due to lower market interest rates, and reduced operating expenses since the GE Capital merger resulting from a reduction in headcount.

On May 22, 2002, Heller International Group (HIG), a wholly-owned subsidiary of Heller Financial, Inc., transferred all of the outstanding common stock of Heller Holding France S.A. (HHF), the French holding company of Factofrance Heller S.A. and Heller Factoring Espanola, S.A., to an affiliated entity, in exchange for preferred stock. The total HHF assets, liabilities, and goodwill transferred approximated $2.5 billion, $2.0 billion, and $51 million, respectively. Operating revenues and pre-tax income for the transferred HHF entities amounted to $150 million and $65 million, respectively, for the year ended December 31, 2001

Operating Results

Interest revenues decreased $94 million (23%) to $309 million for the first three months of 2002, compared with $403 million for the first three months of 2001. This decrease primarily resulted from a decrease in market interest rates during the period from the first quarter of 2001 through the first three months of 2002. The impact of this decrease in interest rates has been significant on the portfolio, which is heavily based on variable rates. An increase in nonearning assets from $315 million at March 31, 2001 to $591 million at March 31, 2002, primarily as a result of several bankruptcies in Mid-Market and overall poor economic conditions, also contributed to the decrease in interest revenue.

Interest expense on borrowings decreased to $137 million (45%), compared with $249 million for the first three months of 2001. The decrease reflected the effects of a significant decrease in interest rates over the period from the first quarter of 2001 through the first three months of 2002, lower cost of funds since the GE Capital merger, and a decrease in the amount of total senior debt outstanding from $15.7 billion at March 31, 2001 to $10.3 billion at March 31, 2002.

Fees and other income was $40 million for the first three months of 2002, a 60% decrease from $99 million for the first three months of 2001. The decrease primarily related to a reduction in participation fees and other fee income in Specialized Financing in the first quarter of 2002, as transactional volume has decreased as a result of the GE Capital merger. In addition, a plan of sale was approved in the first quarter of 2002 to sell debt securities with an unrealized loss of $10 million, net of income tax. Since we did not expect the fair value of the securities to recover prior to the sale, the writedown was recognized in earnings in the period in which the decision to sell was made, not the period in which the sale occurred. The first quarter of 2001 included approximately $23 million of income from participation fees, exit fees and other types of fees and gains typically earned on transactions relating to loan participations. The first three months of 2001 also included $8 million in gains from exercised early buy-out options in a leasing transaction in Specialized Financing, and gains from loan sales transactions in the amount of $6 million, both with no counterpart in the first three months of 2002.

Operating and administrative expenses were $100 million for the first three months of 2002, a 10% decrease from $111 million for the first three months of 2001. The decrease primarily reflected the decrease in salaries and wages expense and related employee-driven expenses as a result of the reduction in headcount since the GE Capital merger.

Provision for losses was $71 million for the first three months of 2002, compared with $60 million for the first three months of 2001. The increase primarily relates to loan loss provisions in the amount of $31 million, net of income taxes, made in Specialized Finance during the quarter as a result of an increase in reserves for loan losses that management has concluded are probable and inherent in the portfolio. The increase was partially offset by one-time additional provisions made in the first quarter of 2001 in the amount of $18 million, net of income taxes, relating to SBA loans and other Mid-Market loans, largely as the result of the discontinuation of the Small Business Finance unit.

Income tax provision was $16 million for the first three months of 2002 (an effective tax rate of 39%), compared with $20 million for the first three months of 2001 (an effective tax rate of 29%). The higher effective tax rate primarily reflected increased state income tax rates and increased rates of tax on non-US operations resulting from the GE Capital merger. Prior to the merger, the company had an effective tax rate of 2% for state income taxes and had no income tax liability on income earned from foreign operations. Subsequent to the merger, the effective tax rates were 7% for state income taxes and 35% for income from foreign operations.

Small Business Finance charges were $12 million for the first three months of 2001 with no corresponding expense in the first quarter of 2002. The 2001 expense related to a one-time charge of approximately $12 million (approximately $8 million after-tax) in connection with the decision to discontinue the origination of SBA loans through our Small Business Finance unit. This charge was primarily related to employee severance and facility related-costs.

Operating Segments

Mid-Market Financing revenues decreased 29% and net earnings increased 117% for the first three months of 2002 compared with the first three months of 2001. Revenues decreased primarily as a result of significantly lower market interest rates and reduced asset gains. Other events contributing to the decrease were transactions during the first quarter of 2001 that resulted in gains from loan sales of $6 million in Commercial Equipment Financing and gains from sales of stock of $18.9 million in Commercial Finance, with no counterpart in the first quarter of 2002. The increase in net earnings was primarily the result of abnormally high provisions for loan losses in 2001 which included a one-time $18 million, net of income tax, provision for SBA loans as the result of the discontinuation of the Small Business Finance unit, and lower cost of funds since the GE Capital merger.

Specialized Financing revenues decreased 39% and net earnings decreased 136% for the first three months of 2002 compared with the first three months of 2001. Revenues and net earnings decreased primarily as a result of the heavily variable rate portfolio being impacted by significantly lower market interest rates. Decreased participation income in the Real Estate unit also factored into the decrease, as there were significant loan participation transactions in the first quarter of 2001, for which there was no counterpart in the first quarter of 2002. Net earnings also decreased as a result of loan loss provisions in the amount of $31 million, net of income taxes, made during the quarter as a result of increases in reserves that management has concluded are probable and inherent in the portfolio. In addition, a plan of sale was approved in the first quarter of 2002 to sell securities with an unrealized loss of $10 million, net of income tax. Since we did not expect the fair value of the securities to recover prior to the sale, the writedown was recognized in earnings in the period in which the decision to sell was made, not the period in which the sale occurred. Gains of $8 million from the exercising of early buy-out options in 2001, relating to lease agreements in the Structured Finance Group, for which there was no counterpart in the first three months of 2002, also contributed to the decrease.

Portfolio Quality

Receivables are the financing businesses' largest asset and their primary source of revenues. The portfolio of financing receivables, before allowance for losses, decreased slightly to $15.9 billion at March 31, 2002, from $16.1 billion at the end of 2001. The payoff of a conduit during the three months ended March 31, 2002 resulted in an increase in financing receivables of approximately $972 million. This was offset by the run-off status of the portfolio, as principal payments were $1.1 billion, and origination volume of $1.1 billion represented the renewal of receivables, rather than new business generation. The related allowance for losses at March 31, 2002, amounted to $496 million (up from $442 million at the end of 2001) and represented management's best estimate of probable losses inherent in the portfolio. "Nonearning" receivables are those that are 90 days or more delinquent (or for which collection has otherwise become doubtful) and "reduced-earning" receivables are commercial receivables with terms that have been restructured to a below-market yield. Nonearning receivables at March 31, 2002 totaled $591 million, of which $19 million were repossessed assets, compared to $431 million at December 31, 2001, of which $23 million were repossessed assets. The increase was primarily the result of poor economic conditions during the period, including several bankruptcies in Mid-Market Financing, including a significant amount related to the Telecom industry. No loans were troubled debt restructures and no assets were returned to earning status during the quarter ended March 31, 2002.

Forward Looking Statements

This document may include certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from those expressed in, or implied by, these forward-looking statements due to changes in global economic business, competitive markets and regulatory factors.

                           PART II--OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

     a.  Exhibits.

         Exhibit 12. Computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred stock dividends.

         Exhibit 99.1 CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 99.2 CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.





     b.   Reports on Form 8-K.

          Date of Report              Item  Description
          --------------------        ----- ----------------------------
          January 25, 2002             4    A report disclosing changes
                                            in registrant's certifying
                                            accountant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             HELLER FINANCIAL, INC.
                                             ----------------------
                                                 (Registrant)


Date:    August 14 , 2002       By:             /s/ J. Gordon Smith
                                    --------------------------------------------
                                                   J. Gordon Smith
                                            Chief Executive Officer and
                                              Chief Financial Officer
                                            (Principal Financial Officer)



Date:     August 14 , 2002      By:            /s/ Julie A. Giglio
                                    --------------------------------------------
                                                  Julie A. Giglio
                                       Chief Accounting Officer and Controller
                                           (Principal Accounting Officer)

                                                                    Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Heller Financial, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. Gordon Smith, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 other than the filing deadlines contained therein; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ J. Gordon Smith
--------------------------
J. Gordon Smith
Chief Executive Officer
August 14, 2002

                                                                    Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Heller Financial, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. Gordon Smith, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 other than the filing deadlines contained therein; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ J. Gordon Smith
-------------------------
J. Gordon Smith
Chief Financial Officer
August 14, 2002

                                                                     EXHIBIT 12

                     HELLER FINANCIAL, INC. AND SUBSIDIARIES

                        COMPUTATION OF RATIO OF EARNINGS
             TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS
                                   (unaudited)
                              (dollars in millions)


                                                                                                     For the Three
                                                                                                     Months Ended
                                                                                                    March 31, 2002

Earnings before income taxes and accounting changes..............................................         $   41

Add-Fixed charges
     Interest and debt expense...................................................................            137
     One-third of rentals........................................................................              1
                                                                                                          ---------

             Total fixed charges.................................................................            138
                                                                                                          ---------

Earnings before income taxes, as adjusted........................................................         $  179
                                                                                                          ---------

Ratio of earnings to fixed charges...............................................................           1.29x
                                                                                                          =========

Preferred stock dividends on a pre-tax basis.....................................................         $    8
                                                                                                          ---------
         Total combined fixed charges and preferred stock dividends..............................            146
                                                                                                          =========


Ratio of earnings to combined fixed charges and preferred stock dividends........................           1.22x
                                                                                                          =========


For purposes of computing the ratio of earnings to combined fixed charges and preferred stock dividends, "earnings" includes earnings before income taxes and fixed charges. "Combined fixed charges and preferred stock dividends" includes interest on all indebtedness, one-third of annual rentals (approximate portion representing interest) and preferred stock dividends on a pre-tax basis.