Form 10-Q
period 2002-06-30
HELLER FINANCIAL INC
filed 2002-08-14
CIK 46738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           --------------------------
                                    FORM 10-Q
                           --------------------------

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2002

                              OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from                 to
                                                -------------      -----------

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

                                 (203) 316-7500
                           --------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

At August 14, 2002, 100 shares of voting Class A Common Stock, par value of $0.25 per share, were outstanding.

Aggregate market value of the outstanding common equity held by non-affiliates of the registrant at August 14: None.


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT PERMITTED THEREBY.

                                TABLE OF CONTENTS

                                                                                                          Page
                                                                                                   -------------------
PART I - FINANCIAL INFORMATION.

Item 1.       Financial Statements ..........................................................                 1

Item 2.       Management's Discussion and Analysis of Results of Operations .................                10


PART II - OTHER INFORMATION.

Item 6.       Exhibits and Reports on Form 8-K ..............................................                13

Signatures ..................................................................................                14

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                     HELLER FINANCIAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                  (In millions)

                                                                  For the Three Months     For the Six Months
                                                                     Ended June 30,          Ended June 30,
                                                                     --------------          --------------
                                                                    2002       2001         2002        2001
                                                                    ----       ----         ----        ----
                                                                      (Unaudited)              (Unaudited)
Revenues
Interest....................................................      $   285      $ 358        $ 575       $ 734
Fees and other..............................................           68         72           76         146
                                                                  ---------- ----------   ----------  ----------
                                                                      353        430          651         880
                                                                  ---------- ----------   ----------  ----------
Expenses
Interest....................................................          130        201          257         434
Operating and administrative................................           62         97          146         189
Provision for losses........................................           73         56          145         114
Minority Interest...........................................            -          2            -           2
Small Business Finance charges..............................            -          -            -          12
                                                                  ---------- ----------   ----------  ----------
                                                                      265        356          548         751
                                                                  ---------- ----------   ----------  ----------

Earnings
Earnings before income taxes and accounting changes.........           88         74          103         129
Provision for income taxes..................................           29         21           40          36
                                                                  ---------- ----------   ----------  ----------
Earnings before cumulative effect of accounting changes                59         53           63          93
Cumulative effect of changes in accounting principle (net of
taxes)......................................................            -          -            -         (4)
                                                                  ---------- ----------   ----------  ----------
Net earnings from continuing operations.....................           59         53           63         89
                                                                  ---------- ----------   ----------  ----------
Discontinued Operations
(Loss) Earnings before income taxes of discontinued
operations..................................................           (4)        22           22          37
(Benefit) Provision for income taxes........................           (1)         7            4          12
                                                                  ---------- ----------   ----------  ----------
Net (loss) earnings from discontinued operations............           (3)        15           18          25
                                                                  ---------- ----------   ----------  ----------
Net earnings................................................        $  56      $  68        $  81       $ 114
                                                                  ========== ==========   ==========  ==========

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these statements.

                     HELLER FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 (In millions, except for information on shares)

                          ASSETS                              June 30,           December 31,
                                                                2002                 2001
                                                           ---------------      ----------------
                                                             (Unaudited)          (Audited)
Cash and cash equivalents.................................   $   357            $    540
Receivables...............................................    13,198              16,136
   Less: Allowance for losses of receivables..............       494                 442
                                                           ---------------      ----------------
        Net receivables...................................    12,704              15,694
Equity and real estate investments........................       805                 988
Debt securities...........................................       626                 314
Goodwill..................................................       385                 436
Other assets..............................................     2,066               1,944
                                                           ---------------      ----------------
Total assets.............................................. $  16,943           $  19,916
                                                           ===============      ================

           LIABILITIES AND STOCKHOLDER'S EQUITY

Senior debt
     Commercial paper and short-term borrowings...........  $     47            $    842
     Notes and debentures.................................     9,302              10,685
     Company obligated mandatorily redeemable
     preferred stock securities of a security trust.......       175                 175
                                                            --------------     ----------------
Total senior debt.........................................     9,524              11,702
Credit balances of factoring clients......................        46                 906
Inter-company notes payable...............................     4,454               4,327
Other payables and accruals...............................       593                 706
                                                            --------------     ----------------
Total liabilities.........................................    14,617              17,641
Minority interest.........................................         9                  13
Stockholder's equity
Preferred stock...........................................       275                 275
Class A common stock ($.25 par; 1,000 shares authorized;
100 shares issued and outstanding)........................         -                   -
Additional paid in capital................................     1,595               1,594
Retained earnings.........................................       570                 498
Accumulated other comprehensive loss......................      (123)               (105)
                                                            --------------     ----------------
Total stockholder's equity................................     2,317               2,262
                                                            --------------     ----------------
Total liabilities and stockholder's equity................  $ 16,943            $ 19,916
                                                            ==============     ================

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these statements.

                     HELLER FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (In millions)

                                                                                                 For the Six Months Ended
                                                                                                         June 30,
                                                                                                    2002          2001
                                                                                               -----------   -----------
                                                                                                     (Unaudited)
OPERATING ACTIVITIES
Earnings from continuing operations before cumulative effect of accounting changes ..........       $   63       $   93
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for losses ........................................................................          145          114
Amortization and depreciation ...............................................................           46           27
Net (increase) decrease in other assets .....................................................         (205)         (29)
Net increase (decrease) in other payables and accrued liabilities ...........................          (54)           9
Other .......................................................................................          (89)         (15)
                                                                                               -----------   -----------
Net cash (used in) provided by operating activities .........................................          (94)         199
                                                                                               -----------   -----------
INVESTING ACTIVITIES
Longer-term loans funded ....................................................................       (1,353)      (2,745)
Collections of principal ....................................................................        1,989          977
Securitizations, participations, syndications and loan sales ................................            -        1,399
Net (increase) decrease in short-term loans and advances to factoring clients ...............         (118)          470
Investment in equity interests and other investments ........................................          (54)        (362)
Sales of investments in equity interests and other investments ..............................          399           32
Other .......................................................................................            -            3
                                                                                               -----------   -----------
Net cash provided by (used in) investing activities .........................................          863         (226)
                                                                                               -----------   -----------
FINANCING ACTIVITIES
Senior note issuances .......................................................................           21        2,695
Retirement of notes and debentures ..........................................................       (1,196)      (1,815)
Decrease in commercial paper and other short-term borrowings ................................          (12)      (1,173)
Net increase in advances from affiliates ....................................................          481          198
Issuance of class A common stock ............................................................            -           12
Repurchase of class A common stock ..........................................................            -           (7)
Redemption of cumulative perpetual preferred stock series A .................................            -         (125)
Issuance of mandatorily redeemable preferred trust securities ...............................            -          175
Cash dividends paid on preferred and common stock ...........................................           (9)         (33)
Other .......................................................................................            -           15
                                                                                               -----------   -----------
Net cash (used in) financing activities .....................................................         (715)         (58)
                                                                                               -----------   -----------
Net cash provided by (used in) continuing operations ........................................           54          (85)
                                                                                               -----------   -----------
Net cash (used in) discontinued operations ..................................................         (237)         (60)
                                                                                               -----------   -----------
(Decrease) in cash and cash equivalents .....................................................         (183)        (145)
Cash and cash equivalents at the beginning of the period ....................................          540          732
                                                                                               -----------   -----------
Cash and cash equivalents at the end of the period ..........................................     $    357      $   587
                                                                                               ===========   ===========

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these statements.

                     HELLER FINANCIAL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                                                                                                    Accum.
                                                                                                     Other
                                                       Preferred Class A  Class B Treasury  Add'l   Compre-                  Compre-
                                                         Stock   Common   Common   Stock   Paid In  hensive Retained         hensive
                                                       (Note 10)  Stock    Stock  (Note 5) Capital  Income  Earnings  Total  Income
                                                       ---------  -----    -----  -------- -------  ------  --------  -----  -------
                                                                                (unaudited,
                                                                                in millions)
BALANCE AT DECEMBER 31, 2000 ..........................  $  400   $   12   $   13   $ (19)  $1,631   $ (16)   $  554  $2,575

Comprehensive Income:
Income before cumulative effect of
    Change in accounting for derivatives ..............      --       --       --       --      --       --      118     118  $ 118
  Other comprehensive income (loss), net of tax:
        Transition adjustment related to change in
        accounting for derivatives, net of tax of $(2).      --       --       --       --      --       --       --      (4)  $ (4)
        Unrealized loss on qualifying cash flow
        hedges, net of tax of $(1) ....................      --       --       --       --      --       --       --      (2)  $ (2)
     Unrealized loss on securities, net of tax of $(1).      --       --       --       --      --       --       --      (2)    (2)
     Foreign currency translation adjustments,
        net of tax of $(15) ...........................      --       --       --       --      --       --       --     (26)   (26)
                                                                                                                               -----
  Other comprehensive income ..........................      --       --       --       --      --     (34)       --      --    (34)
                                                                                                                               -----
Comprehensive income ..................................      --       --       --       --      --       --       --      --  $  84
                                                                                                                               =====
Issuance of class A common stock ......................      --       --       --       --      12       --       --      12
Repurchase of class A common stock ....................      --       --       --      (7)      --       --       --      (7)
Redemption of cumulative perpetual preferred stock,
   series A ...........................................    (125)      --       --       --      --       --       --    (125)
Vesting of restricted shares of common stock ..........      --       --       --       --       3       --       --       3
Preferred stock dividends .............................      --       --       --       --      --       --      (14)    (14)
Common stock dividends ................................      --       --       --       --      --       --      (19)    (19)
Other .................................................      --       --       --       --      (5)      --       --      (5)
                                                         ------   ------   ------   -----------------------   -------  ------
BALANCE AT JUNE 30, 2001 ..............................  $  275   $   12   $   13   $ (26)   $1,641  $  (50)   $ 639 $ 2,504
                                                         ======   ======   ======   ======   ======  ======    ======  ======

Balance at December 31, 2001 ..........................  $  275  $    --   $   --  $    --  $1,594   $ (105)  $  498  $2,262
Comprehensive Income:
Net income ............................................      --       --       --       --      --       --       81      81  $  81
  Other comprehensive (loss) income, net of tax: ......      --       --       --       --      --       --       --      --
    Unrealized  loss on  qualifying  cash flow  hedges,
        net of tax ....................................      --       --       --       --      --       --       --      (1)    (1)
    Reclassification into earnings of realized gains
        on cash flow hedges, net of tax of $2 .........      --       --       --       --      --       --       --       3      3
    Unrealized loss on securities, net of tax of $14 ..      --       --       --       --      --       --       --      25     25
    Foreign currency  translation  adjustments,  net of
        tax of $(26) ..................................      --       --       --       --      --       --       --     (45)   (45)
                                                                                                                              ------
  Other comprehensive loss ............................      --       --       --       --      --      (18)      --      --    (18)
                                                                                                                              ------
Comprehensive Income ..................................      --       --       --       --      --       --       --      --  $  63
                                                                                                                              ======
Amortization of discount on debt securities ...........      --       --       --       --       1       --       --       1
Preferred stock dividends .............................      --       --       --       --      --       --       (9)     (9)
                                                         ------   ------   ------   ------  ------  -------    ------  ------
      BALANCE AT JUNE 30, 2002 ........................$   275  $    --   $    --   $   --  $1,595  $  (123)   $ 570  $2,317
                                                       ======== =======   =======   ======  ======  =======    ======  ======

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     HELLER FINANCIAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) Basis of Presentation

These consolidated condensed financial statements should be read in conjunction with the financial statements and notes included in the annual report on Form 10-K of Heller Financial, Inc. (including its consolidated subsidiaries, Heller or the Company, which may be referred to as we, us or our) for the year ended December 31, 2001. All significant transactions among the parent and consolidated affiliates have been eliminated. Certain prior year amounts have been reclassified to conform to the current period's presentation and adjusted to conform to changes effected by the filing of form 10Q/A for the second quarter of 2001.

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

(2) Accounting Developments

Statement of Financial Accounting Standards No. 133

At January 1, 2001, the Company adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under SFAS 133, all derivative instruments are recognized in the balance sheet at their fair values. The cumulative effect of adopting this standard were one-time, after-tax reductions of net earnings of $4 million in the first quarter of 2001.

Statement of Financial Accounting Standards No. 142

The Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets", generally became effective on January 1, 2002. Under SFAS 142, goodwill is no longer amortized but is tested for impairment using a fair value methodology. Heller ceased amortizing goodwill effective January 1, 2002. Simultaneously, to maintain a consistent base for its measurement of performance, management revised previously-reported segment information to correspond to the earnings measurements by which businesses will be evaluated. In accordance with the requirements of SFAS 131, Reporting Segments of a Business Enterprise, previously reported segment results (presented under the heading Operating Segments in Note 7), have been restated to be consistent with 2002 reporting. Goodwill amortization expense for the quarter and six months ended June 30, 2001, was $5 million ($4 million after tax) and $10 million ($7 million after tax), respectively. The effect on earnings of excluding such goodwill amortization expense from the second quarter and first six months of 2001 follows:

                                                    Second Quarter Ended                    Six Months Ended
                                             ------------------------------------  -----------------------------------
(In millions)                                 June 30, 2002      June 30, 2001      June 30, 2002     June 30, 2001
                                             -----------------  -----------------  ----------------- -----------------
Earnings from continuing operations before
accounting changes .......................   $             59   $             53   $             63  $             93
                                             -----------------  -----------------  ----------------- -----------------
Earnings from continuing operations before
accounting changes, excluding 2001 goodwill
amortization .............................   $             59   $             57   $             63  $            100
                                             -----------------  -----------------  ----------------- -----------------
Net earnings from continuing operations ..   $             59   $             53   $             63  $             89
                                             -----------------  -----------------  ----------------- -----------------
Net earnings from continuing operations,
excluding 2001 goodwill amortization .....   $             59   $             57   $             63  $             96
                                             -----------------  -----------------  ----------------- -----------------

Under SFAS 142, Heller was required to test all existing goodwill for impairment as of January 1, 2002, on a "reporting unit" basis. A reporting unit is the operating segment unless, at one level below that operating segment (the "component" level), discrete financial information is prepared and regularly reviewed by management, in which case such component is the reporting unit. SFAS 142 requires that two or more component-level reporting units with similar economic characteristics be combined into a single reporting unit.

A fair value approach is used to test goodwill for impairment. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. Fair values of reporting units and the related implied fair values of their respective goodwill were established using discounted cash flows. When available and appropriate, comparative market multiples were used to corroborate results of the discounted cash flows. An analysis performed by the Company determined there is no impairment of goodwill as of June 30, 2002.

The following table presents goodwill balances relating to our acquisitions, by operating segment:
                                                      June 30       December 31
                                                         2002           2001
                                                         ----           ----
                                                            (in millions)
Mid-Market Financing
     Goodwill..................................             $ 198          $ 261
     Accumulated goodwill amortization.........                26             38
                                                         --------      ---------
     Net goodwill, Mid-Market Financing........             $ 172          $ 223
                                                         --------      ---------
Specialized Financing
     Goodwill..................................             $ 236          $ 236
     Accumulated goodwill amortization.........                23             23
                                                         --------      ---------
     Net goodwill, Specialized Financing.......             $ 213          $ 213
                                                         --------      ---------
      Consolidated net goodwill ...............             $ 385          $ 436
                                                         ========      =========

(3) Discontinued Operations

On May 22, 2002, Heller International Group (HIG), a wholly-owned subsidiary of Heller Financial, Inc., transferred all of the outstanding common stock of Heller Holding France S.A. (HHF), the French holding company of Factofrance Heller S.A. and Heller Factoring Espanola, S.A., to GE Capital European Investments, Inc. In exchange for the common stock of HHF, GE Capital European Investments issued to HIG 6,710 shares of Series A preferred stock with a par value of $100,000 per share. This par amount has been included in the Debt Securities line in the balance sheet, net of a $224 million discount. The preferred shares pay quarterly, cumulative dividends at an annual fixed rate of 6.20%, are non-voting and are mandatorily redeemable after 21 years (redemption period). Heller has accounted for the exchange of shares between entities under common control using the carryover basis of the transferred net assets, which were approximately $447 million as of May 22, 2002. No gain or loss was recorded in connection with the transfer. The difference between the preferred stock series A par value and the carryover basis book value of the transferred assets has been recorded as a discount on the preferred shares, and will be accreted directly to equity over the redemption period with no future income statement effect. The total HHF assets, liabilities, and goodwill transferred approximated $2.5 billion, $2.0 billion, and $51 million, respectively. Operating revenues and pre-tax income for the transferred HHF entities amounted to $150 million and $65 million, respectively, for the year ended December 31, 2001.

(4)  Nonearning Assets

We do not recognize interest and fee income on impaired receivables or repossessed assets, both of which are classified as nonearning, as set forth in the following table:

                                                  June 30,     December 31,
                                                  2002             2001
                                                  ----             ----
                                                      (In millions)
Nonearning receivables ...................          $   691         $   408
Nonearning repossessed assets ............               27              23
                                              --------------   -------------
  Total nonearning assets ................          $   718         $   431
                                              ==============   =============

Loan Modifications--

At June 30, 2002 and December 31, 2001, we did not have any loans that were considered troubled debt restructures. At June 30, 2002 there were no loans that were restructured and returned to earning status.

Allowance for Losses--

The changes in the allowance for losses of receivables and repossessed assets were as follows for the six months ended June 30, 2002 and the year ended December 31, 2001:
                                                        June 30,    December 31,
                                                          2002          2001
                                                      -----------  -------------
                                                             (In millions)
Balance at the beginning of the period ............  $    442         $    342
Provision for losses ..............................       145              297
Writedowns ........................................       (59)            (225)
Recoveries ........................................         1               31
Other .............................................        (4)              (3)

Net change resulting from discontinued operations .       (31)              -
                                                     ----------     -----------
Balance at the end of the period ..................  $    494         $    442
                                                     ==========     ===========

(5)     Senior Debt - Notes and Debentures

We issued and retired the following notes and debentures during the six months ended June 30, 2002 (excluding unamortized premium and discount):

                                                                    Principal
                                                                     Amount
                                                                 --------------
                                                                  (In millions)
Issuances:
   Fixed rate notes with  interest  rates ranging from 3.66% to
   6.38%  due  on  various  dates  ranging  from  6/20/2004  to
   10/20/2005 ................................................. $        21
                                                                     ------
                                                                $        21
                                                                     ------
Retirements:
   Variable rate notes due on various dates ranging from
   1/22/2002 to 6/24/2002 ..................................... $    (1,003)

   Fixed rate notes with interest rates ranging from 3.23%
   to 8.00% due on various dates ranging from
   2/11/2002 to 6/30/2002 ..................................... $      (193)
                                                                      -----
                                                                $    (1,196)
                                                                      =====

At June 30, 2002, we had total committed credit and available asset sale facilities totaling $6 million. This amount was fully available for use at June 30, 2002.

We had approximately $460 million in available liquidity support from banks at June 30, 2002, of which $185 million was unused at June 30, 2002.


(6) Stockholder's Equity

A summary of increases/(decreases) in stockholder's equity that do not result directly from transactions with share owners, net of income taxes, is provided below.

                                                  Six Months Ended
(In millions)                              June 30, 2002     June 30, 2001
                                          ----------------- -----------------

Net earnings ...........................         $      81         $     118
Investing securities ...................                25                (2)
Currency translation adjustments .......               (45)              (26)
Derivatives qualifying as hedges .......                 3                (2)
Cumulative effect on share owner's
    equity of adopting SFAS 133 ........                (1)               (4)
                                          ----------------- -----------------
Total ..................................         $      63         $      84
                                          ================= =================

                                                  Three Months Ended
(In millions)                              June 30, 2002     June 30, 2001
                                          ----------------- -----------------

Net earnings ...........................         $      56         $      68
Investing securities ...................                                   6
                                                        13
Currency translation adjustments .......               (55)                 6
Derivatives qualifying as hedges .......                 2                 -
Cumulative effect on share owner's
     equity of adopting SFAS 133 .......                (1)                 -
                                          ----------------- -----------------
Total ..................................         $      15         $      80
                                          ================= =================

(7)  Operating Segments

Revenues and net earnings before accounting changes of the Company, by operating segment, for the six months ended June 30, 2002 and June 30, 2001, along with total assets, by operating segment, as of June 30, 2002 and December 31, 2001, are summarized and discussed below. Amounts for the first six months of 2001 have been reclassified to conform to the 2002 presentation, which reflects changes, effective as of January 1, 2002, in the Corporation's internal organization, the effects of SFAS 142 on prior year net earnings, and also to conform to changes effected by the filing of form 10Q/A for the first quarter of 2001.

Consolidated
                                                                           June 30,          December 31,
(In millions)                                                                2002                2001
                                                                       -----------------    ----------------
Total Assets
Mid-Market Financing ...............................................         $    9,871          $   13,324
Specialized Financing ..............................................              5,733               5,609
All other ..........................................................              1,339                 983
                                                                       -----------------    ----------------
   Total assets ....................................................         $   16,943          $   19,916
                                                                       =================    ================

                                                                                 Six Months Ended
                                                                       -------------------------------------
                                                                           June 30,            June 30,
                                                                             2002                2001
                                                                       -----------------    ----------------
Revenues from continuing operations
Mid-Market Financing ...............................................          $     394           $     564
Specialized Financing ..............................................                203                 283
All other ..........................................................                 54                  33
                                                                       ----------------     ----------------
   Total revenues ..................................................          $     651           $     880
                                                                       =================    ================

Net Earnings from continuing operations before accounting changes
Mid-Market Financing ...............................................          $      31           $      20
Specialized Financing ..............................................                 26                  74
All other ..........................................................                  6                   6
                                                                       -----------------    ----------------
   Total net earnings before accounting changes ....................          $      63           $     100
                                                                       =================    ================


(8) Small Business Finance Charge

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


Overview

Net earnings before cumulative effects of changes in accounting principle for the six months ended June 30, 2002 was $63 million, a $30 million (32%) decrease compared to net earnings before accounting changes of $93 million for the first six months of 2001. Excluding the effect of the prior year goodwill amortization in the amount of $7 million after tax, net earnings before accounting changes decreased 37%. For a discussion of the cumulative effects of changes in accounting principle, refer to footnote 2 of the financial statements included herein. The decrease relates primarily to $31 million, net of income taxes, of loan loss provisions in Specialized Financing that were a result of an increase in reserves that management has concluded are probable and inherent in the portfolio. The results for the six months ended June 30, 2002 included a decrease in revenues as a result of decreases in interest rates on the variable rate financing receivables portfolio, as well as decreases in participation fees and other fee income since the GE Capital merger, as overall new business volume has decreased since the purchase date. The 3-month LIBOR rate was 3.791% at June 30, 2001, compared to a 3-month LIBOR rate of 1.860% at June 30, 2002. These reductions in revenue were partially offset during the period by a corresponding decrease in interest expense due to lower market interest rates, and reduced operating expenses since the GE Capital merger resulting from a reduction in headcount.

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

Interest revenues decreased $159 million (22%) to $575 million for the first six months of 2002, compared with $734 million for the first six months of 2001. This decrease primarily resulted from the decrease in market interest rates during the period from the second quarter of 2001 through the first six months of 2002. The impact of this decrease in interest rates has been significant on the portfolio, which is heavily based on variable rates. An increase in nonearning assets from $347 million at June 30, 2001 to $718 million at June 30, 2002, primarily as a result of several bankruptcies in Mid-Market and overall poor economic conditions during the period, also contributed to the decrease in interest revenue.

Interest expense on borrowings decreased to $257 million (41%), compared with $434 for the first six months of 2001. The decrease reflected the effects of the significant decrease in interest rates over the period from the second quarter of 2001 through the first six months of 2002, lower cost of funds since the GE Capital merger, and a decrease in the amount of total senior debt outstanding from $15.6 billion at June 30, 2001 to $9.5 billion at June 30, 2002.

Fees and other income was $76 million for the first six months of 2002, a 48% decrease from $146 million for the first six months of 2001. The decrease primarily related to a reduction in participation fees and other fee income in Specialized Financing in the first six months of 2002, as transactional volume has decreased as a result of the GE Capital merger. The first six months of 2001 included approximately $23 million of income from participation fees, exit fees and other types of fees and gains typically earned on transactions relating to loan participations with no counterpart in 2002. The first six months of 2001 also included $8 million in gains from exercised early buy-out options in a leasing transaction in Specialized Financing, and gains from loan sales transactions in the amount of $6 million, both with no counterpart in the first six months of 2002.

Operating and administrative expenses were $146 million for the first six months of 2002, a 23% decrease from $189 million for the first six months of 2001. The decrease primarily reflected the decrease in salaries and wages expense and related employee-driven expenses as a result of the reduction in headcount since the GE Capital merger.

Provision for losses was $145 million for the first six months of 2002, compared with $114 million for the first six months of 2001. The increase primarily relates to loan loss provisions in the amount of $31 million, net of income taxes, made in Specialized Finance during the period as a result of an increase in reserves for loan losses that management has concluded are probable and inherent in the portfolio. The increase was partially offset by one-time additional provisions made in the first quarter of 2001 in the amount of $18 million, net of income tax, relating to SBA loans and other Mid-Market loans, largely as the result of the discontinuation of the Small Business Finance unit.

Income tax provision was $40 million for the first six months of 2002 (an effective tax rate of 38%), compared with $36 million for the first six months of 2001 (an effective tax rate of 28%). The higher effective tax rate primarily reflects increased state income tax rates and increased rates of tax on non-US operations resulting from the GE Capital merger. Prior to the merger, the company had an effective tax rate of 2% for state income taxes and had no income tax liability on income earned from foreign operations. Subsequent to the merger, the effective tax rates are 7% for state income taxes and 35% for income from foreign operations.

Small Business Finance charges were $12 million for the first six months of 2001 with no corresponding expense in the first six months of 2002. The 2001 expense related to a one time charge of approximately $12 million (approximately $8 million after-tax) in connection with the decision to discontinue the origination of SBA loans through our Small Business Finance unit. This charge was primarily related to employee severance and facility related-costs.

Operating Segments

Mid-Market Financing revenues decreased 30% and net earnings increased 65% for the first six months of 2002 compared with the first six months of 2001. Revenues decreased primarily as a result of significantly lower market interest rates and reduced asset gains. Events contributing to the decrease were one-time 2001 transactions that resulted in gains from loan sales of $6 million in Commercial Equipment Financing and gains from sales of stock of $18.9 million in Commercial Finance, with no counterpart in the first six months of 2002. The increase in net earnings was primarily the result of one-time provisions in the amount of $18 million, net of income tax, for loan losses in 2001 for SBA loans as the result of the discontinuation of the Small Business Finance unit, and lower cost of funds since the GE Capital merger.

Specialized Financing revenues decreased 28% and net earnings decreased 65% for the first six months of 2002 compared with the first six months of 2001. Revenues and net earnings decreased primarily as a result of the heavily variable rate portfolio being impacted by significantly lower market interest rates. Decreased participation income also factored into the decrease, as there were significant loan participation transactions in the first six months of 2001, for which there was no counterpart in the first six months of 2002. The decrease in net earnings primarily relates to loan loss provisions in the amount of $31 million, net of income taxes, made during the period, which management has concluded are probable and inherent in the portfolio. Gains of $8 million from the exercising of early buy-out options in 2001, relating to lease agreements in the Structured Finance Group, for which there was no counterpart in the first six months of 2002, also contributed to the decrease.

Portfolio Quality

Receivables are the financing businesses' largest asset and their primary source of revenues. The portfolio of financing receivables, before allowance for losses, decreased to $13.2 billion at June 30, 2002, from $16.1 billion at the end of 2001. The decrease primarily relates to the sale of HHF, which had financing receivables of approximately $2.4 billion at the date of the transaction. The payoff of a conduit during the six months ended June 30, 2002 resulted in an increase in financing receivables of approximately $972 million. This was offset by the run-off status of the portfolio, as principal payments were $2.0 billion, and origination volume of $1.4 billion represented the renewal of receivables, rather than new business generation. The related allowance for losses at June 30, 2002, amounted to $494 million ($442 million at the end of 2001) and represents management's best estimate of probable losses inherent in the portfolio. "Nonearning" receivables are those that are 90 days or more delinquent (or for which collection has otherwise become doubtful) and "reduced-earning" receivables are commercial receivables whose terms have been restructured to a below-market yield. Nonearning receivables at June 30, 2002 totaled $718 million, of which $27 million were repossessed assets, compared to $431 million at December 31, 2001, of which $23 million were repossessed assets. The increase during the six months ended June 30, 2002 was primarily the result of several bankruptcies in Mid-Market Financing, particularly in the Telecom industry, along with an overall decline in economic conditions during the period. No loans were troubled debt restructures and no assets were returned to earning status during the six months ended June 30, 2002.

Forward Looking Statements

This document includes certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from those expressed in, or implied by, these forward-looking statements due to changes in global economic business, competitive markets and regulatory factors.

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

         Exhibit 99.1 CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 99.2 CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.




     b.   Reports on Form 8-K.

          Date of Report              Item  Description
          ---------------------       ----- ------------------------------------
          January 25, 2002             4    A report disclosing changes in
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


                                     HELLER FINANCIAL, INC.
                                     ----------------------
                                        (Registrant)


Date:     August 14, 2002         By:           /s/ J. Gordon Smith
                                         ---------------------------------------
                                                   J. Gordon Smith
                                             Chief Executive Officer and
                                                Chief Financial Officer
                                             (Principal Financial Officer)



Date:     August 14, 2002         By:           /s/ Julie A. Giglio
                                         ---------------------------------------
                                                   Julie A. Giglio
                                         Chief Accounting Officer and Controller
                                            (Principal Accounting Officer)

                                                                    Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Heller Financial, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. Gordon Smith, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

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



/s/ J. Gordon Smith
-------------------------
J. Gordon Smith
Chief Executive Officer
August 14, 2002

                                                                    Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Heller Financial, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. Gordon Smith, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ J. Gordon Smith
-----------------------
J. Gordon Smith
Chief Financial Officer
August 14, 2002

                                                                      Exhibit 12


                     HELLER FINANCIAL, INC. AND SUBSIDIARIES

                        COMPUTATION OF RATIO OF EARNINGS
             TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS
                                   (Unaudited)
                                  (in millions)


                                                                                                      For the Six
                                                                                                     Months Ended
                                                                                                     June 30, 2002
                                                                                                     -------------

Earnings from continuing operations before income taxes and accounting changes...................          $ 103

Add-Fixed charges
     Interest and debt expense...................................................................            257
     One-third of rentals........................................................................              1
                                                                                                          -------
             Total fixed charges.................................................................            258
                                                                                                          -------
Earnings before income taxes, as adjusted........................................................         $  361
                                                                                                          -------
Ratio of earnings to fixed charges...............................................................           1.40x
                                                                                                          =======
Preferred stock dividends on a pre-tax basis.....................................................         $   15
                                                                                                          -------
         Total combined fixed charges and preferred stock dividends..............................            273
                                                                                                          =======
Ratio of earnings to combined fixed charges and preferred stock dividends........................           1.32x
                                                                                                          =======


For purposes of computing the ratio of earnings to combined fixed charges and preferred stock dividends, "earnings" includes earnings before income taxes and fixed charges. "Combined fixed charges and preferred stock dividends" includes interest on all indebtedness, one-third of annual rentals (approximate portion representing interest) and preferred stock dividends on a pre-tax basis.